Form 10-K
period 2005-01-01
Symmetry Medical Inc.
filed 2005-03-25
CIK 1292055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 333-116038

SYMMETRY MEDICAL INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	35-1996126
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

220 W. Market Street, Warsaw, Indiana	46580
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (574) 268-2252

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates based on the New York Stock Exchange closing price as of March 24, 2005, was approximately $259,725,400.

The number of shares outstanding of the registrant’s common stock as of March 24, 2005, was 33,174,056.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	BUSINESS

General

Symmetry Medical Inc. (which we sometimes refer to, together with its consolidated subsidiaries, as the “Corporation”) is the world’s largest independent provider of implants and related instruments and cases to orthopedic device manufacturers. The Corporation also designs, develops and produces these products for companies in other segments of the medical device market, including the dental, osteobiologic and endoscopy segments, and the Corporation provides limited specialized products and services to non-healthcare markets, such as the aerospace market. Through the Corporation’s “Total Solutions” approach, the Corporation offers its customers a broad range of products, as well as comprehensive services and production capabilities to help them bring their implant systems to market quickly and efficiently. The Corporation believes that its Total Solutions approach gives it a competitive advantage.

During fiscal year 2004, the Corporation generated revenue of $205.4 million, derived primarily from the sale of products and services to the orthopedic device market. The Corporation’s Total Solutions approach is supported by an experienced team of designers, development engineers and logistics specialists that work with its customers to coordinate all of its products and services.

Our primary products and services include:

•	implants, including forged, cast and machined products for the global orthopedic device market;

•	instruments used in the placement and removal of orthopedic implants and in other surgical procedures;

•	cases, including plastic, metal and hybrid cases used to organize, secure and transport medical devices for orthopedic and other surgical procedures; and

•	other specialized products and services for non-healthcare markets, primarily the aerospace market.

History

The Corporation was established in 1976 as a supplier of instruments to orthopedic device manufacturers. In 1996, the Corporation acquired a manufacturer of cases, which allowed it to extend its product offerings to include cases custom-designed for various medical devices and their related instruments. This acquisition and product line extension also allowed the Corporation to expand its customer base to medical device manufacturers beyond the orthopedic market. In 1998 and 1999, the Corporation expanded its European presence by acquiring an instrument manufacturer in the United Kingdom and a cases manufacturer and distributor in France. In October 2000, investment funds controlled by Olympus Partners (which we sometimes refer to as the “Olympus Funds”) acquired control of the Corporation through a recapitalization. In this transaction, the Olympus funds invested a total of $40.5 million in cash to acquire securities representing approximately 94% of the Corporation’s then outstanding voting stock. In June 2003, the Corporation acquired Mettis (UK) Limited (which we sometimes refer to, together with its consolidated subsidiaries, as “Mettis”), a leading manufacturer of forged, cast and machined implants for the global orthopedic device market. This acquisition significantly expanded the Corporation’s product offerings and increased its European presence, allowing it to develop and manufacture implants, instruments and cases for orthopedic device manufacturers on a global basis. In connection with the Mettis acquisition, the Olympus funds collectively invested an additional $63.0 million in equity and loaned the Corporation $8.0 million through the purchase of senior subordinated notes and stock purchase warrants. In December, 2004, the Corporation completed an initial public offering of its common stock and entered into a new senior credit facility. In connection with this offering, the Corporation used approximately $36.4 million of the net proceeds from the offering to repay all of its existing subordinated indebtedness, $58.0 million to repay a portion of its existing senior indebtedness and $23.3 million to fund the repurchase of a portion of its Class A Convertible Preferred Stock and warrants to purchase Class A Convertible Preferred Stock. In addition, the remaining outstanding shares of Class A Convertible Preferred Stock and warrants to purchase Class A Convertible Preferred Stock converted into approximately 8.0 million shares of the Corporation’s Common Stock and warrants to purchase approximately 255.3 thousand shares of the Corporation’s Common Stock.

Products and Services

The Corporation designs, develops and manufactures implants and related surgical instruments and cases for orthopedic device companies. The Corporation also designs, develops and manufactures products for companies in other medical device markets, such as dental, osteobiologic and endoscopy, and it provides limited specialized products and services used in the aerospace and other non-healthcare markets. The Corporation’s revenue from the sale of implants, instruments, cases and other products and services represented 36.6%, 33.0%, 23.0% and 7.4%, respectively, of its revenue in fiscal 2004, compared with 27.3%, 37.4%, 29.6% and 5.7%, respectively, of its revenue in fiscal 2003.

Implants

The Corporation designs, develops and manufactures implants for use in specific implant systems developed by its customers. The Corporation makes orthopedic implants used primarily in knee and hip implant systems. The Corporation’s orthopedic implants are used in reconstructive surgeries to replace or repair hips, knees and other joints, such as shoulders, ankles and elbows, sometimes referred to as extremities, that have deteriorated as a result of disease or injury. An orthopedic implant system is generally comprised of several implants designed to work in concert to replicate the structure and function of a healthy joint.

The Corporation also manufactures implant products for trauma, spine and other implant systems. Trauma implant systems are used primarily to reattach or stabilize damaged bone or tissue while the body heals. Spinal implant systems are used by orthopedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and injuries in various regions of the spine.

The Corporation’s design, engineering and prototyping expertise is an integral part of its implant offering. Medical device companies, which typically focus their resources on developing new implant systems as well as sales and marketing, often rely on us and companies like us to design, develop and manufacture the implants that comprise their implant systems. The Corporation’s manufacturing capabilities, including its net shaped forging capabilities, technologically advanced casting facility and machining expertise, allow it to produce consistent, tight tolerance implants in large volumes for its customers.

The Corporation produces gross shaped, near-net shaped and net shaped implants for medical device manufacturers. Gross shaped implants require a significant amount of machining and hand processing post-forging. Near-net shaped implants are distinguished by geometric features that are thinner, more detailed and have tighter tolerances. Net shaped and near-net shaped implants require far fewer machine and hand operations post-forging. Net shaped implants typically require machining only on vital areas, such the taper segment of a hip where it is joined to the femoral head.

The Corporation has the machining expertise needed to provide finished implants to its customers. Some customers purchase finished implants from the Corporation while others purchase unfinished implants and machine them to final specifications.

The Corporation’s primary implant products and their applications are:

•	Knees. The knee joint includes the surfaces of three distinct bones: the lower end of the femur, the upper end of the tibia or shin bone, and the patella (knee cap). Cartilage on any of these surfaces can be compromised by disease or injury, leading to pain and inflammation that may require knee reconstruction. The Corporation’s knee implants include a femoral component, a patella, a tibial tray and an articulating surface (placed on the tibial tray) and are used in total knee reconstruction, partial knee reconstruction and revision procedures. The Corporation provides one or more, and in some cases all, of these implants for its customers’ knee implant systems. The Corporation uses proprietary manufacturing know-how and advanced computer aided simulation techniques to produce tight tolerance near-net shaped to net shaped tibial implants that require minimal if any machining.

•	Hips. The hip joint consists of a ball-and-socket joint that enables a wide range of motion. The hip joint is often replaced due to degeneration of the cartilage between the head of the femur (the ball) and the acetabulum or hollow portion of the pelvis (the socket). This loss of cartilage causes pain, stiffness and a reduction in hip mobility. The Corporation produces tight tolerance femoral heads, hip stems, acetabular cups and spiked acetabular cups used in bone conservation, total-hip reconstruction and revision replacement procedures. The Corporation’s hip stems are forged with tight tolerance details.

•	Extremities, Trauma and Spine. Extremity reconstruction involves the use of an implant system to replace or reconstruct injured or diseased joints, such as the finger, toe, wrist, elbow, foot, ankle and shoulder. The Corporation’s forging capabilities allow it to produce thin cross sections of material to very tight tolerances for these smaller joint procedures. Trauma implant procedures commonly involve the internal fixation of bone fragments using an assortment of plates, screws, rods, wires and pins. The Corporation’s spinal implant products consist primarily of plates and screws. The Corporation manufactures trauma and spinal plate implants to exact details to fit bone contours.

Instruments

The Corporation makes high-precision surgical instruments used in hip, knee and shoulder reconstruction procedures, as well as in spinal, trauma and other implant procedures. The Corporation designs, develops and manufactures implant-specific and procedure-specific instruments. The Corporation rarely manufactures general surgical instruments, but will procure them as a service to its customers in order to provide its customers with complete instrument sets.

The Corporation primarily makes a wide range of knee cutting blocks (instruments that guide blades that cut bone), osteotome revision systems (instruments used to cut through bone), reamers (instruments used for shaping bone sockets or cavities) and retractors (instruments used to pull back tissue for clear sight during surgery). The Corporation’s instrument handles are made of patented plastic procured from a third party, which is designed to withstand the intense heat produced during frequent sterilizations, that is attached to the instrument using the Corporation’s patented process. The Corporation’s instruments are made to tight tolerances to ensure precise alignment and fitting of implants.

Each implant system typically has an associated instrument set that is used in the surgical procedure to insert that specific implant system. Instruments included in a set vary by implant system. For example, hip and knee implant procedure instrument sets often contain in excess of 100 instruments, whereas revision procedure sets contain approximately 50 instruments. Usually, instrument sets are sterilized after each use and then reused.

The instruments the Corporation produces are typically used in either open, minimally invasive, or revision implant procedures and can generally be categorized as:

•	Implant-specific instruments, which are used solely for a specific brand of implant, such as high-precision knee cutting blocks, certain reamers and broaches; and

•	Procedure-specific instruments, which are designed for a particular type of procedure, such as a minimally invasive hip implant procedure, but can be used with the implant systems of multiple companies.

Implant-Specific Instruments. The size, shape and other features of each implant system are unique. Consequently, unique instruments must be used to ensure precise alignment and fitting during the surgical procedure to insert an implant system. Accordingly, when a medical device company develops a new implant system, it typically also develops instruments specifically designed to insert the implant system. Medical device companies typically provide complete, customized implant-specific instrument sets to end users (hospitals, outpatient centers and physicians) in order to facilitate use of the implant.

The Corporation seeks to collaborate with its customers early in the development process to facilitate the concurrent design of the implant system and the instruments that will accompany the system. The Corporation’s implant-specific instruments generally include customized reamers, cutting blocks, broaches, rasps, guides and other instruments designed to accommodate the unique size, shape and other features of its customers’ implant systems. These instruments are used by the surgeon to cut and shape bone and cavities during the surgical procedure and to align and fit the implant system. The Corporation is recognized in the orthopedic community for constructing these instruments to extremely tight tolerances.

Procedure-Specific Instruments. The Corporation also manufactures independently developed instruments referred to as its Symmetry Products. The Corporation has developed these products through its years of experience serving the orthopedic market and its investments in research and development. Complete implant procedure instrument sets typically include certain instruments that are designed for a particular type of procedure but can be used with the implant systems of multiple companies. By purchasing the Corporation’s proven Symmetry Products, customers can leverage its extensive experience and expertise to complete their instrument sets more quickly and efficiently.

The Corporation’s Symmetry Products include successful hip and knee revision systems. Instruments that make up revision systems, which are used to remove orthopedic implants, are typically designed for a specific type of procedure but can be used to remove various brands of implants. These self-contained systems include an assortment of osteotome blades that assist the surgeon in separating an implant from cement or bony in-growth where access is limited, while minimizing damage to the bone. The Corporation’s established revision systems can also be readily modified for a customer by adding additional instruments. For example, the Corporation developed a hip revision system in 1996 that it currently sells to six different customers, with the system being customized for each customer.

Cases

The Corporation produces a wide range of plastic, metal and hybrid cases used in over 25 medical device markets, including orthopedic, arthroscopy, osteobiologic, endoscopy, cardiovascular, dental, ophthalmology, diagnostic imaging and ear, nose and throat surgical procedures. Cases are used to store, transport and arrange implant systems and other medical devices and related surgical instruments. The Corporation’s cases are generally designed to allow for sterilization and re-use after an implant or other surgical procedure is performed. The Corporation’s plastic cases are designed to withstand the intense heat produced during the sterilization process.

The majority of the cases the Corporation makes are tailored for specific implant procedures so that the instruments, implants and other devices are arranged within the case to match the order of use in the procedure and are securely held in clearly labeled, custom-formed pockets. The Corporation seeks to collaborate with its customers early in the development processes to facilitate the concurrent design of the case and related instruments.

The Corporation also produces standard cases which are primarily used in those non-orthopedic market segments where the security or presentation of the instruments and devices is less important. Over the past two years, the Corporation has made a significant investment to obtain 510(k) clearance for its PolyVac line of standard cases through the FDA pre-market notification process. The Corporation believes this allows its customers to reduce time to market and to reallocate financial and human resources that would otherwise be spent on compliance efforts, which provides it with a significant competitive advantage in selling its standard cases.

The Corporation has more than 20 patents related to its case designs and manufacturing processes. The Corporation believes that its complete line of plastic, metal and hybrid product offerings strategically positions it in the case market.

Highlights of our case product offerings include:

•	Orthopedic Cases. The Corporation produces custom metal, plastic and hybrid cases designed to store, transport and arrange surgical instruments and related implant systems for orthopedic device manufacturers. Proper identification of instruments, such as reamers which are generally included in a range of sizes in one to two millimeter increments, is critical in orthopedic implant procedures. The Corporation’s graphics and thermo formed tray pockets provide a secure and organized arrangement to assist surgeons during procedures.

•	Dental Cases. The Corporation produces cases used in dental implant and general dental procedures. Dental implant cases are typically complex and include many levels of trays, while cases used in general dental procedures tend to be smaller and less complex.

•	Other Cases. The Corporation also manufactures and sells cases for arthroscopy, osteobiologic, endoscopy, cardiovascular, ophthalmology, diagnostic imaging and ear, nose and throat procedures.

Specialized Non-healthcare Products and Services

The Corporation offers specialized non-healthcare products and services on a limited basis. One of the Corporation’s UK based facilities acquired as part of the Mettis acquisition produced a range of cutting tools, cutlery and surgical instruments in the 1950’s. This facility evolved to focus on net shaped forgings, which resulted in a business focusing on orthopedic instruments and aerospace products for jet engines in the late 1990’s. In 2002, this facility began focusing its net shaped forging capabilities on orthopedic implants and shifting its non-healthcare operations toward product development support and specialized products. The Corporation’s core design, engineering and manufacturing competencies give it the expertise to offer specialized non-healthcare products and services. The Corporation’s non-healthcare products primarily are net shaped aerofoils and non-rotating aircraft engine forgings produced for its aerospace customers.

Product Development

The Corporation’s Design and Development Center provides dedicated expertise and greater coordination for its design, engineering and prototyping services. The Design and Development Center is located in Warsaw, Indiana, and brings together talented engineering and design personnel and provides them with state-of-the-art design software and prototyping equipment. The Design and Development Center serves to centralize and better institutionalize the Corporation’s design and engineering knowledge and creates a fertile environment for new product development. The Corporation can coordinate the product development projects for its customers as well as the efforts of the Corporation’s engineers and designers in order to ensure that the Corporation has the appropriate people and technology focused on particular product development initiatives.

The Corporation seeks to collaborate with its customers’ product development teams and to assist in the design, engineering and prototyping of new medical device systems from the beginning of the development process. The Corporation’s sales staff is technically trained and works closely with the customer’s staff. As new product concepts are formulated, the Corporation’s sales people bring in the Corporation’s design and engineering personnel and leverage the resources of its Design and Development Center to provide dedicated design teams with exceptional knowledge and experience. As a project evolves, the Corporation can rapidly create prototypes of the proposed implant. Working closely with the Corporations customers through the conceptual, planning and prototyping stages positions the Corporation to quickly scale up for manufacturing of the product.

In addition to supporting the Corporation customers’ product development efforts, its Design and Development Center is continuously developing the Corporation’s own product lines, referred to as Symmetry Products. The Corporation develops products by leveraging years of experience and knowledge, investing in research and development and continually seeking to expand its knowledge of the marketplace by consulting surgeons and other end users of the Corporation’s products. The Corporation currently offers over 300 internally developed products, including instruments for minimally invasive surgical implant procedures and hip and knee revision systems.

Environmental Issues

Our discussion of environmental issues is presented under the caption “Environmental” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Capital Investment

Information concerning our capital expenditures is presented under the caption “Capital Expenditures” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Customers

The Corporation supplies its products primarily to manufacturers in the medical device market. The Corporation’s customers include all of the large orthopedic device manufacturers, including Biomet Inc., DePuy Inc. (a subsidiary of Johnson & Johnson), Kyocera Corporation, Medtronic Sofamor Danek, Smith & Nephew plc, Stryker Corporation, Synthes, Inc. (formerly Synthes-Stratec, Inc.) and Zimmer Holdings, Inc. The Corporation also has established relationships, primarily through its cases product offerings, with leading medical device manufacturers in numerous other medical device market segments, including Cardinal Health, Inc., Nobel Biocare AB and St. Jude Medical Inc. The Corporation sold to approximately 600 customers, including 66 new customers, in fiscal 2004. Our revenue generally does not vary from season to season.

Sales to the Corporation’s ten largest customers represented 78.7% and 68.3% of its revenue in 2004 and fiscal 2003, respectively. The Corporation’s four largest customers accounted for 25.4%, 14.6%, 13.6% and 9.5% of its revenue in fiscal 2004 and its three largest customers accounted for 19.5%, 14.7% and 10.5% of its revenue in fiscal 2003. The Corporation’s four largest customers in alphabetical order in fiscal 2004 were DePuy, Smith & Nephew, Stryker and Zimmer and the Corporation’s three largest customers in alphabetical order for fiscal 2003 were DePuy, Smith & Nephew and Zimmer. No other customer accounted for more than 10% of the Corporation’s revenue in fiscal 2004 or fiscal 2003. The Corporation typically serves several product teams and facilities within each of its largest customers, which mitigates its reliance on any particular customer.

The Corporation sells its products to customers in a number of regions outside the United States. In addition, its customers often distribute globally products purchased from us in the United States. Set forth below is a summary of revenue by selected geographic locations in the Corporation’s last three fiscal years, based on the location to which it shipped its products:

Percent of Revenue by Geographic Location

	Fiscal Year
Region	2002	2003	2004
United States	80.7%	73.2%	66.6%
United Kingdom	10.1	16.1	13.3
Rest of World	9.2	10.7	20.1

Total	100.0%	100.0%	100.0%

The acquisition of Mettis increased the geographic diversification of the Corporation’s revenue. For additional information regarding the Corporation’s historical revenue by geographic locations, see note 13 to its consolidated financial statements included elsewhere in this prospectus.

Sales and Marketing

The Corporation’s sales and marketing efforts emphasize its industry leading design and engineering expertise, internally developed Symmetry Products, manufacturing capabilities, international distribution network and its ability to provide customers with a comprehensive product offering. The Corporation is increasingly presenting its products and services to customers in a Total Solutions concept which offers the customer a collaborator for developing complete implant, instrument and case solutions.

The Corporation has over 60 sales and marketing personnel worldwide. In addition to its internal sales efforts, the Corporation also sell standard cases through distributors. Its sales personnel are trained in all of its products and services in order to cross-sell and identify opportunities outside their immediate area of focus. The Corporation typically serves several product teams and facilities within each customer which diminishes its reliance on any one purchasing decision. Its customer base for cases extends into nearly every segment of the medical device market. The Corporation believes there is a significant opportunity to leverage its existing relationships among this customer base to achieve greater penetration of its customized instrument and implant products. The Corporation intends to increase its marketing of implants, instruments and its Total Solutions concept to these customers.

The Corporation’s sales personnel are technically trained and are based in close proximity to or located at its largest customers’ sites. This physical proximity allows sales personnel to engage quickly with the marketing, design, engineering and purchasing staffs of these orthopedic device manufacturers. The Corporation’s sales people are empowered to bring in design and engineering product development teams to facilitate a customer’s efforts. The Corporation’s goal is to collaborate with customers early in the development cycle and to continue through production, packaging, delivery and logistics.

Manufacturing

The Corporation has manufacturing facilities in the United States, the United Kingdom and France. The Corporation has made significant investments in recent years to modernize its production facilities, improve its production processes and develop superior technical skills that complement its manufacturing capabilities. These investments have allowed it to continue to improve the quality of its products, increase its manufacturing capacity and improve its efficiency. The Corporation’s manufacturing processes include:

•	Forging. The Corporation’s forging process uses presses to force heated metal between two dies (called tooling) that contain a precut profile of the desired implant. The forging process enhances the strength of an implant, which is important for hip stems and other implants that must withstand significant stress. Many customers prefer forging because it provides greater mechanical properties. The Corporation forges gross shaped, near-net shaped and net shaped implants. The Corporation’s know-how enables it to produce precision net shaped forgings in large volumes.

•	Casting. In the casting process, metal is heated until it is liquid and then poured into an implant mold. Casting can be used to produce implants with intricate shapes. The Corporation has developed a technologically advanced, highly automated, casting facility in Sheffield, United Kingdom.

•	Plastic and Metal Forming. The Corporation’s know-how and technology facilitates our extensive plastic and metal forming capabilities. The Corporation uses thermo form processes to draw uniform plastic cases and specialized equipment to form metal. The Corporation’s laser controlled metal working machines allow it to punch and shape metal in intricate and complex detail.

•	Machining / Finishing. Machining is used extensively to enhance the Corporation’s forged, cast and formed products. The Corporation uses computer numerically controlled, multi-axis and wire electric discharge equipment to cut, bend, punch, polish and otherwise shape or detail metal or plastic. The Corporation’s finishing processes include polishing, laser etch marking, graphics and other customer specific processes.

The majority of products that the Corporation produces are customized to the unique specifications of its customers. The Corporation’s ability to maintain flexible operations is an important factor in maintaining high levels of productivity. The Corporation primarily uses “just-in-time” manufacturing and flexible manufacturing cells in its production processes. Just-in-time manufacturing is a production technique that minimizes work-in-process inventory and manufacturing cycles. Manufacturing cells are clusters of individual manufacturing operations and work stations grouped in a circular configuration, with the operators placed centrally within the configuration. Cell manufacturing provides flexibility by allowing efficient changes to the number of operations each operator performs, which enhances the Corporation’s ability to maintain product volumes that are consistent with its customers’ requirements and reduce its level of inventory.

The Corporation uses a number of raw materials, including titanium, cobalt chrome, stainless steel and nickel alloys, and various other components in the manufacture of its products. Although the Corporation generally believes these materials are readily available from multiple sources, from time to time the Corporation relies on a limited number of suppliers and in some cases on a single source vendor. For example, the Corporation obtains patented plastic, which is designed to withstand intense heat produced during frequent sterilizations, from a single supplier for use in its instrument handles and plastic cases.

Quality Assurance

The Corporation maintains a comprehensive quality assurance and quality control program, which includes the control and documentation of all material specifications, operating procedures, equipment maintenance and quality control methods. The Corporation’s quality systems are based upon FDA requirements and the ISO standards for medical device manufacturers. The Corporation believes that all of its facilities are currently in substantial compliance with regulations applicable to them. For example, in the United States these regulations include the current good manufacturing practice regulations and other quality system regulations imposed by the FDA. The Corporation’s United States based facilities are registered with and audited by the FDA. The Corporation’s line of PolyVac standard case received FDA 510(k) clearance, which can reduce its customers’ burden in obtaining FDA approval. The Corporation’s facilities have obtained numerous industry-specific quality and regulatory assurance certifications.

Competition

The Corporation’s customers, to varying degrees, are capable of internally developing and producing the products the Corporation provides. While the Corporation believes that its comprehensive services and core production competencies allow medical device companies to reduce costs and shorten time to market, one or more of its customers may seek to expand their development and manufacturing operations which may reduce their reliance on independent suppliers such as the Corporation. The Corporation is not aware of any medical device manufacturers who currently sell products similar to the ones the Corporation produces to third parties, however, there can be no assurance that one or more of these companies will not begin to do so in the future.

The Corporation also competes with independent suppliers of implants, instruments and cases to medical device companies. The majority of these suppliers are privately owned and produce some, but not all, of the products required in orthopedic implant systems. The Corporation believes that it is the only independent supplier to offer a complete implant, instrument and case solution to orthopedic device manufacturers. The Corporation competes with other independent suppliers primarily on the basis of development capability, breadth of product offering, manufacturing quality, cost and service. The Corporation believe that it is the largest independent supplier of implants, instruments and cases to orthopedic device manufacturers. However, other independent suppliers may consolidate and some of the Corporation’s current and future competitors, either alone or in conjunction with their respective parent corporate groups, may have financial resources and research and development, sales and marketing, and manufacturing capabilities and brand recognition that are greater than the Corporation’s.

Intellectual Property

Although the Corporation believes its patents are valuable, its knowledge, experience and proprietary and trade secret information with respect to manufacturing processes and product design and development, and its experienced, creative and technically trained design, engineering and sales staffs have been equally or more important in maintaining its competitive position. The Corporation seeks to protect its non-patented know-how, trade secrets, processes and other proprietary confidential information principally through confidentiality, non-compete and invention assignment agreements.

The Corporation currently owns 37 U.S. and 14 foreign patents related to its cases and instruments. These patents expire at various times beginning in 2006 and ending in 2020. The Corporation also has 28 U.S. and 3 foreign patent applications at various stages of approval. The Corporation’s policy is to aggressively protect technology, inventions and improvements that it considers important through the use of patents, trademarks, copyrights and trade secrets in the United States and significant foreign markets.

While the Corporation does not believe that any of its products infringe any valid claims of patents or other proprietary rights held by third parties, the Corporation cannot provide complete assurance that it does not infringe any patents or other proprietary rights held by third parties. If the Corporation’s products were found to infringe any proprietary right of a third party, it could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products. Litigation may also be necessary to enforce the Corporation’s intellectual property rights, to protect its trade secrets or other proprietary information it owns and to determine the validity and scope of its proprietary rights.

The Corporation cannot provide complete assurance that its existing or future patents, if any, will afford adequate protection, that any existing patent applications will result in issued patents, that its patents will not be circumvented, invalidated, or held unenforceable, that its proprietary information will not become known to, or be independently developed by, its competitors, or that the validity or enforceability of any patents or other intellectual property owned by or licensed to us will be upheld if challenged by others in litigation. Due to these and other risks, the Corporation does not rely solely on its patents and other intellectual property to maintain its competitive position. Although intellectual property is important to the Corporation’s business operations and in the aggregate constitutes a valuable asset, the Corporation does not believe that any single patent, trade secret, trademark or copyright, or group of patents, trade secrets, trademarks or copyrights is critical to the success of its business.

Employees

As of January 1, 2005, the Corporation had 1,673 employees. The Corporation’s employees are not represented by any unions. From time to time in the past, however, some of its employees have attempted to unionize at two of its facilities. The Corporation believes that it has a good relationship with its employees.

Executive Officers of the Registrant

See Part III, Item 10. Directors and Executive Officers of the Registrant—Executive Officers of the Registrant.

Available Information

The Corporation maintains a website at www.symmetrymedical.com and makes available at this website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Information contained on the Corporation’s website is not a part of this report. If you wish to receive a hard copy of any exhibit to the Corporation’s reports filed with or furnished to the SEC, such exhibit may be obtained, upon payment of reasonable expenses, by writing to: Fred Hite, Senior Vice President, Chief Financial Officer and Secretary, Symmetry Medical Inc., 220 W. Market Street, Warsaw, IN 46580 You may read and copy any materials the Corporation files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Corporation was not subject to the New York Stock Exchange’s annual certification requirement in 2004. The certifications by the Corporation’s Chief Executive Officer and our Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed with the SEC as exhibits to this Annual Report on Form 10-K.

Item 2.	PROPERTIES

The Corporation’s corporate office is located in Warsaw, Indiana. The Corporation has operations facilities, including warehouse, administrative and manufacturing facilities, located at ten sites throughout the world. The Corporation believes that these facilities are adequate for its current and foreseeable purposes and that additional space will be available if needed.

The lease on the Corporation’s approximately 112,000 square foot Manchester, New Hampshire facility is a capital lease that runs through October 1, 2016. The initial annual base rent under the lease, as amended, was $0.6 million, payable in equal monthly installments. On October 31, 2001, and every five years thereafter, including extensions, the annual base rent will change based on the percentage increase, if any, in the Consumer Price Index for the Northeast U.S. region. The current annual base rent under the lease is $0.7 million. The Corporation has an option to extend the lease for an additional five-year period and has a right of first opportunity to purchase the leased property.

The table below provides selected information regarding the Corporation’s facilities.

Location	Use	Approximate Square Footage(1)	Own/ Lease	Number of Employees
Warsaw, Indiana	Instrument design and manufacturing	63,000	Own	312

Warsaw, Indiana	Design and Development Center; instrument design and manufacturing	17,000	Lease	31

Warsaw, Indiana	Corporate headquarters	10,000	Own	7

Claypool, Indiana	Instrument design and manufacturing	22,500	Own	75

Cheltenham, United Kingdom	Instrument design and manufacturing	9,000	Lease	39

Manchester, New Hampshire	Plastic and metal case design and manufacturing	122,000	Lease	271

Villeneuve d’Ascq, France	Case design and assembly	10,800	Lease	22

Lansing, Michigan	Implant design, forging and machining	65,000	Own	336

Sheffield, United Kingdom	Implant and specialized non-healthcare product design, forging, casting and machining	134,600	Own	295

Sheffield, United Kingdom	Implant machining	43,400	Own	93

Avilla, Indiana	Instrument and implant design and manufacturing	35,000	Lease	192

(1)	The Corporation owns approximately 21 acres of land in Warsaw, Indiana and approximately 9 acres in Lansing, Michigan that are available for future expansion.

Item 3.	LEGAL PROCEEDINGS

From time to time the Corporation may be involved in various disputes and litigation matters that arise in the ordinary course of business. The Corporation is not aware of any legal proceedings pending or threatened against it that it expects would have a material adverse affect on its financial condition or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 8, 2004, the Corporation’s shareholders acted by written consent to approve (i) the Amended and Restated Certificate of Incorporation of the Corporation, (ii) the Restated By-laws of the Corporation, (iii) the initial public offering and sale of the Corporation’s common stock, (iv) the election of the Corporation’s current board of directors, (v) the adoption of the 2004 Employee Stock Purchase Plan and (vi) the adoption of the 2004 Equity Incentive Plan. All of the issued and outstanding shares of stock of the Corporation entitled to vote thereon voted in favor of the foregoing.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock trades on the New York Stock Exchange (the “NYSE”) under the trading symbol SMA. As of December 31, 2004, there were 133 holders of record of the Corporation’s common stock. The transfer agent and registrar for the Corporation’s common stock is Equiserve Trust Company, N.A., P.O. Box 43023, Providence, RI 02940-3023, telephone (877) 282-1168.

The Corporation has not in the two most recent fiscal years, and does not expect for the foreseeable future, to pay dividends on its common stock. Instead, it anticipates that its earnings in the foreseeable future will be used in the operation and growth of its business. The payment of dividends by the Corporation to holders of its common stock is restricted by its senior credit facility. Any future determination to pay dividends will be at the discretion of its board of directors and will depend upon, among other factors, its results of operations, financial condition, capital requirements and contractual restrictions.

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.

The Corporation’s common stock has been listed on the New York Stock Exchange since the Corporation’s initial public offering on December 9, 2004. The following table sets forth, for the period indicated, the highest and lowest closing sale price for its common stock since its initial public offering, as reported by the New York Stock Exchange:

	2004
	High	Low
Fourth quarter (commencing December 9, 2004)	$21.42	$17.02

The closing sale price for the Corporation’s common stock on March 24, 2005 was $20.00.

Purchases of equity securities by or on behalf of the Corporation during the fourth quarter of 2004 were as follows:

2004 Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (b)
October	—	—	—	—
November	—	—	—	—
December	19,000	$1,226.15	—	—

Total Fourth Quarter	19,000	$1,226.15	—	—

(a)	Reflects 18,361 shares of the Corporation’s Class A Convertible Preferred Stock and warrants to purchase 639 shares of Class A Convertible Preferred stock (in each case plus accrued but unpaid dividends thereon) repurchased in connection with the Corporation’s initial public offering of common stock.

(b)	The Corporation currently does not have a share repurchase plan or program.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth the Corporation’s selected financial data for the year indicated and should be read in conjunction with the disclosures to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this Form 10-K.

	Fiscal Year
	2000	2001	2002	2003(1)	2004
	(dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$61,203	$66,495	$65,395	$122,029	$205,391
Cost of Revenue	43,005	48,205	47,859	86,124	145,081

Gross profit	18,198	18,290	17,536	35,905	60,310
Selling, general and administrative expenses	9,862	10,494	9,440	17,115	22,569

Operating income	8,336	7,796	8,096	18,790	37,741
Interest expense, net	2,835	5,070	4,968	10,172	13,757
Loss on debt extinguishment	—	—	—	1,436 (2)	8,956 (5)
Interest rate swap valuation(3)	—	847	979	(1,358)	(1,451)
Expenses related to recapitalization	14,179	—	—	—	—
Other expense (income)	28	290	(42)	(374)	(740)

Income (loss) before income taxes and cumulative effect of change in accounting	(8,706)	1,589	2,191	8,914	17,219
Provision (benefit) for income taxes	(2,775)	1,400	841	3,009	5,524

Net income (loss) before cumulative effect of accounting change	(5,931)	189	1,350	5,905	11,695
Cumulative effect of change in accounting(4)	—	(293)	(1,146)	—	—

Net income (loss)	(5,931)	(104)	204	5,905	11,695
Preferred stock dividends	(683)	(3,185)	(4,410)	(7,028)	(8,977)

Net income (loss) applicable to common shareholders	$(6,614)	$(3,289)	$(4,206)	$(1,123)	$2,718

	Fiscal Year
	2000	2001	2002	2003(1)	2004
	(dollars in thousands, except share and per share data)
Basic per share:
Net income (loss) applicable to common shareholders before cumulative effect of accounting change	$(1.59)	$(0.44)	$(0.44)	$(0.10)	$0.16
Cumulative effect of accounting change, net of tax	—	(0.04)	(0.17)	—	—

Net income (loss)	$(1.59)	$(0.48)	$(0.61)	$(0.10)	$0.16

Diluted per share:
Net income (loss) applicable to common shareholders before cumulative effect of accounting change	$(1.59)	$(0.44)	$(0.44)	$(0.10)	$0.15
Cumulative effect of accounting change, net of tax	—	(0.04)	(0.17)	—	—

Net income (loss)	$(1.59)	$(0.48)	$(0.61)	$(0.10)	$0.15

Weighted average common shares outstanding:
Basic	4,157,787	6,854,736	6,905,800	11,797,842	16,905,396
Diluted	4,157,787	6,854,736	6,905,800	11,797,842	17,767,281
Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$642	$835	$781	$2,348	$4,849
Working capital	5,006	10,533	9,587	36,064	50,854
Total assets	62,091	59,714	63,554	267,217	306,868
Long-term debt and capital lease obligations less current portion	46,244	48,641	47,234	129,696	43,209
Redeemable preferred stock	—	—	3,530	—	—
Total stockholders’ equity (deficit)	(1,630)	(1,629)	(1,121)	100,390	216,145
Other Financial Data:
Depreciation and amortization	$4,311	$4,151	$2,744	$6,662	$11,198

(1)	Includes the results of Mettis since its acquisition on June 11, 2003.

(2)	In fiscal 2003, the Corporation refinanced substantially all of its existing indebtedness as part of the financing of the acquisition of Mettis, resulting in a loss on debt extinguishment of $1,436.

(3)	The Corporation enter into interest rate swap agreements to offset against changes in interest rates on its variable rate long-term debt. In accordance with SFAS No. 133, as amended, Accounting For Derivative Instruments and Hedging Activities, these agreements do not qualify for hedge accounting and accordingly, changes in the fair market value of such agreements are recorded each period in earnings.

(4)	For fiscal 2001, reflects the cumulative effect of change in accounting principles resulting in the adoption of SFAS No. 133. For fiscal 2002, reflects a write-off of goodwill in connection with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Upon completion of the adoption of SFAS No. 142, the Corporation determined that the fair market value of the goodwill was lower than book value for one reporting unit, which resulted in an impairment charge.

(5)	In fiscal 2004, the Corporation refinanced substantially all of its existing indebtedness as part of the proceeds from its December 9, 2004 initial public offering, resulting in a loss on debt extinguishment of $8,956. This charge includes $5.1 million of unamortized discount recorded upon the issuance of the subordinated notes and $3.9 million of deferred debt issuance costs as a result of the Mettis acquisition on June 11, 2003.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The Corporation is the world’s largest independent provider of implants and related instruments and cases to orthopedic device manufacturers. The Corporation also designs, develops and produces these products for companies in other segments of the medical device market, including dental, osteobiologic and endoscopy sectors, and provides limited specialized products and services to non-healthcare markets.

The Corporation acquired Mettis on June 11, 2003 for aggregate consideration of approximately $164 million. Mettis is a leading manufacturer of forged, cast and machined implants for global orthopedic device manufacturers. This acquisition added implants to the Corporation’s product offerings and increased our European presence. The Corporation now offers a comprehensive line of implants, surgical instruments and cases for orthopedic device manufacturers on a global basis. In fiscal 2004, the Corporation had revenue of $205.4 million, operating income of $37.7 million and net income applicable to common shareholders of $2.7 million.

The Corporation’s acquisition of Mettis enabled it to offer its customers “Total Solutions” for complete implant systems—implants, instruments and cases. While the Corporation’s revenue to date has been derived primarily from the sale of implants, instruments and cases separately, or instruments and cases together, its ability to provide Total Solutions for complete implant systems has already proven to be attractive to its customers and the Corporation expects this capability will provide it with growth opportunities. In addition, the Corporation expects that its Total Solutions capability will increase the relative percentage of value added products that it supplies to its customers.

The Corporation’s revenue from the sale of implants, instruments, cases and other products and services represented 36.6%, 33.0%, 23.0% and 7.4%, respectively, of its revenue in fiscal 2004, compared with 27.3%, 37.4%, 29.6% and 5.7%, respectively, of its revenue in fiscal 2003.

During fiscal 2004, the Corporation sold its products and services to approximately 600 customers, including 66 new customers. The Corporation’s four largest customers accounted for approximately 25.4%, 14.6%, 13.6% and 9.5% of its revenue in fiscal 2004 and its three largest customers accounted for 19.5%, 14.7% and 10.5% of its revenue in fiscal 2003. The Corporation’s ten largest customers collectively accounted for approximately 78.7% and 68.3% of its revenue in fiscal 2004 and fiscal 2003, respectively. Within each of its largest customers, the Corporation typically serves several product teams and facilities, which diminishes its reliance on any single purchasing decision. Approximately 66.6%, 13.3% and 20.1% of its revenue in fiscal 2004 and approximately 73.2%, 16.1% and 10.7% of its revenue in fiscal 2003 was from sales to customers in the United States, United Kingdom and other foreign countries, respectively.

The Corporation has well-established relationships with its major customers and these relationships to a significant extent involve the sale of products that it has developed or modified specifically for its customers’ particular product lines. In connection with the launch of a new implant system, its customers typically provide a customized implant-specific instrument set in cases to end users (hospitals, outpatient centers and physicians) for use with the new implant system. As a result, the Corporation’s sales of instruments and cases in any particular period are significantly impacted by the amount of new product launch activity by its customers.

As a result of the Mettis acquisition, the Corporation has significant operations in the United Kingdom. Consequently, a significant portion of the Corporation’s operating results are generated in currencies other than the U.S. dollar, principally the pound sterling and euro. The Corporation’s operating results are therefore impacted by exchange rate fluctuations to the extent it is unable to match revenue received in such currencies with costs incurred in such currencies. The Corporation intends to manage its exposure to exchange rate fluctuations through the use of foreign currency exchange contracts.

Historically, the Corporation has had a significant amount of variable rate long-term indebtedness. The Corporation has managed its exposure to changes in interest rates by entering into interest rate swap agreements. These agreements do not qualify for hedge accounting under the applicable accounting guidelines and, as a result, the Corporation is required to record changes to the fair market value of these agreements in its statement of operations for each period. The Corporation recorded interest rate swap valuation expense (income) of $(1.5) million, $(1.4) million and $1.0 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. For additional information regarding the Corporation’s interest rate swap agreements, see “—Quantitative and Qualitative Disclosures about Market Risks—Interest Rate Risk.”

The Corporation’s management reviews and analyzes several trends and key performance indicators in order to manage its business. To assist the Corporation in evaluating its capacity, it monitors long-term trends in the orthopedic industry, which currently include the growing elderly population, general aging of the population, affluent and active “baby boomers”, improving technologies that expand the market, including minimally invasive surgeries, and other factors. Further, the Corporation considers the information obtained from discussions with its customers on the upcoming demand for its products, including new product launches. The Corporation uses this information to determine an appropriate level of capital expenditures to meet the anticipated demand for its products. To this end, the Corporation recently finished construction and began operations at its new UK facility, has expanded its facility located in Avilla, Indiana and has opened an additional facility located just outside of Warsaw, Indiana in Claypool, Indiana.

On an ongoing basis, the Corporation’s management considers several variables associated with the ongoing operations of the business, including scheduled production, utilization of machinery and equipment, monitoring purchasing activity and inventory levels and associated costs, headcount, overhead costs, and selling and general and administrative expenses. Although the Corporation is currently focused on increasing the size, level and effectiveness of its sales force and marketing expenses, it do not expect these investments to negatively impact its ongoing operating margins or liquidity.

The Corporation’s revenues are affected by changes in the number and size of orders and the timing of delivery dates. The Corporation’s revenues have fluctuated in the past and may vary in the future due to the effects of changes in inventory management practices and new product introductions by its customers.

In December, 2004, the Corporation completed an initial public offering (IPO) of its common stock and entered into a new senior credit facility. In connection with this offering, the Corporation received net proceeds of $122.4 million. Approximately $36.4 million of the net proceeds from the offering were used to repay all of its existing subordinated indebtedness, $58.0 million to repay a portion of its existing senior indebtedness and $23.3 million to repurchase a portion of its Class A Convertible Preferred Stock and warrants to purchase Class A Convertible Preferred Stock. In addition, the remaining outstanding shares of Class A Convertible Preferred Stock and warrants to purchase Class A Convertible Preferred Stock converted into approximately 8.0 million shares of the Corporation’s Common Stock and warrants to purchase approximately 255.3 thousand shares of the Corporation’s Common Stock.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenue for the periods indicated. Fiscal 2003 operating data in the table below includes the results of Mettis since its acquisition on June 11, 2003. Interest expense for the periods presented is primarily attributable to indebtedness incurred in connection with our October 2000 recapitalization and our June 2003 acquisition of Mettis. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Fiscal Year
	2002	2003	2004
Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	73.2	70.6	70.6

Gross profit	26.8	29.4	29.4
Selling, general and administrative expenses	14.4	14.0	11.0

Operating income	12.4	15.4	18.4
Interest expense	7.6	8.3	6.7
Loss on debt extinguishment	—	1.2	4.4
Interest rate swap valuation expense (income)	1.5	(1.1)	(0.7)
Other expense (income)	(0.1)	(0.3)	(0.4)

Income before income taxes and cumulative effect of accounting change	3.4	7.3	8.4
Income tax expense	1.3	2.5	2.7

Net income before cumulative effect of accounting change	2.1	4.8	5.7
Cumulative effect of accounting change, net of tax	(1.8)	—	—

Net income	0.3%	4.8%	5.7%

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenue. Revenue increased $83.4 million, or 68.3%, to $205.4 million in fiscal 2004 from $122.0 million in fiscal 2003. Revenue for each of the Corporation’s principal product categories in these periods was as follows:

Product Category	2003	2004
	(in millions)
Implants	$33.3	$75.1
Instruments	45.6	67.7
Cases	36.1	47.3
Non-healthcare and other	7.0	15.3

Total	$122.0	$205.4

This $83.4 million increase in revenue resulted from increased implant, instruments, cases, and non-heathcare/other sales of $14.3 million, $18.7 million, $11.2 million, and $2.8 million respectively as a result of increased demand from its customers due primarily to their launches of new implant systems; and an increase of $27.5 million, $3.4 million, and $5.5 million from implant, instrument, and non-healthcare/other sales as a result of a full year of sales from the Mettis acquisition. The sales from these operations are included in the full year of fiscal 2004, while fiscal 2003 only include sales from the date of acquisition, June 11, 2003.

Gross Profit. Gross profit increased $24.4 million, or 68.0%, to $60.3 million in fiscal 2004 from $35.9 million in fiscal 2003. This increase in gross profit resulted from $10.7 million of additional gross profit related to increased revenue resulting from the Mettis acquisition coupled with higher revenue by the Corporation. As a percentage of revenue, gross profit was 29.4% in fiscal 2004, flat to fiscal 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.5 million, or 31.9%, to $22.6 million in fiscal 2004 from $17.1 million in fiscal 2003. This increase in expenses primarily resulted from the Mettis acquisition partially offset by controlled spending with the overall increase in revenue. As a percentage of revenue, selling, general and administrative expenses declined to 11.0% of revenue in fiscal 2004 from 14.0% of revenue in fiscal 2003. This 3.0% decrease as a percentage of revenue was attributable to controlled spending combined with a 68.3% increase in revenue.

Interest Expense. Interest expense increased $3.6 million, or 35.2%, to $13.8 million in fiscal 2004 from $10.2 million in fiscal 2003. This increase primarily reflects higher average borrowings under the Corporation’s senior credit facility during fiscal 2004 as compared to fiscal 2003 as a result of increased borrowings used primarily to finance a portion of the purchase price for Mettis.

Loss on Debt Extinguishment. In fiscal 2004, the Corporation realized a $9.0 million loss on debt extinguishment. This charge inclues $5.1 million of unamortized discount recorded upon the issuance of the subordinated notes and $3.9 million of deferred debt issuance costs as a result of the Mettis acquisition on June 11, 2003.

Provision for Income Taxes. The Corporation’s effective tax rate was 32.1% in fiscal 2004 as compared to 33.8% in fiscal 2003. The decrease was due to realization of deferred assets and net operating losses that were fully reserved and tax rate differentials in foreign tax jurisdictions. Provision for income taxes increased by $2.5 million, or 83.6% to $5.5 million in fiscal 2004 from $3.0 million in fiscal 2003, due primarily to higher pre-tax earnings in that period.

Fiscal Year 2003 Compared to Fiscal Year 2002

Revenue. Revenue increased $56.6 million, or 86.6%, to $122.0 million in fiscal 2003 from $65.4 million in fiscal 2002. Revenue for each of the Corporation’s principal product categories in these periods was as follows:

Product Category	2002	2003
	(in millions)
Implants	$—	$33.3
Instruments	32.3	45.6
Cases	33.1	36.1
Non-healthcare and other	—	7.0

Total	$65.4	$122.0

This $56.6 million increase was primarily due to $33.3 million of implant sales, $3.7 million of instrument sales and $7.0 million of sales of other products and services after June 11, 2003 resulting from the Mettis acquisition. In addition, revenue from Symmetry’s instruments and cases increased by approximately $12.6 million in fiscal 2003 as compared to fiscal 2002. This increase in the Corporation’s revenue was the result of increased demand from its customers due primarily to their launches of new implant systems.

Gross Profit. Gross profit increased $18.4 million, or 104.8%, to $35.9 million in fiscal 2003 from $17.5 million in fiscal 2002. This increase in gross profit resulted from $11.7 million of additional gross profit related to increased implant and instrument revenue resulting from the Mettis acquisition coupled with higher revenue by the Corporation. As a percentage of revenue, gross margin increased to 29.4% in fiscal 2003 from 26.8% in fiscal 2002. The increase in gross profit as a percentage of revenue primarily resulted from increased sales of metal cases and instruments, which led to improved leverage of labor and overhead costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.7 million, or 81.3%, to $17.1 million in fiscal 2003 from $9.4 million in fiscal 2002. This increase in expenses primarily resulted from $4.5 million of expenses attributable to the Mettis acquisition and increases in selling expenses on a stand-alone basis consistent with the overall increase in revenue. As a percentage of revenue, selling, general and administrative expenses decreased to 14.0% in fiscal 2003 from 14.4% in fiscal 2002.

Interest Expense. Interest expense increased $5.2 million, or 104.8%, to $10.2 million in fiscal 2003 from $5.0 million in fiscal 2002. This increase primarily reflects higher average borrowings as debt and capital lease obligations increased $85.0 million year over year primarily to finance the Mettis acquisition. This increase in debt included $36.0 million of subordinated notes with an interest rate of 12.0% per annum, which increased interest expense by approximately $2.2 million in fiscal 2003 with the remaining increase resulting from additional borrowings under the Corporation’s existing senior credit facility.

Loss on Debt Extinguishment. In fiscal 2003, the Corporation realized a $1.4 million loss on debt extinguishment related to the write-off of unamortized debt issuance costs resulting from the extinguishment of substantially all of its existing debt obligations prior to the acquisition of Mettis.

Provision for Income Taxes. The Corporation’s effective tax rate was 33.8% in fiscal 2003 and 38.4% in fiscal 2002. Provision for income taxes increased by $2.2 million, or 257.8%, to $3.0 million in fiscal 2003 from $0.8 million in fiscal 2002. The increase in provision for income taxes for fiscal 2003 is due to our higher pre-tax earnings in that period.

Cumulative Effect of Accounting Change. In fiscal 2002, the Corporation recorded a cumulative effect of change in accounting principle of $1.1 million related to the adoption of SFAS No. 142, Goodwill and Intangible Assets. Upon adoption of SFAS No. 142, the Corporation completed the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the multiple market approach. Upon completion of the required assessments under SFAS No. 142, it was determined that the fair market value of a reporting unit was lower than book value, resulting in a transitional impairment charge of approximately $1.1 million.

Liquidity and Capital Resources

The Corporation’s principal sources of cash have included cash generated from operations, the issuance of equity, private debt, and bank borrowings. Principal uses of cash have included acquisitions, debt service, preferred stock redemptions, capital expenditures and the financing of working capital. The Corporation expects that its principal uses of cash in the future will be to finance working capital, capital expenditures and to service debt.

Cash Flows

The following table summarizes our primary sources of cash in the periods presented:

	Fiscal Year Ended
	2002	2003	2004
	(in thousands)
Cash provided by (used in):
Operating activities	$4,875	$13,151	$25,328
Investing activities	(6,565)	(171,944)	(19,891)
Financing activities	1,654	160,212	(3,082)
Effect of exchange rates on changes in cash	(18)	148	146

Net Increase (decrease) in cash and cash equivalents	$(54)	$1,567	$2,501

Operating Activities. The Corporation generated cash from operations of $25.3 million in fiscal 2004 compared to $13.2 million in fiscal 2003. This increase is primarily the result of a $18.1 million increase in net income, adjusted for non-cash items, including depreciation expense, deferred income tax provision and loss on debt extinguishment. This increase was partially offset by increases in working capital, due primarily to increases in accounts receivable of $8.8 million and inventory of $6.8 million partially offset by a $8.0 million increase in accounts payables, which are in line with our year over year growth in revenue. In fiscal 2002, operating activities provided net cash of $4.9 million.

Investing Activities. Net cash used in investing activities was $19.9 million for fiscal 2004 compared to $171.9 million in fiscal 2003. This decrease was primarily due to the acquisition of Mettis in 2003.

Financing Activities. Financing activities used $3.1 million of cash in fiscal 2004 compared providing $160.2 million of cash in fiscal 2003. The fiscal 2004 amount was due primarily to cash generated by the initial public offering of the Corporation’s common stock, which included the issuance of 9.2 million shares of the Corporation’s common stock resulting in gross proceeds to the Corporation of $138.0 million. The per share price of the Corporation’s common stock sold in our initial public offering, before underwriting discounts and commissions, was $15.00. The proceeds were used to (i) fund the repurchase of 18,361 shares of Class A Convertible Preferred Stock and warrants to purchase 639 shares of Class A Convertible Preferred Stock for an aggregate price of approximately $23.3 million, (ii) repay all of the Corporation’s existing subordinated indebtedness in an amount of $36.0 million and (iii) repay $58.0 million, net of additional borrowings, of the Corporation’s existing senior indebtedness. The fiscal 2003 amount was due primarily to cash generated to finance the Mettis acquisition, which included the issuance of $134.0 million in long-term indebtedness consisting of $98.0 million of borrowing under a senior credit facility and $36.0 million of subordinated notes, together with warrants to purchase common stock and preferred stock, and the sale of common stock and preferred stock for approximately $85.7 million. The per share purchase price for the common stock and preferred stock was $3.04 and $1,000, respectively. These items were partially offset by the extinguishment of the Corporation’s prior senior credit facility and scheduled debt maturities. In fiscal 2002, net cash provided by financing activities was $1.7 million.

Capital Expenditures

Capital expenditures totaled $19.9 million in fiscal 2004, compared to $8.8 million in fiscal 2003, and were primarily used to expand and enhance production capacity in several of the Corporations’s facilities. The Corporation expects capital expenditures for fiscal 2005 to total approximately $22.0 million.

Debt and Credit Facilities

In connection with the Corporation’s initial public offering, it entered into a $75.0 million senior secured credit facility, consisting of a $35.0 million five-year term loan and a $40.0 million five-year revolving credit facility. The Corporation used borrowings under this senior credit facility as well as proceeds from the issuance and sale of its common stock to fund the repurchase of its Class A Convertible Preferred Stock, the repayment of all of its existing subordinated indebtedness and the refinancing of its current credit facility.

As of January 1, 2005, the Corporation had an aggregate of $48.9 million of outstanding indebtedness, which consisted of the following:

•	$1.2 million of revolving credit borrowings and an aggregate of $32.4 million of term loan borrowings under its senior credit facility; and

•	$15.3 million of capital lease obligations.

Borrowings under this senior credit facility bear interest at a floating rate, which is either a base rate, or at the Corporation’s option, a LIBOR rate, plus an applicable margin. As of January 1, 2005, an aggregate of $32.4 million was outstanding under the term loans at a weighted average interest rate of 4.56%. As of January 1, 2005, there were $1.2 million borrowings outstanding under the revolving credit facility at a weighted average interest rate of 6.75%. The Corporation had no outstanding letters of credit as of January 1, 2005.

The term loans require quarterly payments of scheduled principal and interest, with annual scheduled principal payments increasing each year. The term loans and borrowings under the revolving credit facility mature in December 2009. The Corporation’s obligations under the senior credit facility are secured by substantially all of its assets.

The senior credit agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. The senior credit agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, paying dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The senior credit facility is secured by substantially all of the Corporation’s assets. The Corporation’s senior credit agreement also contains customary events of default. The Corporation was in compliance with our financial and restrictive covenants under the senior credit facility at the end of fiscal 2003 and fiscal 2004.

The Corporation holds certain property and equipment pursuant to capital leases. As of January 1, 2005, these leases have future minimum lease payments of $4.6 million, $4.0 million, $3.6 million, $2.5 million and $1.2 million in each of the next 5 fiscal years. At January 1, 2005, the Corporation had total capital lease obligations of $15.3 million. The Corporation does not anticipate incurring additional capital lease obligations in fiscal 2005.

The Corporation believes that cash flow from operating activities and borrowings under its senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months. The Corporation regularly reviews acquisitions and other strategic opportunities, which may require additional debt or equity financing. The Corporation currently does not have any pending agreements or understandings with respect to any acquisition or other strategic opportunity.

Contractual Obligations and Commercial Commitments

The following table reflects the Corporation’s contractual obligations as of January 1, 2005:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in millions)
Long-term debt obligations(1)	$32.4	$0.9	$12.3	$19.2	$—
Capital lease obligations	20.5	4.6	7.6	3.7	4.6
Operating lease obligations	2.8	1.5	1.1	0.2	—

Total	$55.7	$7.0	$21.0	$23.1	$4.6

(1)	Represents principal maturities only and, therefore, excludes the effects of interest and interest rate swaps. The company has prepaid $2.6 million in term debt as of January 1, 2005.

Off-Balance Sheet Arrangements

The Corporation’s off-balance sheet arrangements include the Corporation’s operating leases and letters of credit. The Corporation had no letters of credit outstanding as of January 1, 2005.

Environmental

In 2004, the Corporation was notified by the Indiana Department of Environmental Management of certain regulatory compliance issues. The Corporation has corrected these issues, and did not receive any fines. The cost to correct these issues was not material to the Corporation’s results of operations or financial condition.

The Corporation has been notified by the U.S. Environmental Protection Agency or by state governments that it may be liable under environmental laws with respect to the cleanup of hazardous substances at sites we previously used for the disposal of wastes. Based on information currently available, the Corporation does not believe these liabilities will be material to its results of operations or financial position.

Critical Accounting Policies and Estimates

The Corporation’s discussion and analysis of results of operations and financial condition are based upon its audited consolidated financial statements. These audited financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the amounts reported in those financial statements. On an ongoing basis, the Corporation evaluates estimates. The Corporation bases its estimates on historical experiences and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for its judgments that affect the amounts reported in the financial statements. Actual results could differ from the Corporation’s estimates under different assumptions or conditions. The Corporation’s significant accounting policies, which may be affected by its estimates and assumptions, are more fully described in Note 2 to our consolidated financial statements that appear elsewhere in this Form 10-K.

Revenue Recognition

The Corporation recognizes revenue in accordance with Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104, on orders received from customers when there is persuasive evidence of an arrangement with the customer that is supportive of revenue recognition, the customer has made a fixed commitment to purchase the product for a fixed or determinable sales price, collection is reasonably assured under our normal billing and credit terms and ownership and all risks of loss have been transferred to the buyer, which is normally upon shipment.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. The Corporation reviews its inventory balances monthly for excess products or obsolete inventory levels and write down, if necessary, the inventory to net realizable value.

Business Combinations, Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board, or “FASB,” issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Corporation adopted SFAS No. 142 effective January 1, 2002.

Upon adoption of SFAS No. 142, the Corporation completed step one of the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach. Upon completion of the required assessments under SFAS No. 142, it was determined that the fair market value of one reporting unit was lower than book value, resulting in a transition impairment charge of approximately $1.1 million in 2002. The write-off was recorded as a cumulative effect of a change in accounting in the Corporation’s consolidated statement of operations for fiscal 2002. Except for this transition impairment, the Corporation recorded no impairments as a result of SFAS 142 during 2003 or 2004.

The Corporation performs impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate or an adverse regulatory action.

Environmental Liability

Governmental regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had, and will continue to have, an effect on the Corporation’s operations and the Corporation. The Corporation has made and continues to make expenditures for projects relating to the protection of the environment.

Any loss contingencies with respect to environmental matters are recorded as liabilities in the consolidated financial statements when it is both (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable, in accordance with Financial Accounting Standards Statement No. 5, “Accounting for Contingencies.” If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements. In the opinion of the Corporation’s management, there are no known environmental matters that are expected to have a material impact on the Corporation’s consolidated balance sheet or results of operations; however, the outcome of such matters are not within its control and are subject to inherent uncertainty.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted by the Corporation no later than July 1, 2005. The Corporation expects to adopt Statement 123(R) on July 1, 2005 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

As permitted by Statement 123, Symmetry currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. There were no such cash flows in prior periods.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for the Corporation at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Corporation’s consolidated balance sheet or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 addresses the consolidation of variable interest entities, including entities commonly referred to as special purposes entities. The Corporation was required to apply FIN 46 to any variable interest entities as of December 31, 2003. The adoption of FIN 46 did not have an impact on the Corporation’s consolidated balance sheet or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, Reporting Results of Operations. This statement also requires sales-leaseback accounting for certain transactions, and makes various other technical corrections to existing pronouncements. The statement is effective for financial statements issued on or after May 15, 2002. The adoption of this statement on January 1, 2003 resulted in classifying the loss from early extinguishment of debt in connection with the acquisition of Mettis as a separate component of net income before provision for income taxes.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

The Corporation is exposed to market risk from fluctuations in interest rates. The Corporation manages its interest rate risk by balancing the amount of its fixed rate and variable rate debt and through the use of interest rate swaps. The objective of the swaps is to more effectively balance borrowing costs and interest rate risk. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At January 1, 2005, the Corporation had approximately $39.3 million of variable rate debt. The weighted average interest rate for this debt in 2005 was 5.45%. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.4 million, before giving effect to the interest rate swap agreements described below.

In 2000, the Corporation entered into an interest rate swap agreement that effectively converted $19 million of a portion of its variable rate term loans into a fixed rate obligation for the five-year period commencing October 24, 2000. The Corporation receives payments at variable rates, while the swap agreement counterparty makes payments at a fixed rate (6.25% at October 2, 2004). This agreement was terminated effective December 13, 2004 in conjunction with the Corporation’s initial public offering and reduced debt levels. In 2003, the Corporation entered into a second interest rate swap agreement that effectively converted $71.0 million of a portion of its variable rate term loans into a fixed rate obligation for an approximately three-year period ending June 30, 2006. The Corporation receives payments at variable rates, while it makes payments at a fixed rate (2.285% at January 1, 2005). Effective December 13, 2004, this agreement was reduced in size from $71.0 million to $35.0 million in conjunction with our initial public offering and reduced debt levels. The net cost to change these agreements was $0.3 million.

On December 13, 2004, the Corporation also entered into a new interest rate swap agreement that effectively converts $15.0 million of our variable rate term loans into a fixed rate obligation. The new agreement is effective June 30, 2006 and expires December 31, 2007.

Foreign Currency Risk

As a global company with operations in the UK and in France, the Corporation has a positive impact from foreign exchange. The Corporation’s revenue for the fourth quarter 2004 benefited from translation of foreign currency by $1.2 million and total year 2004 benefited by $6.0 million. Net income also benefited from translation of foreign currency by $0.2 million in the fourth quarter and $0.6 million for the total year of 2004.

Foreign currency risk is the risk that the Corporation will incur economic losses due to adverse changes in foreign currency exchange rates. The Corporation does not hold or issue foreign exchange options or forward contracts for trading purposes at this time. However, the Corporation may utilize these tools to manage foreign exchange risk in the future.

The Corporation’s primary exposures to foreign currency exchange fluctuations are pound sterling/U.S. dollar and euro/U.S. dollar. At January 1, 2005, the potential reduction in earnings from a hypothetical instantaneous 10% increase or decrease in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be approximately $0.5 million, net of tax. This foreign currency sensitivity model is limited by the assumption that all of the foreign currencies to which the Corporation is exposed would simultaneously decrease by 10% because such synchronized changes are unlikely to occur.

Commodity Price Risk

The Corporation is exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities, such as titanium, stainless steel, cobalt chrome and aluminum. Given the historical volatility of certain commodity prices, this exposure can impact product costs. Because the Corporation typically does not set prices for its products in advance of its commodity purchases, it can take into account the cost of the commodity in setting its prices for each order. However, to the extent that the Corporation is unable to offset the increased commodity costs in its product prices, its results would be affected. A hypothetical instantaneous 10% change in commodity prices would have an immaterial impact on our results of operations in fiscal 2005.

Effects of Inflation

Inflation potentially affects the Corporation in two principal ways. First, a significant portion of its debt is tied to prevailing short-term interest rates that may change as a result of inflation rates, translating into changes in interest expense. The Corporation has historically reduced its exposure to interest rate risk through interest rate swap agreements. Second, general inflation can impact material purchases, labor and other costs. In many cases, the Corporation has limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that it serves. In the past few years, however, inflation has not been a significant factor.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

Symmetry Medical Inc.

Consolidated Balance Sheets

(In Thousands, Except Share Data)

	January 3, 2004	January 1, 2005
Assets:
Current Assets:
Cash and cash equivalents	$2,348	$4,849
Accounts receivables, net	30,101	39,640
Inventories	26,699	34,083
Refundable income taxes	905	2,578
Deferred income taxes	1,875	2,036
Other current assets	3,667	5,635

Total current assets	65,595	88,821
Property and equipment, net	53,896	71,854
Interest rate swap valuation asset	—	486
Goodwill	125,413	127,369
Intangible assets, net of accumulation amortization	17,677	17,327
Other assets	4,636	1,011

Total Assets	$267,217	$306,868

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$9,637	$17,908
Accrued wages and benefits	6,922	9,384
Other accrued expenses	4,771	3,012
Income tax payable	620	2,008
Revolving line of credit	—	1,204
Current portion of capital lease obligations	2,204	3,572
Current portion of long-term debt	5,377	879

Total current liabilities	29,531	37,967
Deferred income taxes	6,635	9,547
Interest rate swap valuation liability	965	—
Capital lease obligations, less current portion	8,377	11,709
Long-term debt, less current portion	121,319	31,500

Total Liabilities	166,827	90,723

Commitments and contingencies (Notes 15)	—	—

Shareholders’ Equity:
Class A Convertible Preferred Stock, $.01 par value—150,000 shares authorized at January 3, 2004; 101,625 shares issued at January 3, 2004	115,831	—
Common Stock, $.0001 par value—Class A—72,410,000 shares authorized; shares issued (January 1, 2005—33,174,056, January 3, 2004—15,789,486)	2	3
Additional paid-in capital	31,651	255,509
Unearned compensation	(57)	—
Retained earnings (deficit)	(51,896)	(49,178)
Accumulated other comprehensive income	4,859	9,811

Total Shareholders’ Equity	100,390	216,145

Total Liabilities and Shareholders Equity	$267,217	$306,868

See accompanying notes to consolidated financial statements.

Symmetry Medical Inc.

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005
Revenue	$65,395	$122,029	$205,391
Cost of revenue	47,859	86,124	145,081

Gross profit	17,536	35,905	60,310
Selling, general, and administrative expenses	9,440	17,115	22,569

Operating income	8,096	18,790	37,741
Other (income) expense:
Interest expense	4,968	10,172	13,757
Loss on debt extinguishment	—	1,436	8,956
Interest rate swap valuation	979	(1,358)	(1,451)
Other	(42)	(374)	(740)

Income before income taxes and cumulative effect of accounting change, net of tax	2,191	8,914	17,219
Income tax expense	841	3,009	5,524

Net income before cumulative effect of accounting change, net of tax	1,350	5,905	11,695
Cumulative effect of accounting change, net of tax	(1,146)	—	—

Net income	204	5,905	11,695
Preferred stock dividends	(4,410)	(7,028)	(8,977)

Net income (loss) applicable to common shareholders	$(4,206)	$(1,123)	$2,718

Basic net income (loss) per share:
Net income (loss) applicable to common shareholders before cumulative effect of accounting change, net of tax	$(0.44)	$(0.10)	$0.16
Cumulative effect of accounting change, net of tax	(0.17)	—	—

Net income (loss) applicable to common shareholders	$(0.61)	$(0.10)	$0.16

Diluted net income (loss) per share:
Net income (loss) applicable to common shareholders before cumulative effect of accounting change, net of tax	$(0.44)	$(0.10)	$0.15
Cumulative effect of accounting change, net of tax	(0.17)	—	—

Net income (loss) applicable to common shareholders	$(0.61)	$(0.10)	$0.15

Weighted average common shares and equivalent shares outstanding:
Basic	6,905,800	11,797,842	16,905,396
Diluted	6,905,800	11,797,842	17,767,281

See accompanying notes to consolidated financial statements.

Symmetry Medical Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

(In Thousands)

	Class A Convertible Preferred Stock	Class B Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Unearned Compensation Cost	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 29, 2001	$45,707	$—	$1	$9	$(161)	$(46,495)	$(690)	$(1,629)
Comprehensive income:
Net income before cumulative effect of accounting change						1,350		1,350
Cumulative effect of accounting change, net of tax (Note 2)						(1,146)		(1,146)
Other comprehensive income—foreign currency translation adjustment							784	784

Comprehensive income								988
Amortization of unearned compensation cost					8			8
Forfeiture of restricted stock					72	(72)		—
Preferred stock dividends	3,922					(4,410)		(488)

Balance at December 28, 2002	49,629	—	1	9	(81)	(50,773)	94	(1,121)
Comprehensive income:
Net income						5,905		5,905
Other comprehensive income—foreign currency translation adjustment							4,765	4,765

Comprehensive income								10,670
Amortization of unearned compensation cost					24			24
Conversion of Preferred Stock—Class B to Common Stock and Preferred Stock—Class A	2,652		—	1,170				3,822
Repurchase of stock	(2,672)		—	(1,085)				(3,757)
Sale of stock	59,486		1	26,246				85,733
Common Stock and Preferred Stock Class A warrants				5,311				5,311
Preferred stock dividends	6,736					(7,028)		(292)

Balance at January 3, 2004	115,831	—	2	31,651	(57)	(51,896)	4,859	100,390
Comprehensive income:
Net income						11,695		11,695
Other comprehensive income—foreign currency translation adjustment							4,952	4,952

Comprehensive income								16,647
Amortization of unearned compensation cost					57			57
Redemption of Preferred Stock—Class A warrants	720		—	(720)				—
Repurchase of stock	(23,332)		—					(23,332)
Sale of stock, net of expenses			1	122,382				122,383
Preferred stock dividends	8,977					(8,977)		—
Conversion of Preferred Stock— Class A to Common Stock	(102,196)	—	—	102,196				—

Balance at January 1, 2005	$—	$—	$3	$255,509	$—	$(49,178)	$9,811	$216,145

See accompanying notes to consolidated financial statements.

Symmetry Medical Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal Year Ended
	December 28, 2002	January 3, 2004	January 1, 2005
Operating activities
Net income	$204	$5,905	$11,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,744	6,339	10,589
Amortization	—	323	609
Cumulative change in accounting principle, net of tax	1,146	—	—
(Gain) loss from sale of assets	(77)	62	35
Deferred income tax provision	(152)	1,813	2,751
Loss on debt extinguishment	—	1,436	8,346
Interest rate swap valuation change	979	(1,358)	(1,451)
Change in operating assets and liabilities:
Accounts receivable	858	(2,429)	(8,844)
Other assets	(24)	1,444	(549)
Inventories	262	(4,009)	(6,773)
Accounts payable	(701)	801	7,959
Accrued expenses and other	(364)	2,824	961

Net cash provided by operating activities	4,875	13,151	25,328

Investing activities
Purchases of property and equipment	(6,565)	(8,816)	(19,891)
Acquisition, net of cash received	—	(163,128)	—

Net cash used in investing activities	(6,565)	(171,944)	(19,891)

Financing activities
Proceeds from bank revolver	11,447	14,779	36,079
Payments on bank revolver	(8,326)	(28,461)	(34,864)
Issuance of long-term debt	—	134,000	35,000
Payments on long-term debt and capital lease obligations	(4,509)	(36,889)	(137,275)
Proceeds from issuance of common and preferred stock, net of expenses	3,042	85,733	122,383
Payments for redemption of common and preferred stock	—	(3,757)	(23,332)
Debt issuance costs paid	—	(5,193)	(1,073)

Net cash provided by (used in) financing activities	1,654	160,212	(3,082)

Effect of exchange rate changes on cash	(18)	148	146

Net increase (decrease) in cash and cash equivalents	(54)	1,567	2,501
Cash and cash equivalents at beginning of year	835	781	2,348

Cash and cash equivalents at end of year	$781	$2,348	$4,849

Supplemental disclosures
Cash paid for interest	$4,616	$8,339	$13,377

Cash paid for income taxes	$807	$1,734	$2,976

Assets acquired under capital leases	$592	$4,042	$7,357

See accompanying notes to consolidated financial statements.

Symmetry Medical Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1.	Description of the Business

The consolidated financial statements include the accounts of Symmetry Medical, Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), Symmetry Medical USA Inc., Jet Engineering, Inc. (Jet), Ultrexx, Inc. (Ultrexx), Othy Limited, Poly-Vac S.A. and Mettis UK Limited, including its wholly-owned subsidiary, Thornton Precision Components Limited (TPC).

The Corporation is a global supplier of integrated products and services consisting of surgical implants, instruments and cases to orthopedic and other medical device companies.

During 2003, the Corporation acquired Mettis UK Limited, including Jet, Ultrexx and TPC from the Mettis Companies (the Mettis Acquisition). Refer to note 3 for further discussion.

In December, 2004, the Corporation completed an initial public offering (IPO) of its common stock and entered into a new senior credit facility. In connection with this offering, the Corporation received net proceeds of $122,383. Approximately $36,360 of the net proceeds from the offering were used to repay all of its existing subordinated indebtedness, $58,025 to repay a portion of its existing senior indebtedness and $23,332 to repurchase a portion of its Class A Convertible Preferred Stock and warrants to purchase Class A Convertible Preferred Stock. In addition, the remaining outstanding shares of Class A Convertible Preferred Stock and warrants to purchase Class A Convertible Preferred Stock converted into 8,015,150 shares of the Corporation’s Common Stock and warrants to purchase 255,334 shares of the Corporation’s Common Stock.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income previously reported.

Year End

The Corporation’s year end is the 52 or 53 week period ending the Saturday closest to December 31, resulting in fiscal 2004 (ending January 1, 2005) being 52 weeks, fiscal 2003 (ending January 3, 2004) being 53 weeks, and fiscal 2002 (ending December 28, 2002) being 52 weeks. References in these consolidated financial statements to 2004, 2003 and 2002 refer to these financial years, respectively.

Use of Estimates

Preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect the Corporation’s financial position or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the time of purchase.

Symmetry Medical Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share data)

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. Costs include material, labor and manufacturing overhead costs. Inventory balances are reviewed monthly for excess products or obsolete inventory levels and write down, if necessary, the inventory to net realizable value.

Inventories consist of the following:

	January 3, 2004	January 1, 2005
Raw material and supplies	$3,678	$6,012
Work-in-process	17,147	20,561
Finished goods	5,874	7,501

	$26,699	$34,083

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets or lease terms. Repair and maintenance costs are charged to expense as incurred.

Property and equipment, including depreciable lives, consists of the following:

	January 3, 2004	January 1, 2005
Land	$1,284	$1,337
Buildings and improvements (20 to 40 years)	14,865	22,117
Machinery and equipment (5 to 15 years)	56,964	74,064
Office equipment (3 to 5 years)	3,954	5,307
Construction-in-progress	1,337	4,170

	78,404	106,995
Less accumulated depreciation	24,508	35,141

	$53,896	$71,854

Goodwill

The changes in the carrying amounts of goodwill for the years ended January 1, 2005, January 3, 2004 and December 28, 2002 are as follows:

Balance as of December 28, 2002	$23,140
Goodwill acquired	100,009
Effects of foreign currency	2,264

Balance as of January 3, 2004	125,413
Effects of foreign currency	1,956

Balance as of January 1, 2005	$127,369

Symmetry Medical Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share data)

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is subject to an annual impairment test in accordance with this statement. Goodwill is defined by the Corporation as the excess of purchase cost over the fair value of the net tangible and identifiable intangible assets acquired. Statement No. 142 requires the Corporation to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. Potential impairment is determined by comparing estimated fair value to the net book value of the reporting unit. Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate commensurate with the Corporation’s weighted-average cost of capital. The Corporation has multiple operating segments as defined by SFAS 131. The Corporation has defined its reporting units at the operating segment level as this is the lowest level for which discrete financial information is available and the operating results of that component are regularly reviewed by management. During 2002, in connection with the adoption of SFAS 142, the Corporation completed the two-step impairment process. As a result, the Corporation recognized impairment of $1,146 as a component of the cumulative effect of an accounting change. The Corporation completed its annual impairment tests and concluded that no impairment of goodwill existed.

Other Intangible Assets

Intangible assets subject to amortization consist of technology and customer related intangible assets acquired in connection with the Mettis Acquisition. These assets ($13,482 at January 1, 2005 and $13,912 at January 3, 2004) are being amortized using the straight-line method over 9 to 25 years. The accumulated amortization related to these assets is $947 at January 1, 2005 and $326 at January 3, 2004. Amortization expense for the next 5 fiscal years approximates $607 per year. The Corporation is required to reassess the expected useful lives of existing intangible assets. The Corporation also evaluates the recoverability of intangible assets subject to amortization based on undiscounted operating cash flows when factors indicate impairment may exist. In the event of impairment, the Corporation makes appropriate write-downs of recorded costs to fair value.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite life are no longer amortized but are subject to review each reporting period to determine whether events and circumstances continue to support an indefinite useful life as well as an annual impairment test in accordance with this statement. The Corporation has $3,845 of indefinite lived intangible assets at January 1, 2005 and $3,765 at January 3, 2004.

The Corporation reviewed its intangible assets in accordance with SFAS No. 142 and has not recorded any impairment related to these assets for the year ended January 1, 2005.

Foreign Currency Accounting

The financial statements of the Corporation’s foreign subsidiaries are accounting for and have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (FASB) Statement No. 52, Foreign Currency Translation. Foreign currency transaction gains and losses resulting from a subsidiary’s foreign currency denominated assets and liabilities included in other income were a $761 gain, $384 gain, and $46 gain in 2004, 2003 and 2002, respectively. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. Currency translation adjustments have been recorded as a separate component of shareholders’ equity.

Revenue Recognition

The Corporation recognizes revenue on orders received from its customers when there is persuasive evidence of an arrangement with the customer that is supportive of revenue recognition, the customer has made a

Symmetry Medical Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share data)

fixed commitment to purchase the product for a fixed or determinable price, collection is reasonably assured under the Corporation’s normal billing and credit terms and ownership and all risks of loss have been transferred to the buyer, which is normally upon shipment.

Shipping and Handling Costs

In accordance with EITF 00-10: Accounting for Shipping and Handling Fees and Costs, the Corporation reflects freight costs associated with shipping its products to customers as a component of cost of revenues.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $265, $208 and $191 for the years ending January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

Allowance for Doubtful Accounts

The Corporation performs periodic credit evaluations of customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 to 60 days. The Corporation maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Corporation makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends.

The activity in the allowance for doubtful accounts was as follows:

	December 28, 2002	January 3, 2004	January 1, 2005
Beginning Balance	$37	$109	$646
Provision	88	244	273
Acquired allowance	—	324	—
Write-offs, net	(16)	(31)	(190)

Ending Balance	$109	$646	$729

New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted by the Corporation no later than July 1, 2005. We expect to adopt Statement 123(R) on July 1, 2005 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

Symmetry Medical Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share data)

As permitted by Statement 123, the Corporation currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Corporation’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Corporation adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to its consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. There were no such cash flows in prior periods.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities and was effective for the Corporation beginning in the year ending January 1, 2005. FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 did not have a material impact on the Corporation’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and was effective for the Corporation in fiscal year 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring contracts with similar characteristics to be accounted for comparably. The adoption of SFAS No. 149 did not have a material effect on the Corporation’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement changes the accounting for certain financial instruments that, under previous guidance, could be accounted for as equity. SFAS No. 150 may require that those instruments be classified as liabilities. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Corporation’s financial position or results of operation.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, Reporting Results of Operations. This statement also requires sales-leaseback accounting for certain transactions, and makes various other technical corrections to existing pronouncements. The statement is effective for financial statements issued on or after May 15, 2002. The adoption of this statement on January 1, 2003 resulted in classifying the loss from early extinguishment of debt in connection with the acquisition of Mettis (UK) Limited as a separate component of net income before provision for income taxes.

Derivative Financial Instruments

SFAS No. 133, as amended, requires recognition of every derivative instrument in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivatives are to be recorded

Symmetry Medical Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share data)

each period in earnings or comprehensive income, depending on whether the derivative is designated and effective as part of a hedge accounting transaction. The Corporation’s derivatives discussed below do not qualify for hedge accounting and accordingly, adjustments to fair value are recorded in earnings.

The Corporation enters into interest rate swap agreements (SWAP) to offset against changes in interest rates on the Corporation’s variable rate long-term debt. The SWAP agreements are contracts to exchange variable rate obligations for fixed interest payments to be made periodically over the life of the SWAP agreement. Effective October 2000, the Corporation entered into a SWAP agreement to economically hedge $19,000 of outstanding long-term debt at a fixed rate payment obligation of 6.25% per annum for the five-year period commencing October 24, 2000; however, this SWAP was terminated in December 2004.

Effective July 2003, the Corporation entered into a SWAP agreement to economically hedge an additional $71,000 of outstanding long-term debt at a fixed payment obligation of 2.285% per annum for the period commencing on July 21, 2003 and ending on June 30, 2006. In December 2004, this SWAP was reduced to $35,000.

Effective December 2004, the Corporation entered into a SWAP agreement to economically hedge $15,000 of outstanding long-term debt at a fixed payment obligation of 3.98% per annum for the period commencing on June 30, 2006 and ending on December 31, 2007.

As of January 3, 2004, the Corporation had a derivative liability of $965, which is reflected in non-current liabilities in the consolidated balance sheets. The full portion of the net gain on valuation liability in 2003 of $1,358 was included in earnings.

As of January 1, 2005, the Corporation had a derivative asset of $486, which is reflected in non-current assets in the consolidated balance sheets. The full portion of the net gain on valuation asset/liability in 2004 of $1,451 was included in earnings.

Stock-Based Compensation

The Corporation has elected to follow APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and; accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. However, SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, requires pro-forma presentation as if compensation costs had been expensed under the fair value method of SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the vesting period.

Symmetry Medical Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share data)

The following table illustrates the effect on net income as if compensation expense had been recognized for the years ended:

	December 28, 2002	January 3, 2004	January 1, 2005
Reported net income	$204	$5,905	$11,695
Stock-based compensation expense (net of tax)	(2)	(122)	(235)

Adjusted net income	$202	$5,783	$11,460

Basic net income (loss) per share applicable to common:
Reported net income (loss) per share	$(0.61)	$(0.10)	$0.16
Stock-based compensation expense (net of tax) per share	—	(0.01)	(0.01)

Adjusted net income (loss) per share	$(0.61)	$(0.11)	$0.15

Diluted net income (loss) per share applicable to common:
Reported net income (loss) per share	$(0.61)	$(0.10)	$0.15
Stock-based compensation expense (net of tax) per share	—	(0.01)	(0.01)

Adjusted net income (loss) per share	$(0.61)	$(0.11)	$0.14

3.	Mettis Acquisition

On June 11, 2003, the Corporation acquired 100% of the ownership interests of Mettis UK Limited which included Jet, Ultrexx and TPC in exchange for aggregate consideration of $163,942 consisting of approximately $146,000 of cash, $15,000 of stock and acquisition costs, net of liabilities assumed. The acquisition provides the Corporation with a new product line, orthopedic implants which are forged at Jet and TPC as well as additional production capacity for instruments. The purchase price of the Mettis acquisition exceeded the fair value of identifiable tangible and intangible assets which reflects the synergistic and strategic fit of this acquisition into the Corporation’s business. Results of the Mettis acquisition are included in the statement of operations from the acquisition date.

The aggregate purchase price of $163,942 was allocated to the opening balance sheet as follows:

Current assets	$33,970
PP&E	30,789
Acquired technology (amortized over 9 years)	445
Acquired customers (amortized over 25 years)	13,672
Acquired manufacturing processes (indefinite-lived)	3,626
Goodwill	100,009
Current liabilities	(11,025)
Non-current liabilities	(7,544)

Purchase price, net	$163,942

Symmetry Medical Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share data)

The following unaudited pro forma consolidated revenues, net income and earnings per share amounts have been prepared by applying pro forma adjustments to our historical amounts. The unaudited pro forma information for the periods presented gives effect to the acquisition of Mettis (UK) Limited as if it had been consummated at the beginning of the periods presented. We completed the Mettis (UK) Limited acquisition on June 11, 2003.

	December 28, 2002	January 3, 2004
Revenue	$149,861	$158,355
Net Income (loss)	(206)	5,871
Income (loss) available to common shareholders	(4,616)	(1,157)
Earnings (loss) per share—basic	(0.67)	(0.10)
Earnings (loss) per share—diluted	(0.67)	(0.10)

4.	Debt Arrangements

Long-term debt consists of the following:

	January 3, 2004	January 1, 2005
Bank Term Loan payable in quarterly installments, plus interest at a variable rate (4.5625% at January 1, 2005), through December 14, 2009	$—	$32,375
Revolving line of credit, due December 2009	—	—
Term loan, paid off in 2004	95,800	—
Subordinated notes, paid off in 2004	36,000	—
Discount on subordinated notes	(5,111)	—
Installment Loan	7	4

	126,696	32,379
Less current portion	(5,377)	(879)

	$121,319	$31,500

During 2003, the Corporation refinanced substantially all of its debt arrangements as part of financing the Mettis Acquisition resulting in a loss on debt extinguishment of $1,436. During 2004, the Corporation refinanced substantially all of its debt arrangements as part of the initial public offering resulting in a loss on debt extinguishment of $8,956.

The Corporation’s revolving credit facility has a total capacity of up to $40 million and the Corporation pays a .50% annual commitment fee for the average unused portion of the revolving line of credit facility. There are no borrowings under this line of credit at January 1, 2005.

The senior credit agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. The senior credit agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, paying dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The senior credit facility is secured by substantially all of the Corporation’s assets. The Corporation’s senior credit agreement also contains customary events of default. The Corporation was in compliance with our financial and restrictive covenants under the senior credit facility at the end of fiscal 2003 and fiscal 2004.

Symmetry Medical Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share data)

On June 11, 2003, the Corporation issued $36,000 of 12% senior unsecured subordinated notes due 2011. These notes were issued with detachable warrants exercisable for an aggregate of 585,377 shares of common stock, par value $0.01 per share and 3,530 shares shares of Class A Preferred Stock par value $0.01 per share execercisable at any time prior to June 2013 at an exercise price of $0.01 per share. In accordance with Accounting Principles Board Opinion 14 (APB 14), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the Corporation recorded a discount equal to the fair value of the warrants of $5,311. The remaining balance of the discount was recorded to loss on debt extinguishment during the fourth quarter of 2004 in connection with the Corporation’s extinguishment of the subordinated notes.

As of January 1, 2005, the Corporation had prepaid the next three scheduled quarterly term loan payments. Maturities of long-term debt for the five years succeeding January 1, 2005 are as follows:

2005	$879
2006	5,250
2007	7,000
2008	8,750
2009	10,500

$32,379

5.	Preferred Stock

The Class A Convertible Preferred Stock had a liquidation value of $1,000 per share, was nonvoting, and accrued cumulative dividends at 8% per annum on the sum of the liquidation value plus all accumulated and unpaid dividends. Holders of the Class A Convertible Preferred Stock had liquidation preference rights, including the right in the event of an initial public offering of the Corporation’s common stock to convert Class A convertible preferred stock into common stock, at a conversion price equal to 85% of the per share price paid by the public for the common stock in the initial public offering. In June 2003, the Corporation sold 59,486 shares of Class A convertible preferred stock for $1,000 per share. Of these shares, 44,499 were sold to related parties including Olympus Partners and employees of the Corporation. In December 2004 upon completion of the IPO, the Corporation repurchased $23,332 of its Class A Convertible Preferred Stock and warrants to purchase Class A Convertible Preferred Stock. In addition, the remaining outstanding shares of Class A Convertible Preferred Stock and warrants to purchase Class A Convertible Preferred Stock converted into 8,015,150 shares of the Corporation’s Common Stock and warrants to purchase 255,334 shares of the Corporation’s Common Stock at an exercise price of $0.01 per share which are exercisable at any time prior to June 2013.

In connection with a debt amendment, on February 22, 2002 the Corporation issued 3,000 shares of Class B Redeemable Convertible Preferred Stock (Class B Preferred Stock) for $1,000 per share. The Class B Preferred Stock was senior to all other outstanding equity securities issued by the Corporation and did not have voting rights. The Class B shareholders were entitled to a dividend of 18% per annum which is cumulative. All shares of the Class B Preferred Stock were converted into 2,652 shares of the Corporation’s Class A Preferred Stock and 383,773 shares of Common Stock during 2003.

6.	Leases

The Corporation has a capital lease arrangement through October 1, 2016 for its New Hampshire plant facility. On October 1, 2001, and every five years thereafter, including extensions, the annual base rent will change based on the Consumer Price Index. The Corporation has an option to extend the lease for an additional five-year period and has a right of first opportunity to purchase the leased property. Additionally, the Corporation has entered into capital leases for various machinery and equipment.

Symmetry Medical Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share data)

Property and equipment and related accumulated amortization for building and equipment capital leases are as follows:

	January 3, 2004	January 1, 2005
Buildings and improvements	$4,991	$4,991
Machinery and equipment	9,550	17,285

	14,541	22,276
Less accumulated amortization	(3,017)	(5,815)

	$11,524	$16,461

Amortization of leased assets is included in depreciation expense.

Future minimum payments for capital leases with initial terms of one year or more are as follows at January 1, 2005:

2005	$4,580
2006	4,039
2007	3,552
2008	2,477
2009	1,200
Thereafter	4,603

Total minimum payments	20,451
Amounts representing interest	(5,170)

Present value of net minimum lease payments (including total current portion of $3,572)	$15,281

7.	Income Taxes

Income before income taxes consisted of:

	December 28, 2002	January 3, 2004	January 1, 2005
Domestic	$1,725	$6,602	$9,455
Foreign	466	2,312	7,764

	$2,191	$8,914	$17,219

Symmetry Medical Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share data)

Significant components of the Corporation’s net deferred tax liabilities are as follows:

	January 3, 2004	January 1, 2005
Compensation	$787	$660
Intangibles	(4,914)	(4,855)
Inventory	883	911
PP&E	(2,653)	(4,772)
Net operating loss carryforwards of states and foreign subsidiaries	753	425
SWAP agreements	382	(193)
Other	622	584

	(4,140)	(7,240)
Valuation allowance	(620)	(271)

	$(4,760)	$(7,511)

Significant components of the income tax provision are as follows:

	December 28, 2002	January 3, 2004	January 1, 2005
Current:
Federal	$758	$205	$922
State	161	60	202
Foreign	74	931	1,649

	993	1,196	2,773
Deferred	(152)	1,813	2,751

	$841	$3,009	$5,524

The provision for income taxes differs from that computed at the Federal statutory rate of 34% as follows:

	December 28, 2002	January 3, 2004	January 1, 2005
Tax at Federal statutory rate	$745	$3,031	$5,854
State income taxes	88	257	244
Foreign taxes	(352)	43	(260)
Valuation allowance	323	(96)	(349)
Other	37	(226)	35

	$841	$3,009	$5,524

At January 1, 2005, the Corporation had state and foreign net operating loss carryforwards of approximately $5,416 and $386. The state carryforwards have an expiration period of up to twenty years, while the foreign carryforwards have no expiration date. However, due to the uncertainty of the realization of the full benefit of the foreign net operating loss carryforwards and certain other foreign deferred tax assets, the Corporation has established a valuation allowance of $271. No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries because it is expected that such earnings will be reinvested in these foreign operations indefinitely.

Symmetry Medical Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share data)

8.	Profit Sharing Plan

The Corporation maintains two qualified profit sharing plans, which qualify under Section 401(k) of the Internal Revenue Code. Contributions by the Corporation are based upon both discretionary and matching nondiscretionary amounts. The matching amounts represent a 50% match of employees’ contributions, up to a maximum of $1 per participant per year. Expense recorded for the plans was $857, $686 and $493 for 2004, 2003 and 2002, respectively.

9.	Restrictive Stock Plan

In January 2001 certain members of management were awarded a total of 677,758 shares of common stock which vest on December 31, 2007 or earlier in increments of 25% per year, if the Corporation’s EBITDA, as defined, meets specified levels as outlined in the agreement. However, 263,572 shares have been forfeited. Compensation expense is charged to the income statement as earned over the vesting period. The unearned compensation resulting from this agreement is reflected as a reduction to shareholder equity. For the years ended January 1, 2005, January 3, 2004 and December 28, 2002, the Corporation recognized approximately $57, $24 and $8, respectively. The initial public offering in December 2004 resulted in all shares becoming vested, and these shares are no longer restricted as of January 1, 2005.

10.	Stock Option Plan

2002 Stock Option Plan The 2002 Stock Option Plan provides for the grant of nonqualified stock options to the Corporation’s directors, officers and employees and other persons who provide services and us. A total of 52,135 shares of common stock are reserved for issuance under this plan. Options for 52,135 shares of common stock have been granted. These options vest ratably over a four year period as of the end of each of our fiscal years during that period, subject to the Corporation achieving certain minimum EBITDA targets in each fiscal year, and, if those targets are not met, on the seventh anniversary of the grant date so long as the option is still an employee. Options granted under the 2002 Stock Option Plan are generally not transferable by the optionee, and such options must be exercised within 30 days after the end of an optionee’s status as an employee, director or consultant of ours (other than a termination by us for cause, as defined in the 2002 Stock Option Plan), within 180 days after such optionee’s termination by death or disability, or within 90 days after such optionee’s retirement, but in no event later than the expiration of the option term. All options were granted at the fair market value of the Corporation’s common stock, as determined by its board of directors, on the date of grant. The term of all options granted under the 2002 Stock Option Plan may not exceed ten years.

2003 Stock Option Plan The 2003 Stock Option Plan provides for the grant of nonqualified stock options to the Corporation’s directors, officers and employees and other persons who provide services to it. A total of 907,167 shares of common stock are reserved for issuance under this plan. Options for 813,034 shares of common stock have been granted. These options vest ratably over a four year period as of the end of each of our fiscal years during that period. Options granted under the 2003 Stock Option Plan are generally not transferable by the optionee, and such options must be exercised within 30 days after the end of an optionee’s status as an employee, director or consultant of the Corporation (other than a termination by us for cause, as defined in the 2003 Stock Option Plan), within 180 days after such optionee’s termination by death or disability, or within 90 days after such optionee’s retirement, but in no event later than the expiration of the option term.

All options were granted at the fair market value of the Corporation’s common stock, as determined by its board of directors, on the date of grant. The term of all options granted under the 2003 Stock Option Plan may not exceed ten years.

Symmetry Medical Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share data)

A summary of stock option activity and weighted-average exercise prices for the periods indicated are as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 29, 2001	—	$
Granted	52,135		0.28
Exercised	—		—
Cancelled	—		—
Outstanding at December 28, 2002	52,135		$0.28
Granted	740,624		3.04
Exercised	—		—
Cancelled	—		—
Outstanding at January 3, 2004	792,759		$2.86
Granted	72,410		4.83
Exercised	—		—
Cancelled	(34,214)		3.04
Outstanding at January 1, 2005	830,955		$3.02

The following table summarizes information about stock options outstanding at January 1, 2005:

Range of Exercise	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at January 1, 2005	Weighted Average Exercise Price
$0.28	52,135	7.0 years	$0.28	39,102	$0.28
3.04 – 4.83	778,820	8.1 years	3.21	372,672	3.13

Using the minimum value option valuation model, the estimated fair values of options granted during 2004, 2003 and 2002 were $1.62, $1.13 and $0.11 per option, respectively. There were no options granted subsequent to completion of the IPO. Principal assumptions used in applying the minimum value model were as follows:

	2002	2003	2004
Minimum Value Model Assumptions
Risk-free interest rate	5.09%	4.65%	4.08%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term	10 years	10 years	10 years

11.	Related Party Transactions

During the years ended January 1, 2005 and January 3, 2004, the Corporation purchased contract manufacturing services totaling $1,034 and $283, respectively, from ADS Precision Limited (ADS), a company controlled by a relative of the general manager of TPC. The Corporation maintains an ongoing relationship with this vendor and believes all transactions have been executed on an arms length basis. The Corporation has a payable to ADS of $368 as of January 1, 2005 and $135 as of January 3, 2004.

During 2004, 2003 and 2002, the Corporation paid management fees to a related party of $375, $375 and $250, respectively. These fees are included in selling, general and administrative expenses. Additionally, the Corporation paid a transaction fee upon the completion of the Mettis acquisition and the sale of senior subordinated notes to this related party of $1,717 in 2003 and a transaction fee upon completion of the initial public offering of $2,000 in 2004.

Symmetry Medical Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share data)

12.	Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, and long-term debt, including interest-rate swap agreements. The carrying value of these financial instruments approximates fair value.

13.	Segment Reporting

The Corporation primarily designs, develops and manufactures implants and related surgical instruments and cases for orthopedic device companies and companies in other medical device markets such as dental, osteobiologic and edoscopy. The Corporation also has a special services business serving primarily aerospace customers, which does not meet the quantitative disclosure requirements of SFAS 131. The Corporation manages its business and operates in a single reportable business segment. Because of the similar economic characteristics of the operations, including the nature of the products, comparable level of FDA regulations, same or similar customers, those operations have been aggregated following the provisions of SFAS 131 for segment reporting purposes.

The Corporation is a multi-national corporation with operations in the United States, the United Kingdom and France. As a result, the Corporation’s financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. While exposure to variability in foreign currency exists, the Corporation does not believe it is significant to its operations and any variability is somewhat offset through the location of its manufacturing facilities. Revenues are attributed to geographic locations based on the location to which we ship our products.

Revenues to External Customers:

	December 28, 2002	January 3, 2004	January 1, 2005
United States	$52,829	$89,408	$136,791
United Kingdom	6,576	19,624	27,222
Other foreign countries	5,990	12,997	41,378

Total Net Revenues	$65,395	$122,029	$205,391

Long-Lived Assets:

	January 3, 2004	January 1, 2005
United States	$152,531	$157,886
United Kingdom	45,381	55,969
France	3,710	4,192

Total Long-Lived Assets	$201,622	$218,047

Concentration of Credit Risk:

A substantial portion of the Corporation’s net revenues is derived from a limited number of customers. Net revenues include revenues to customers of the Corporation which individually account for 10% or more of net revenues as follows:

2004 – Four customers representing approximately 25%, 15% 14% and 10% of net revenues, respectively

Symmetry Medical Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share data)

2003 – Three customers representing approximately 19%, 15% and 11% of net revenues, respectively

2002 – Two customers representing approximately 17% and 16% of net revenues, respectively

The customers listed above, which are orthopedic implant manufacturers, comprised approximately 52% and 31% of the accounts receivable balance at January 1, 2005 and January 3, 2004, respectively.

Following is a summary of the composition by product category of the Corporation’s revenues to external customers. Revenues of the specialty services business are included in the “other” category.

	December 28, 2002	January 3, 2004	January 1, 2005
Implants	$—	$33,289	$75,130
Instruments	32,294	45,624	67,675
Cases	33,101	36,118	47,292
Other	—	6,998	15,294

Total Net Revenues	$65,395	$122,029	$205,391

14.	Net Income (Loss) Per Share

The following table sets forth the computation of earnings per share.

	December 28, 2002	January 3, 2004	January 1, 2005
Net income before cumulative effect of accounting change	$1,350	$5,905	$11,695
Preferred stock dividends	(4,410)	(7,028)	(8,977)

Net income (loss) available to common shareholders before cumulative effect of accounting change	(3,060)	(1,123)	2,718
Cumulative effect of accounting change, net of tax	(1,146)	—	—

Net income (loss) available to common shareholders	$(4,206)	$(1,123)	$2,718

Weighted-average common shares outstanding—basic	6,905,800	11,797,842	16,905,396
Effect of stock options and warrants	—	—	861,885

Weighted-average common shares outstanding and assumed conversions	6,905,800	11,797,842	17,767,281

Net income (loss) per share—basic:
Net income available to common shareholders before cumulative effect of accounting change	$(0.44)	$(0.10)	$0.16
Cumulative effect of accounting change, net of tax	(0.17)	—	—

Net income (loss) per share—basic	$(0.61)	$(0.10)	$0.16

Net income (loss) per share—diluted:
Net income available to common shareholders before cumulative effect of accounting change	$(0.44)	$(0.10)	$0.15
Cumulative effect of accounting change, net of tax	(0.17)	—	—

Net income (loss) per share—diluted	$(0.61)	$(0.10)	$0.15

Symmetry Medical Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share data)

15.	Commitments and Contingencies

Environmental

In 2004, the Corporation was notified by the Indiana Department of Environmental Management of certain regulatory compliance issues. These issues have been corrected, and we did not receive any fines. The cost to correct these issues was not material to the Corporation’s results of operations or financial position.

The Corporation has been notified by the U.S. Environmental Protection Agency or by state governments that it may be liable under environmental laws with respect to the cleanup of hazardous substances at sites we previously used for the disposal of wastes. Based on information currently available, the Corporation does not believe these liabilities will be material to its results of operations or financial position.

Operating Leases

The Corporation also has various operating leases, primarily for equipment. Total rental expense for these operating leases amounted to $ 2,214, $1,889 and $3,235 in 2004, 2003 and 2002, respectively. Future minimum payments for operating leases with initial terms of one year or more are as follows at January 1, 2005:

2005	$1,532
2006	693
2007	376
2008	165
2009	16
Thereafter	56

Total minimum payments	$2,838

Legal Matters

The Corporation is involved, from time to time, in various contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to its business. Currently, no material environmental or other material litigation is pending or, to the knowledge of the Corporation, threatened. The Corporation currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Corporation’s consolidated and combined financial condition, results of operations or liquidity.

Symmetry Medical Inc.

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except share data)

16.	Quarterly Results of Operations (Unaudited)

The quarterly results of operations are as follows (in thousands, except per share data):

2004	First	Second	Third	Fourth(1)
Revenue	$45,838	$53,089	$54,126	$52,338
Gross profit	12,583	16,067	16,039	15,620
Net income (loss)	2,210	5,148	4,434	(99)
Net income (loss) applicable to common shareholders	(106)	2,804	2,025	(2,007)
Basic net income (loss) per share	$(0.01)	$0.18	$0.13	$(0.10)
Diluted net income (loss) per share	$(0.01)	$0.17	$0.12	$(0.10)

2003	First	Second(2)	Third	Fourth
Revenue	$17,823	$26,274	$40,639	$37,293
Gross profit	5,639	8,358	11,728	10,180
Net income (loss)	1,191	1,186	2,083	1,390
Net income (loss) applicable to common shareholders	40	(183)	(154)	(881)
Basic net income (loss) per share	$0.01	$(0.02)	$(0.01)	$(0.06)
Diluted net income (loss) per share	$0.01	$(0.02)	$(0.01)	$(0.06)

(1)	The fourth quarter of 2004 includes a loss on debt extinguishment, net of tax, of $5,409.

(2)	The second quarter of 2003 includes a loss on debt extinguishment, net of tax, of $867.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Symmetry Medical Inc.:

We have audited the accompanying consolidated balance sheets of Symmetry Medical Inc. as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended January 1, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symmetry Medical Inc. as of January 1, 2005 and January 3, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2005 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Indianapolis, Indiana

March 17, 2005

/S/    ERNST & YOUNG LLP

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9a.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), have concluded that, as of the end of the fiscal year covered by this report on Form 10-K, the Corporation’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal control over financial reporting.

There was no change in the Corporation’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the fiscal year covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9b.	Other Information

On March 24, 2005 the Corporation’s board of directors amended and restated its by-laws to provide that the Corporation was not required by its by-laws to have an annual meeting of stockholders until 2006. A copy of the amended and restated by-laws are attached as an exhibit to this Annual Report on Form 10-K.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the name, age, position and a brief account of the business experience of each of the Corporation’s executive officers, directors and key employees, as of January 1, 2005.

Name	Age	Position
Directors and Executive Officers:
Brian Moore	58	President, Chief Executive Officer and Director
Fred Hite	37	Senior Vice President and Chief Financial Officer
Andrew Miclot	49	Senior Vice President, Marketing, Sales & Business Development
D. Darin Martin	53	Senior Vice President, Quality Assurance/Regulatory Affairs
Richard J. Senior	41	Senior Vice President and General Manager, Europe
Robert S. Morris	50	Director
James A. Conroy	44	Director
Manu Bettegowda	31	Director
Frank Turner	61	Director
Francis T. Nusspickel	64	Director
Stephen B. Oresman	72	Director

Other Key Employees:
D. Alec McPherson, Jr.	58	Vice President and General Manager
Matthew R. Rudd	41	Vice President and General Manager
Michael W. Curtis	50	Vice President and General Manager

BRIAN MOORE, has served as the Corporation’s President and Chief Executive Officer and a director of the Corporation since the Corporation’s acquisition of Mettis in June 2003. From April 1999 to June 2003, Mr. Moore served as the Chief Executive Officer of Mettis Group Limited, the parent company of Mettis. From April 1994 to March 1999, Mr. Moore held various positions with EIS Group plc, including Chairman of the Aircraft and Precision Engineering Division, and from 1987 to 1999, Mr. Moore served as Chief Executive Officer of AB Precision (Poole) Limited. Prior thereto, Mr. Moore served in various management positions at Vanderhoff plc, Land Rover Vehicles, Bass Brewing and Prudential Insurance, and as the Financial Director for a subsidiary of GEC Ltd. (UK). Mr. Moore has qualified as a Graduate Mechanical Engineer by the Institution of Mechanical Engineers (the qualifying body for mechanical engineers in the United Kingdom) and as an Accountant with the U.K. Chartered Institute of Management Accountants.

FRED HITE has served as the Corporation’s Chief Financial Officer since March 2004. From 1997 to 2004, Mr. Hite served in various capacities at General Electric Industrial Systems, including Finance Manager of General Electric Motors and Controls from 2001 to 2004, Manufacturing Finance Manager from 2000 to 2001, and Finance Manager of Engineering Services from 1997 to 2000. From 1995 to 1997, Mr. Hite served as Sourcing Finance Manager and Commercial Finance Analyst at General Electric Industrial Control Systems. From 1990 to 1995, Mr. Hite served in various finance positions at General Electric Appliances. Mr. Hite received a B.S. in Finance at Indiana University.

ANDREW MICLOT has served as the Corporation’s Senior Vice President of Sales, Marketing and Business Development since June 2003 and as the Corporation’s Vice President of Marketing, Sales & Business Development since 1994. From 1992 to 1994, Mr. Miclot served as the Director of the Medical Products Group of DePuy Inc. From 1987 to 1992, Mr. Miclot served as Marketing Manager for Zimmer, Inc. and from 1986 to 1987, Mr. Miclot served as Director of Marketing for Ulti-Med, Inc. Mr. Miclot received a B.A. and M.A. in Speech and Hearing Sciences and Audiology from Indiana University and a M.B.A. from Lake Forest Graduate School of Management.

D. DARIN MARTIN has served as the Corporation’s Senior Vice President of Quality Assurance and Regulatory Affairs since June 2003. From 1994 to 2003, Mr. Martin served as the Corporation’s Vice President of Quality Assurance and Regulatory Affairs. Mr. Martin joined the Corporation in 1990 as Director of Quality Assurance. From 1984 to 1990, Mr. Martin served as Quality Assurance Supervisor for Owens-Illinois Inc.’s Kimble HealthCare Division. Mr. Martin has been a member in various medical device industry associations, including a 20 year membership with the American Society of Quality, Biomedical Devices-NE Indiana Division. Mr. Martin received a B.S. in Business Management from Ball State University, a S.P.C. Instructor Certification from Baldwin-Wallace College and a M.B.A. from Kennedy-Western University.

RICHARD J. SENIOR has served as Senior Vice President and General Manager of the Corporation’s European Operations since the Corporation’s acquisition of Mettis in June 2003. He previously served in various capacities at Mettis in the Thornton Precision Components operating unit, including Managing Director from 1999 to 2003, Director and General Manager from 1997 to 1998, Operations Director from 1995 to 1996, Production Manager during 1995, CMR Operations Manager from 1993 to 1994 and Orthopaedic Sales Manager (UK) from 1990 to 1995. Mr. Senior attended Myers Grove Comprehensive School in the United Kingdom.

ROBERT S. MORRIS has been a director of the Corporation since October 2000 and currently serves as the chairman of the Board and as a member of the Board’s Nominating and Corporate Governance Committee. Mr. Morris founded Olympus Partners in 1989 and currently serves as the Managing Partner of Olympus Partners and its affiliated investment partnerships. Mr. Morris serves as a director of Homax Holdings, Inc., Shemin Holdings Corp., Client Distribution Services, and Club Staffing and has served on the boards of directors of multiple other Olympus portfolio companies. From 1978 to 1988, Mr. Morris held a variety of management positions in various manufacturing and financial services businesses at General Electric Corporation, the last of which was Senior Vice President of General Electric Investment Corporation, where he managed General Electric Pension Trust’s private equity portfolio. Mr. Morris received his A.B. from Hamilton College and his M.B.A. from the Amos Tuck School of Business at Dartmouth College.

JAMES A. CONROY has been a director of the Corporation since October 2000 and is a member of the Board’s Compensation Committee. Mr. Conroy has been a partner at Olympus Partners since 1991. Mr. Conroy serves as a director of Club Staffing and Shemin Holdings Corp. and has served on the board of directors of numerous other portfolio companies including Eldorado Bancshares, AMN Healthcare, FrontierVision Partners, and American Residential Holding Corporation. Prior to joining Olympus, Mr. Conroy served as a management consultant at Bain & Company, and prior thereto, Mr. Conroy worked at General Electric Investment Corporation. Mr. Conroy received his B.A. from the University of Virginia and his M.B.A. from the Amos Tuck School of Business at Dartmouth College.

MANU BETTEGOWDA has been a director of the Corporation since October 2000 and is a member of the Board’s Nominating and Corporate Governance Committee. Mr. Bettegowda joined Olympus Partners in 1998 and has served as a Vice President at Olympus Partners since 2003. Mr. Bettegowda serves as a director of Homax Holdings Inc. Prior to joining Olympus, Mr. Bettegowda worked at Bowles Hollowell Conner & Co., where he focused on mergers and acquisitions, leveraged buyouts and refinancings of middle market companies. He received his A.B. from Duke University.

FRANK TURNER has served as a director of the Corporation since August 2003 and is a member of the Board’s Audit and Compensation Committees. Mr. Turner served as Chief Executive Officer of British Midland Aviation Services Limited from 1996 to 1999 as well as a director of British Midland plc from 1997 to 1999. He served as Managing Director of Lucas Aerospace Limited as well as a director of Lucas Industries plc from 1992 to 1995. Prior thereto, Mr. Turner spent 33 years at Rolls-Royce plc during which he was a Main Board Member from 1987 to 1991. Mr. Turner currently serves as Chairman of the Board of Potenza Enterprises Ltd., which provides corporate support through non-executive and advisory board roles. He also serves as Chairman for Potenza Group and Aero Inventory plc, as a non-executive director for SRTechnics Holding, as a director for Mott MacDonald plc and Mettis Group Limited, the former parent company of Mettis, and as an advisor on the aerospace and aviation industry to 3i plc and Star Capital Partners. Over the past 17 years, Mr. Turner has sat on the boards of directors of 13 companies, including among others, Rolls-Royce Inc., Rolls-Royce plc, Allied Steel & Wire plc, Apollo Metals Ltd, Cooper Rolls Inc., International Aero Engines AG and Wagon plc. He received his BSc in mechanical and production engineering from the University of Salford in the United Kingdom and his business education from the International Executive Program at Columbia University.

FRANCIS T. NUSSPICKEL has been a director of the Corporation since the completion of the Corporation’s initial public offering in December 2004 and is a member of the Board’s Audit and Nominating and Corporate Governance Committees. Mr. Nusspickel is a retired audit partner of Arthur Andersen LLP. Mr. Nusspickel spent the majority of his 35 years of public accounting expertise in Arthur Andersen’s Transportation Industry Group and was the worldwide Industry Head for the Ocean Shipping Segment. Mr. Nusspickel is a certified public accountant and currently serves as Chairman of the Professional Ethics Committee of the New York State Society of Certified Public Accountants. Mr. Nusspickel was a former member of the Council of the American Institute of Certified Public Accountants and a former President of the New York State Society of Certified Public Accountants. Mr. Nusspickel serves as a director for Tsakos Energy Navigation Limited. Mr. Nusspickel received his B.A. from Manhattan College.

STEPHEN B. ORESMAN has been a director of the Corporation since the completion of the Corporation’s initial public offering in December 2004 and is a member of the Board’s Audit and Compensation Committees. Since 1991, Mr. Oresman has served as President of Saltash, Ltd., a management consulting firm. From 1988 to 1991, he was a partner and Vice President of The Canaan Group consulting firm. Mr. Oresman’s early career included ten years in the manufacturing sector, including Bausch & Lomb, Inc. and Interlake Steel Corp. Subsequently, Mr. Oresman joined Booz-Allen Hamilton, Inc., where he served various positions, including Managing Officer of the firm’s Eastern Region and Chairman of Booz-Allen Hamilton International. Mr. Oresman later joined BBDO International as President of the firm’s independent marketing companies. Mr. Oresman currently serves as Chairman of the Board of Technology Solutions Company and as a director of Cleveland-Cliffs Inc. and numerous conservation and ornithology institutions. Mr. Oresman received his B.A. from Amherst College and his M.B.A. from the Harvard Business School.

Other Key Employees

D. ALEC MCPHERSON, JR. has served as the Corporation’s Vice President and General Manager since 2002. Mr. McPherson joined the Corporation in 2001 as General Manager/Vice President of Operations of the Corporation’s PolyVac operating unit. From 1996 to 2001, Mr. McPherson served as President and Chief Operations Officer of Pemco Die Cast Corporation. Prior thereto, he served in various capacities at Allied Signal, including General Manager, Plant Manager and Director of Manufacturing. Mr. McPherson earned his B.S.M.E. from Michigan State University, a M.A. in Industrial Administration and Statistics from Central Michigan University and a M.B.A. from Penn State University. Mr. McPherson has been a member of 360 Associates, Inc., a team of executives that focuses on coaching and consulting, since 2001.

MATTHEW R. RUDD has served as the Corporation’s Vice President and General Manager since the Corporation’s acquisition of Mettis in June 2003. He previously served in various capacities at Mettis, including Chief Operations Officer of Jet Engineering and UltreXX from 2000 to 2003, Senior Vice President/General Engineering of Jet Engineering from 1996 to 2000, Manager of Program Development/ Engineering Manager of Jet Engineering from 1993 to 1996, Machining & Tooling Operations Manager of Jet Engineering from 1991 to 1993 and Floor Supervisor/CNC Programmer/Machinist of Jet Engineering from 1988 to 1991. Mr. Rudd earned his Associates Degree through Lansing Community College.

MICHAEL W. CURTIS has served as the Corporation’s Vice President and General Manager since November 2002. Prior to joining the Corporation, Mr. Curtis served as Vice President of Operations for Lightchip, Inc. from May 2000 to 2002, and from 1998 to 2000, Mr. Curtis served as Vice President/General Manager of Communications Products at Thomas & Betts Corporation. From 1994 to 1997, Mr. Curtis was employed at Amphenol Aerospace—Amphenol Corporation, initially as a Business Unit Manager and subsequently as Director of Filter Products. From 1976 through 1994, Mr. Curtis served in various capacities at Hamilton Standard Division of United Technologies Corporation, the last of which was Product Line Manager. Mr. Curtis received his B.S., M.B.A. and M.S. in Engineering Management from Western New England College.

Family Relationships

There are no family relationships between any of the executive officers or directors of the Corporation.

Number of Meetings of the Board of Directors

The Board held four meetings during 2004. The standing committees of the Board, which were established in connection with the Corporation’s initial public offering in December 2004, did not hold any meetings during the year. Each director attended at least 75% of the aggregate number of meetings of the Board and the Board committees on which he served held during the period for which he served as a director in 2004.

Director Compensation

All non-employee directors who are not otherwise affiliated with the Corporation or its principal stockholders receive an annual cash payment of $25,000 and received a one-time grant of common stock having a value of $25,000 upon being elected to the Board. On February 15, 2005, Messrs. Turner, Nusspickel and Oresman were each granted 1,667 shares of restricted Common Stock pursuant to the Corporation’s 2004 Equity Incentive Plan. The shares vest ratably over a three year period as of December 31 of each year, beginning on December 31, 2005. The Chairman of the Audit Committee receives additional annual cash compensation of $20,000. In 2004, Frank Turner received $40,000 in compensation for serving as a member of the Board. All directors are reimbursed for their out-of-pocket expenses incurred in connection with such services.

Attendance at Annual Meetings of the Stockholders

All directors are encouraged to attend annual meetings of the shareholders and all directors properly nominated for election are expected to attend the annual meetings of the stockholders. On March 24, 2005 the

Corporation’s board of directors amended and restated its by-laws to provide that the Corporation was not required by its by-laws to have an annual meeting of stockholders until 2006. A copy of the amended and restated by-laws are attached as an exhibit to this Annual Report on Form 10-K.

Director Independence

The Corporation is deemed to be a “controlled company” under the rules of the New York Stock Exchange (the “NYSE”), and qualifies for the “controlled company” exception to the board of directors and committee composition requirements under the rules of the NYSE. Pursuant to this exception, the Corporation is exempt from the rules that would otherwise require that the Board be comprised of a majority of “independent directors,” that the compensation committee be comprised solely of “independent directors,” and that the nominating and Nominating and Corporate Governance Committee be comprised solely of “independent directors” as defined under the rules of the NYSE. The “controlled company” exception does not modify the requirements of the Sarbanes-Oxley Act and the NYSE rules which require that the audit committee be comprised of independent directors exclusively.

Based upon the information submitted by each of its directors, and following the recommendation of the Nominating and Corporate Governance Committee, the Board has made a determination that Messrs. Nusspickel, Oresman and Turner are independent as that term is defined by the NYSE listing standards. The standards for determining independence are those set forth in the Corporation’s Corporate Governance Guidelines as well as those in the New York Stock Exchange listing standards.

Executive Sessions

The Corporation’s Corporate Governance Guidelines, adopted in connection with the initial public offering in December 2004, require the non-management directors to meet in executive sessions on a periodic basis without management. The presiding director, for purposes of leading these meetings, will be the Chairman of the Nominating and Corporate Governance Committee, unless the Board determines otherwise and such presiding director is disclosed in the Corporation’s annual proxy statement.

Communications between Stockholders and the Board

Stockholders may send communications to the Corporation’s directors as a group or individually, by writing to those individuals or the group: c/o the Corporate Secretary, 220 West Water Street, Warsaw Indiana, 46580. The Corporate Secretary will review all correspondence received and will forward all correspondence that is relevant to the duties and responsibilities of the Board or the business of the Corporation to the intended director(s). Examples of inappropriate communication include business solicitations, advertising and communication that is frivolous in nature, relates to routine business matters (such as product inquiries, complaints or suggestions), or raises grievances that are personal to the person submitting the communication. Upon request, any director may review communication that is not forwarded to the directors pursuant to this policy.

Concerns regarding the Corporation’s accounting or auditing matters may be submitted to the audit committee. Reports may be sent anonymously in writing to the attention of the Audit Committee, Symmetry Medical Inc., 220 West Market Street, Warsaw, IN 46580. The confidentiality of all reports will be maintained to the extent consistent with law.

Committees of the Board of Directors

In connection with the Corporation’s initial public offering in December 2004, the Board established an Audit committee, a Compensation and Nominating and Corporate Governance Committees. As mentioned above, the Corporation qualifies for the “controlled company” exception under the rules of the NYSE, pursuant to which the Corporation is exempt from the rules that would otherwise require that the Compensation Committee be comprised solely of “independent directors,” and that the nominating and Nominating and Corporate Governance Committee be comprised solely of “independent directors” as defined under the rules of the NYSE. The Board has determined that Messrs. Nusspickel, Oresman and Turner are independent as so defined.

Audit Committee. The Audit Committee is responsible for providing independent and objective oversight of the Corporation’s accounting functions and internal controls and monitors the objectivity of the Corporation’s financial statements. The Committee assists in the Board’s oversight of (1) the integrity of the Corporation’s financial statements, (2) the Corporation’s compliance with legal and regulatory requirements, (3) the independent auditor’s qualifications and independence, and (4) the performance of the Corporation’s internal audit function and independent auditors. In performing these functions, the Committee has the responsibility to review and discuss the annual audited financial statements and quarterly financial statements and related reports with management and independent auditors, including the Corporation’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to monitor the adequacy of financial disclosure; to retain and terminate the Corporation’s independent auditors and exercise the Committee’s sole authority to review and approve all audit engagement fees and terms and approve in advance the nature, extent, and cost of all non-audit services provided by independent auditors; and to review annual reports from the independent auditors regarding their internal quality control procedures.

The Committee members are Messrs. Nusspickel, Oresman and Turner. Each member of the Committee is independent as so defined. The Board has determined that each member meets the financial literacy qualifications of the NYSE listing standards and that Messrs. Nusspickel and Oresman are “audit committee financial experts” as such term is defined in the Sarbanes-Oxley Act and related SEC regulations. The Committee did not hold any meetings in 2004.

Compensation Committee. The Compensation Committee assists the Board in addressing matters relating to the fair and competitive compensation of the Corporation’s executives, employees and non-employee directors, together with matters relating to retirement, welfare and other benefit plans. The Committee’s principal responsibilities include: (1) reviewing key employee compensation policies, plans and programs, (2) reviewing and approving the compensation of our executive officers, (3) reviewing and approving employment contracts and other similar arrangements between us and our executive officers, (4) reviewing and consulting with the chief executive officer on the selection of officers and evaluation of executive performance and other related matters and (5) administration of stock plans and other incentive compensation plans. The members of the Committee are Messrs. Turner, Conroy and Oresman. The Committee did not hold any meetings in 2004.

Nominating and Corporate Governance. The Corporate Governance and Nominating Committee assists the Board by identifying individuals qualified to become members of the Board consistent with criteria set by the Board and developing corporate governance principles. The committee’s responsibilities include: (1) evaluating the composition, size and governance of the Board and its committees and making recommendations regarding future planning and the appointment of directors to committees, (2) establishing a policy for considering stockholder nominees for election to the board of directors, (3) recommending ways to enhance communications and relations with our stockholders, (4) evaluating and recommending candidates for election to our board of directors, (5) overseeing our board of directors performance and self-evaluation process and developing continuing education programs for our directors, (6) reviewing our corporate governance principles and providing recommendations to the board regarding possible changes, and (7) reviewing and monitoring compliance with our code of ethics and our insider trading policy. The members of the Committee are Messrs. Bettegowda, Nusspickel and Morris. The Committee did not hold any meetings in 2004.

Committee Charters and Code of Ethics

The Corporation’s code of business conduct and ethics (which applies to directors, officers (including the Corporation’s chief executive officer, chief financial officer and controller) and employees ), its corporate governance guidelines, and the charters of committees of the board of directors, including the audit committee, corporate governance and nominating committee, and compensation committee, are available on the Corporation’s website at www.symmetrymedical.com. Shareholders may request a copy of this information by writing to: Fred Hite, Senior Vice President, Chief Financial Officer and Secretary. Any waivers of, or changes to, the Corporation’s code of business conduct and ethics that apply to the Corporation’s executive officers, directors, or persons performing similar functions, will be promptly disclosed on the Corporation’s website in the “Investors” section, as required by the Securities and Exchange Commission and the New York Stock Exchange.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Corporation’s executive officers, directors and greater than 10% owners file reports of ownership and changes of ownership of Common Stock with the Securities and Exchange Commission and the New York Stock Exchange. Based on a review of the Securities and Exchange Commission filed ownership reports during 2004, the Corporation believes that all filing requirements were met during the year.

Item 11.	EXECUTIVE COMPENSATION

The following discussion has been prepared, based on the actual compensation paid and benefits provided, by the Corporation during the periods indicated to the Chief Executive Officer and the four other most highly compensated executive officers of the Corporation (collectively, the “Named Executives”) during 2004. This data is not necessarily indicative of the compensation and benefits that may be provided to the Named Executives in the future.

Summary Compensation Table

The following table summarizes for the years indicated the compensation awarded to, earned by, or paid to, the Named Executives for services rendered in all capacities to the Corporation and its subsidiaries.

Summary Compensation Table

Name and Principal Position	Annual Compensation					Long-Term Compensation Securities Underlying Options (#)	All Other Compensation ($)(4)
	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(2)
Brian Moore, President and Chief Executive Officer (1)	2004 2003	320,000 177,779	256,000 88,889	— 32,374	(3)	318,480 318,480	4,200 —

Fred Hite, Senior Vice President and Chief Financial Officer (5)	2004 2003	166,667 —	80,000 —	— —		72,410 —	— —

Andrew Miclot, Senior Vice President, Marketing, Sales & Business Development	2004 2003	200,000 175,000	160,000 142,692	— —		26,067 26,067	4,058 4,196

D. Darin Martin, Senior Vice President, Quality Assurance/Regualtory Affairs	2004 2003	141,000 135,000	112,800 110,077	— —		— —	2,870 3,472

Richard J. Senior, Senior Vice President and General Manager	2004 2003	219,600 100,244	102,742 9,113	— —		90,513 90,513	17,568 8,020

(1)	The compensation amounts in this table represent compensation for Mr. Moore since June 11, 2003, the date on which he commenced employment with the Corporation as President and Chief Executive Officer. Mr. Moore earned a salary of $142,221 and a bonus of $71,111 from December 29, 2002 through June 10, 2003 as an employee of Mettis.

(2)	In accordance with the rules of the SEC, the other annual compensation disclosed in this table does not include various prerequisites and other personal benefits received by a named executive officer that does not exceed the lesser of $50,000 or 10% of such officers salaries and bonus disclosed in this table.

(3)	Includes $30,000 reimbursement for relocation expenses.

(4)	Represents our matching contributions under our 401(k) plans.

(5)	The compensation amounts in this table represent compensation for Mr. Hite since March 1, 2004, the date on which he commenced employment as Senior Vice President and Chief Financial Officer.

Option Grants

The following table sets forth information regarding options granted to each of our named executive officers during fiscal year 2004. Potential realizable value is based upon a per share price of $21.05, the last reported sales price of our common stock on December 31, 2004. These assumed 5% and 10% rats of appreciation comply with the rules of the SEC and do not represent the Corporation’s estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Corporation’s common stock. The outstanding options listed below may be exercised only upon the vesting of such options. These options vest ratably over a four year period as of the end of each of our fiscal years during that period and may be exercised only upon the vesting of such options. All options were granted at the fair market value of our common stock, as determined by the Board, on the date of grant.

Option Grants in Fiscal 2004

Individual Grants
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term
Name					5%	10%
Brian Moore	—	—	—	—	—	—
Fred Hite	72,140	100%	$4.83	March 1, 2014	2,026,933	3,290,660
Andrew Miclot	—	—	—	—	—	—
D. Darin Martin	—	—	—	—	—	—
D. Alec McPherson, Jr.	—	—	—	—	—	—

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Value

The following table shows information concerning the number and value of unexercised options held by each of the executive officers listed in the Summary Compensation Table at January 1, 2005. The fiscal year-end value of unexercised in-the-money options listed below has been calculated based upon a per share price of $21.05, the last reported sales price of the Corporation’s common stock on December 31, 2004, less the applicable exercise price per share, multiplied by the number of shares underlying such options. The Named Executives did not exercise any options during fiscal year 2004.

Aggregated Fiscal 2004 Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options		Value of Unexercised in- the-Money Options
			Exercisable	Unexercisable	Exercisable	Unexercisable
Brian Moore	—	—	159,240	159,240	$2,867,921	$2,867,921
Fred Hite	—	—	18,103	54,308	293,623	880,868
Andrew Miclot	—	—	13,034	13,034	234,742	234,742
D. Darin Martin	—	—	—	—	—	—
Richard J. Senior	—	—	45,257	45,257	815,070	815,070

Employment Agreements

In June 2003, the Corporation entered into an employment agreement with Brian Moore to serve as its President and Chief Executive Officer and a member of the board of directors until June 11, 2006, subject to a one year automatic renewal. Mr. Moore’s current annual salary is $320,000, subject to annual review and potential increase by Board. In addition, Mr. Moore is eligible to receive an annual cash bonus, based upon the satisfaction of certain performance criteria. Pursuant to a recent board of directors decision, this bonus may be up to 80% of his annual salary. Pursuant to the agreement, Mr. Moore was reimbursed for up to $30,000 of moving and related expenses in connection with his relocation to Warsaw, Indiana. If Mr. Moore’s employment is terminated by us without “cause”, or by Mr. Moore for “good reason” (as those terms are defined in his agreement) during the employment term, then Mr. Moore will be entitled to continue to receive his base salary for twelve months after the date of such termination. He will also be entitled to receive a pro rata portion of his performance bonus for the year in which such termination occurs. Mr. Moore has agreed not to compete with the Corporation during the term of his employment and for 24 months following termination.

In June 2003, the Corporation entered into an employment agreement with Richard J. Senior to serve as the managing director of Thornton Precision Components Ltd. for a continuous period, subject to twelve months prior notice of termination. Pursuant to his contract, Mr. Senior also serves as the Senior Vice President and General Manager, Europe of Symmetry Medical Inc. If Mr. Senior’s employment is terminated by the Corporation with less than twelve months prior notice, Mr. Senior is entitled to receive a payment equal to his base salary and benefits for 12 months, or the unexpired portion of the notice period, if less. Mr. Senior’s current salary is $218,400 per year, subject to annual review in April of each year. In addition, Mr. Senior is eligible to receive an annual cash bonus of up to 50% of his base salary, which amount will be determined by the Board. Mr. Senior has agreed not to compete with the Corporation during the term of his employment and for 6 months following termination.

In January 2004, the Corporation and Fred Hite signed an offer letter outlining the terms of employment for Mr. Hite as the Chief Financial Officer of the Corporation commencing on March 1, 2004. Mr. Hite’s current annual salary is $200,000, subject to annual review beginning in January 2005. In addition, Mr. Hite will receive an annual bonus, based upon the satisfaction of certain performance criteria, of up to 40% of his annual salary. If Mr. Hite’s employment terminates in the event of the sale of the Corporation, he will be entitled to continue to receive his base salary for 12 months after the date of such termination and he will be entitled to receive an average of 12 months bonus. Mr. Hite was granted 72,410 stock options at $4.83 per share under the 2003 Stock Option Plan. Pursuant to the terms of the offer letter, the benefits of these options are capped under certain circumstances.

Long Term Incentive Plans

No long-term incentive compensation awards were granted by the Corporation in 2004.

Effective March 21, 2005, the Corporation amended its 2004 Equity Incentive Plan to make certain technical amendments to make the plan compliant with Rule 409A of the Internal Revenue Code. On March 24, 2005, the Corporation amended its 2004 Employee Stock Purchase Plan to provide for certain technical amendments to the plan administration guidelines and to change the “offering periods” during which participants are granted options to purchase the Corporation’s common stock from 24 month periods to six month periods.

401(k) Plans

The Corporation sponsors two qualified employee savings and retirement plans, or 401(k) plans, that cover most of its employees who satisfy certain eligibility requirements relating to minimum age and length of service. Under the 401(k) plan, eligible employees may elect to contribute up to a maximum amount equal to 25% of their annual compensation up to a statutorily prescribed annual limit. The Corporation may also elect to make profit-sharing contributions and a matching contribution to the 401(k) plans in an amount equal to a discretional percentage of the employee contributions, subject to certain statutory limitations and vesting requirements. The Corporation announces annually the amount of funds which it will match. The Corporation’s expenses related to these plans amounted to approximately $0.9 million, $0.7 million and $0.5 million in fiscal years 2004, 2003 and 2002, respectively.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee is currently an officer or employee of our company. There is no interlocking relationship between any of our executive officers and compensation committee, on the one hand, and the executive officers and compensation committee of any other companies, on the other hand, nor has any such interlocking relationship existed in the past.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists the beneficial ownership of the Corporation’s common stock of the only persons known by the Corporation as of December 31, 2005, to beneficially own more than 5% of our Common Stock based upon statements on Schedule 13G filed by such persons with the Securities and Exchange Commission.

Date of 13G Report	Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
12/31/04	Olympus Partners Funds (1)	20,084,800	60.2%

(1)	Consists of: 19,897,975 shares beneficially owned by Olympus/Symmetry Holdings LLC, 157,958 shares beneficially owned by Olympus Growth Fund III, L.P., that are issuable upon exercise of currently exercisable warrants, 27,349 shares beneficially owned by Olympus Growth Co-Investment Fund III, L.P. that are issuable upon exercise of currently exercisable warrants, and 1,518 shares beneficially owned by Olympus Executive Fund that are issuable upon exercise of currently exercisable warrants. Mr. Robert S. Morris, the chairman of the Board, is the managing director of Olympus Partners, and, in such capacity, exercises voting and investment power with respect to the shares held by the Olympus entities and has a pecuniary interest in certain of those shares. Mr. James A. Conroy, a member of the Board, is a partner at Olympus Partners, and, as a result, has a pecuniary interest in certain of the shares held by the Olympus entities. Mr. Manu Bettegowda, a member of the Board, is a vice president at Olympus Partners, and, as a result, has a pecuniary interest in certain of the shares held by the Olympus entities. Each of Messrs. Morris, Conroy and Bettegowda disclaims beneficial ownership of the shares owned by these entities, except to the extent of his proportionate pecuniary interest therein. The address for Olympus Partners and the Olympus entities is Metro Center, One Station Place, Stamford, Connecticut, 06902.

Security Ownership of Management

The following table sets forth information known to the Corporation regarding beneficial ownership of the Corporation’s Common Stock, as of the Record Date, by each director and each of the executive officers identified in the Summary Compensation Table and by all of its directors and executive officers as a group (11 persons). Information in the table is derived from Securities and Exchange Commission filings made by such persons under Section 16(a) of the Securities Exchange Act of 1934, as amended and other information received by the Corporation.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
Brian Moore (2)	181,808	*
Fred Hite (3)	18,103	*
D. Darin Martin	109,419	*
Andrew Miclot (4)	137,010	*
Richard J. Senior (5)	56,540	*
Robert S. Morris (6)	20,084,800	60.2%
James A. Conroy (6)	20,084,800	60.2%
Manu Bettegowda (6)	20,084,800	60.2%
Frank Turner (7)	22,566	*
Francis T. Nuspickel	—	—
Stephen B. Oresman	—	—
All directors and executive officers as a group (11 persons)	20,610,244	61.3%

*	Less than one percent

(1)	Unless otherwise indicated and subject to community property laws where applicable, the individuals and entities named in the table above have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying options and warrants held by that individual or entity that are either currently exercisable or exercisable within 60 days from March 25, 2005 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity.

(2)	Includes 159,241 shares of Common Stock issuable upon exercise of currently exercisable options.

(3)	Consists of 18,103 shares of Common Stock issuable upon exercise of currently exercisable options.

(4)	Includes 13,034 shares of Common Stock issuable upon exercise of currently exercisable options.

(5)	Includes 45,257 shares of Common Stock issuable upon exercise of currently exercisable options.

(6)	Consists of: 19,897,975 shares beneficially owned by Olympus/Symmetry Holdings LLC, 157,958 shares beneficially owned by Olympus Growth Fund III, L.P., that are issuable upon exercise of currently exercisable warrants, 27,349 shares beneficially owned by Olympus Growth Co-Investment Fund III, L.P. that are issuable upon exercise of currently exercisable warrants, and 1,518 shares beneficially owned by Olympus Executive Fund that are issuable upon exercise of currently exercisable warrants. Mr. Robert S. Morris, the chairman of the Board, is the managing director of Olympus Partners, and, in such capacity, exercises voting and investment power with respect to the shares held by the Olympus entities and has a pecuniary interest in certain of those shares. Mr. James A. Conroy, a member of the Board, is a partner at Olympus Partners, and, as a result, has a pecuniary interest in certain of the shares held by the Olympus entities. Mr. Manu Bettegowda, a member of the Board, is a vice president at Olympus Partners, and, as a result, has a pecuniary interest in certain of the shares held by the Olympus entities. Each of Messrs. Morris, Conroy and Bettegowda disclaims beneficial ownership of the shares owned by these entities, except to the extent of his proportionate pecuniary interest therein.

(7)	Consists of 22,566 shares beneficially owned by Potenza Enterprises Ltd. Mr. Turner is the chairman of Potenza Enterprises Ltd.

The following table sets forth information about the Corporation’s common stock that may be issued upon exercise of options, and rights associated with any such option exercises, under all of the Corporation’s equity compensation plans as of January 1, 2005, including the 2002 Stock Option Plan, 2003 Stock Option Plan, 2004 Employee Stock Purchase Plan and the 2004 Equity Incentive Plan. Each of the plans was approved by the Corporation’s stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reported in column one)
Equity compensation plans approved by stockholders	830,955	$3.02	2,301,860
Equity compensation plans not approved by stockholders	—	—	—

Total	830,955	$3.02	2,301,860

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Repurchase of Preferred Stock, Subordinated Debt and Preferred Stock Warrants

The Corporation used approximately $23.3 million of the net proceeds from the initial public offering of its Common Stock, completed on December 8, 2004, to fund the repurchase of a portion of the Corporation’s then outstanding preferred stock and warrants to purchase preferred stock. The following table sets forth the number of shares of preferred stock and warrants to purchase preferred stock that were repurchased from certain of our directors, executive officers and security holders who, at that time, beneficially owned more than five percent of any class of the Corporation’s voting securities.

Name	Aggregate Number of Shares of Preferred Stock and Warrants to Purchase Preferred Stock	Aggregate Purchase Price
Mettis Group Limited	1,883.04	$2,088,143
Olympus/Symmetry Holdings LLC	15,389.15	$18,877,935
Olympus Growth Fund III, L.P.	120.01	$133,076
Olympus Growth Co-Investment Fund III, L.P.	20.78	$23,041
Olympus Executive Fund	1.15	$1,279
Windjammer Mezzanine & Equity Fund II, L.P.	982.52	$1,089,539
Brian Moore	18.83	$20,728
Andrew Miclot	35.15	$47,263
D. Darin Martin	24.77	$33,063
Richard J. Senior	9.42	$10,364
Potenza Enterprises (owned by Frank Turner, a Director)	18.83	$20,728

The per share purchase price for each share of preferred stock or warrant to purchase preferred stock repurchased by the Corporation was equal to the liquidation value of the preferred stock of $1,000 per share plus all accumulated and unpaid dividends through the repurchase date minus, in the case of the preferred stock warrants, the exercise price thereof of $.01 per share. All of the shares of the preferred stock repurchased by the Corporation were initially sold to the holders thereof at a price of $1,000 per share and all preferred stock warrants were issued in connection with our sale of our 12.0% senior subordinated notes. See “—Issuances of Common Stock and Preferred Stock” and “Sale of Senior Subordinated Notes and Warrants” below.

All of the shares of preferred stock and preferred stock warrants not repurchased were converted into shares of Common Stock or warrants to purchase Common Stock prior to the completion of the initial public offering. Each share of preferred stock not repurchased was converted into that number of shares of Common Stock determined by dividing its liquidation value of $1,000 per share plus all accumulated and unpaid dividends through the conversion date by $12.75, which represents 85% of the initial public offering price.

In addition, the Corporation used approximately $36.4 million of the net proceeds from the initial public offering to repurchase all of its outstanding senior subordinated notes, bearing interest at 12% per annum, including an aggregate of $8.0 million of senior subordinated notes held by Olympus Growth Fund III, L.P., Olympus Growth Co-Investment Fund III, L.P. and Olympus Executive Fund. The senior subordinated notes and warrants to purchase an aggregate of 585,377 shares Common Stock at a purchase price of $0.01 per share and warrants to purchase an aggregate of 3,530 shares of preferred stock at a purchase price of $0.01 per share were issued on June 11, 2003 in connection with the borrowing by the Corporation of an aggregate of $36 million. The proceeds from that borrowing were used to fund a portion of the purchase price for Mettis UK Limited.

In the aggregate, Olympus and its affiliates received approximately $27.0 million of the net proceeds from the initial public offering.

Transaction Fee Agreement

Pursuant to the terms of an amended and restated transaction fee agreement, dated June 11, 2003, Olympus Advisory Partners, Inc. agreed to provide financial and management consulting services to the Corporation. This transaction fee agreement was for an initial term of five years, automatically renewable after five years on a year-to-year basis unless either party gives 30 days’ prior written notice to the other party of its intent to terminate the agreement. The Corporation has paid Olympus Advisory Partners approximately $375,000, $375,000 and $250,000 for services rendered under this agreement in fiscal years 2004, 2003 and 2003, respectively. In connection with the initial public offering, the Corporation and Olympus Advisory Partners terminated this agreement.

In addition, Olympus Advisory Partners, Inc. received a fee, including expense reimbursement, upon consummation of the Corporation’s acquisition of Mettis UK Limited in June, 2003, of approximately $1.64 million for services provided in structuring, negotiating and financing that transaction.

Stockholders Agreement

The agreement provides that the holders of a majority of the Corporation’s stock held by the stockholders party to the agreement may request, at any time, an unlimited number of registrations of all or any portion of their stock on Form S-1 or any similar long-form registration statement or, if available, an unlimited number of registrations of all or any portion of their stock on Form S-2 or S-3 or any similar short-form registration statement, each at the Corporation’s expense. The agreement also grants to the parties thereto piggyback registration rights with respect to all registrations by the Corporation and the Corporation will pay all expenses related to such piggyback registrations. Pursuant to an amendment to this agreement executed in connection with the initial public offering, the piggyback registration rights were not applicable to the offering of shares in the initial public offering. The agreement also restricts the rights of holders of shares to make a public sale or distribution of such shares for the seven days prior to and the 180 day period beginning on the effective date of any initial public offering, or, in certain circumstances, piggyback registration, unless the underwriters of such offering otherwise agree. The agreement also provides that a representative of Windjammer Mezzanine & Equity Fund II, L.P. has the right to attend all board meetings as an observer and has the right to inspect the books, records and facilities of the Corporation.

Certain provisions, including those providing for standard drag-along and tag-along rights, restrictions on the transfer of stock, participation rights, management stockholder repurchase rights and pre-emptive rights and certain drag-along rights, terminated in accordance with the terms of the agreement upon the completion of the initial public offering.

Financial Advisory Fee

The Corporation agreed to pay $2.0 million to Olympus Advisory Partners, Inc. as compensation for financial advisory services rendered by Olympus Advisory Partners, Inc. to the Corporation in connection with the initial public offering. Such financial advisory services included extensive analysis of the offering as compared to other strategic alternatives, evaluation and selection of the managing underwriters for the offering, structuring advice as to the proposed terms of the offering, assistance in the preparation of the offering-related documentation and assistance in the structuring, preparation and negotiation of the terms of the new senior credit facility.

Other Related-Party Transactions

During fiscal 2004, the Corporation purchased contract manufacturing services totaling approximately $1,034 thousand from ADS Precision Limited, a company controlled by a relative of Mr. Richard J. Senior, a Senior Vice President and General Manager of our European Operations. The Corporation maintains an ongoing relationship with this vendor and believes all transactions have been executed on an arms-length basis. As of January 1, 2005, the Corporation had accounts payable to ADS Precision Limited of approximately $368 thousand.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following is a summary of the fees billed to the Corporation by Ernst & Young LLP for professional services rendered for fiscal years 2004 and 2003:

	Fiscal Year
Fee Category (thousands)	2004	2003
Audit Fees	$1,462	$417
Audit-Related Fees	—	—
Tax Fees	304	140
All Other Fees	—	—

Total Fees	$1,786	$479

Audit Fees: Consists of fees billed for professional services rendered for the audit of Symmetry Medical Inc.’s consolidated financial statements and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

Tax Fees are principally comprised of fees for services provided in connection with worldwide tax planning and compliance services, expatriate tax services, and assistance with tax audits and appeals.

Audit Committee Pre-Approval Policies

Pursuant to its written charter, the Audit Committee, is responsible for approving in advance all audit and permitted non-audit services to be performed for the Corporation by its independent auditors. In connection with this responsibility, the Audit Committee has established a policy to approve in advance all audit and permissible non-audit services provided by the Corporation’s independent auditor. Pursuant to this policy each year the audit committee pre approves certain services and fee estimates, expected to be rendered during that year for each of the four categories of services outlined in the table above. The policy requires management to inform the Audit Committee of each service performed by the independent auditor pursuant to the policy. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original advance approval. In those instances, the Audit Committee requires specific approval in advance before engaging the independent auditor. The Audit Committee may delegate authority to make advance approval to one or more of its members, who are independent directors, and has delegated such authority to each of its members. The member or members to whom such authority is delegated must report, for information purposes only, any such approval decisions to the Audit Committee at its next scheduled meeting. The Corporation did not have an audit committee until December 9, 2004. Prior to such time, the Corporation’s board of directors approved the services performed by the Corporation’s independent auditor.

Audit Committee Report

The Audit Committee of the Board of Directors has reviewed and discussed the audited financial statements with management, which has represented that the financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Committee discussed with management the quality and acceptability of the accounting principles employed including all critical accounting policies used in the preparation of the financial statements and related notes, the reasonableness of judgments made, and the clarity of the disclosures included in the statements.

The Committee also reviewed the consolidated financial statements of the Corporation for 2004 with Ernst & Young LLP, the Corporations independent auditors for 2004, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States. The Committee has discussed with Ernst & Young LLP, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees.

The Committee has received the written disclosures and the letter from Ernst & Young LLP required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees) and has discussed with Ernst & Young LLP its independence and has considered whether the provision of non-audit services by Ernst & Young LLP to the Corporation is compatible with maintaining Ernst & Young LLP’s independence.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2005 for filing with the Securities and Exchange Commission. The Committee has selected Ernst & Young LLP as the Corporation’s independent auditor for 2005.

This report is submitted by the members of the Audit Committee:

Frank Turner

Stephen B. Oresman

Francis T. Nusspickel

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. and 2. See Part II, Item 8. Financial Statements and Supplementary Data for an index of the Corporation’s consolidated financial statements and supplementary data schedule.

Exhibit Number	3. Exhibits (Reg. S-K, Item 601)

1.1	Underwriting Agreement dated as of December 8, 2004 between Symmetry Medical Inc. and Bank of America Securities LLC and Credit Suisse First Boston LLC, as representatives of the underwriters set forth in Schedule A thereto. (incorporated by reference to Exhibit 1.1 of Symmetry Medical Inc.’s Registration Statement on Form S-1 (Reg. No. 333-116038), as amended, which became effective on December 8, 2004 (the “Registration Statement”).

3.1	Restated Certificate of Incorporation of Symmetry Medical Inc. (incorporated by reference to Exhibit 3.2 of the Registration Statement).

3.2	Amended and Restated By-Laws of Symmetry Medical Inc., as amended through March 24, 2005. **

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement).

10.1	Form of Common Stock Purchase Warrant of Symmetry Medical Inc. (incorporated by reference to Exhibit 10.2 of the Registration Statement).

10.2	Credit Agreement, dated as of December 14, 2004, by and among Symmetry Medical Inc., Wachovia Bank, National Association as administrative agent and several financial institutions named therein as lenders. **

10.3	Stockholders Agreement, dated as of October 18, 2000, by and among Symmetry Medical Inc., Olympus/Symmetry Holdings LLC, each of the management stockholders named therein and each management employee who at any time acquires securities of the Company (incorporated by reference to Exhibit 10.6 of the Registration Statement).

10.4	Amendment to Stockholders Agreement, dated as of June 11, 2003, by Symmetry Medical Inc. and Olympus/Symmetry Holdings LLC (incorporated by reference to Exhibit 10.7 of the Registration Statement).

10.5	Joinder to Stockholders Agreement, dated as of June 11, 2003, by and among Mettis Group Limited, Symmetry Medical Inc. and Olympus/Symmetry Holdings LLC (incorporated by reference to Exhibit 10.8 of the Registration Statement).

10.6	Form of Joinder and Amendment to Stockholders Agreement, dated as of June 11, 2003, by and among Symmetry Medical Inc. and each of the stockholders party thereto (incorporated by reference to Exhibit 10.9 of the Registration Statement).

10.7	Amendment to Stockholders Agreement dated as of August 3, 2004, by and among Symmetry Medical Inc. and each of the Stockholders party thereto. **

10.8	Symmetry Medical Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.10 of the Registration Statement). *

10.9	Form of Nonqualified Stock Option Agreement issued under 2002 Stock Option Plan (incorporated by reference to Exhibit 10.11 of the Registration Statement). *

10.10	Symmetry Medical Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.12 of the Registration Statement). *

Exhibit Number	3. Exhibits (Reg. S-K, Item 601)

10.11	Form of Nonqualified Stock Option Agreement issued under 2003 Stock Option Plan (incorporated by reference to Exhibit 10.13 of the Registration Statement). *

10.12	Symmetry Medical Inc. Amended and Restated 2004 Equity Incentive Plan. **

10.13	Symmetry Medical Inc. Amended and Restated 2004 Employee Stock Purchase Plan. **

10.14	Amendment to Symmetry Medical Inc. 2004 Employee Stock Purchase Plan.

10.15	Employment Agreement, dated as of June 11, 2003, by and between Symmetry Medical Inc. and Brian Moore (incorporated by reference to Exhibit 10.16 of the Registration Statement). *

10.16	Employment Agreement, dated as of January 6, 2004, by and between Symmetry Medical Inc. and Fred Hite (incorporated by reference to Exhibit 10.17 of the Registration Statement). *

10.17	Employment Agreement, dated as of June 5, 2003, by and between Thornton Precision Components Ltd. and Richard J. Senior (incorporated by reference to Exhibit 10.18 of the Registration Statement). *

21	Subsidiaries **

24	Power of Attorney **

31.1	Rule 13a—14(a) Certifications of Symmetry Medical Inc.’s Chief Executive Officer **

31.2	Rule 13a—14(a) Certifications of Symmetry Medical Inc.’s Chief Financial Officer **

32.1	Section 1350 Certifications of Symmetry Medical Inc.’s Chief Executive Officer **

32.2	Section 1350 Certifications of Symmetry Medical Inc.’s Chief Financial Officer **

*	Management Contract of compensatory plan or arrangement required to be filed and an exhibit pursuant to Item 15 of Form 10-K.

**	Filed or furnished herewith.

Index to Exhibits Filed or Furnished

with the Annual Report on Form 10-K

for the year ended January 1, 2005

Exhibit

3.2	Amended and Restated By-Laws of Symmetry Medical Inc., as amended through March 24, 2005.

10.2	Credit Agreement, dated as of December 14, 2004, by and among Symmetry Medical Inc., Wachovia Bank, National Association as administrative agent and several financial institutions named therein as lenders.

10.7	Amendment to Stockholders Agreement dated as of August 3, 2004, by and among Symmetry Medical Inc. and each of the Stockholders party thereto.

10.12	Symmetry Medical Inc. Amended and Restated 2004 Equity Incentive Plan.

10.13	Symmetry Medical Inc. Amended and Restated 2004 Employee Stock Purchase Plan.

10.14	Amendment to Symmetry Medical Inc. 2004 Employee Stock Purchase Plan.

21	Subsidiaries

24	Power of Attorney

31.1	Rule 13a—14(a) Certifications of Symmetry Medical Inc.’s Chief Executive Officer

31.2	Rule 13a—14(a) Certifications of Symmetry Medical Inc.’s Chief Financial Officer

32.1	Section 1350 Certifications of Symmetry Medical Inc.’s Chief Executive Officer

32.2	Section 1350 Certifications of Symmetry Medical Inc.’s Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRY MEDICAL INC.

March 25, 2005	By:	/s/ BRIAN MOORE
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ BRIAN MOORE		March 25, 2005
Chief Executive Officer and President
(Principal Executive Officer)

/s/ FRED HITE		March 25, 2005
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

ROBERT S. MORRIS, JAMES A. CONROY,	)	By:	/s/ BRIAN MOORE
MANU BETTEGOWDA, FRANK TURNER,	)		Brian Moore
STEPHEN B. ORESMAN, FRANCIS T.	)		Attorney-in-fact
NUSSPICKEL	)		Pursuant to Power of Attorney
Directors	)		(Exhibit 24 hereto)
	)		March 25, 2005