Form 10-Q
period 2005-04-02
Symmetry Medical Inc.
filed 2005-05-13
CIK 1292055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-116038

Symmetry Medical Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-1996126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 W. Market Street, Warsaw, Indiana	46580
(Address of principal executive offices)	(Zip code)

Registrants telephone number, including area code (574) 268-2252

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of April 2, 2005, was 33,186,058.

Symmetry Medical Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Share Data)

	April 2, 2005	January 1, 2005
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$2,704	$4,849
Accounts receivables, net	46,406	39,640
Inventories	35,333	34,083
Refundable income taxes	101	2,578
Deferred income taxes	2,106	2,036
Other current assets	5,190	5,635

Total current assets	91,840	88,821
Property and equipment, net	77,230	71,854
Interest rate swap valuation asset	782	486
Goodwill	126,689	127,369
Intangible assets, net of accumulation amortization	17,099	17,327
Other assets	963	1,011

Total Assets	$314,603	$306,868

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$17,952	$17,908
Accrued wages and benefits	8,501	9,384
Other accrued expenses	3,690	3,012
Income tax payable	2,369	2,008
Revolving line of credit	4,904	1,204
Current portion of capital lease obligations	3,499	3,572
Current portion of long-term debt	1,315	879

Total current liabilities	42,230	37,967
Deferred income taxes	9,603	9,547
Capital lease obligations, less current portion	10,285	11,709
Long-term debt, less current portion	30,188	31,500

Total Liabilities	92,306	90,723

Commitments and contingencies (Note 9)	—	—

Shareholders’ Equity:
Common Stock, $.0001 par value; 72,410,000 shares authorized; shares issued (April 2, 2005—33,186,058; January 1, 2005—33,174,056)	3	3
Additional paid-in capital	255,572	255,509
Retained earnings (deficit)	(41,513)	(49,178)
Accumulated other comprehensive income	8,235	9,811

Total Shareholders’ Equity	222,297	216,145

Total Liabilities and Shareholders Equity	$314,603	$306,868

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	April 2, 2005	April 3, 2004
	(unaudited)	(unaudited)
Revenue	$63,760	$45,838
Cost of Revenue	44,373	33,255

Gross Profit	19,387	12,583
Selling, general, and administrative expenses	6,948	5,495

Operating Income	12,439	7,088
Other (income) expense:
Interest expense	939	3,539
Interest rate swap valuation	(296)	371
Other	202	(185)

Income before income taxes	11,594	3,363
Income tax expense	3,930	1,153

Net income	7,664	2,210
Preferred stock dividends	—	(2,316)

Net income (loss) applicable to common shareholders	$7,664	$(106)

Net income (loss) applicable to common shareholders per share:
Basic	$0.23	$(0.01)

Diluted	$0.22	$(0.01)

Weighted average common shares and equivalent shares outstanding:
Basic	33,174,979	15,761,970
Diluted	34,115,708	15,761,970

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended
	April 2, 2005	April 3, 2004
	(unaudited)	(unaudited)
Operating activities
Net Income	$7,664	$2,210
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,003	2,530
Amortization	153	152
(Gain) loss from sale of assets	1	18
Deferred income tax provision	—	(32)
Interest rate swap valuation change	(296)	371
Change in operating assets and liabilities:
Accounts receivable	(7,306)	(4,929)
Other assets	414	(691)
Inventories	(1,543)	(2,855)
Accounts payable	336	2,665
Accrued expenses and other	2,957	703

Net cash provided by operating activities	5,383	142

Investing activities

Purchases of property and equipment	(8,933)	(4,347)

Net cash used in investing activities	(8,933)	(4,347)

Financing activities
Proceeds from bank revolver	5,643	9,479
Payments on bank revolver	(1,864)	(4,995)
Payments on long-term debt and capital lease obligations	(2,305)	(1,645)

Net cash provided by financing activities	1,474	2,839
Effect of exchange rate changes on cash	(69)	25

Net decrease in cash and cash equivalents	(2,145)	(1,341)
Cash and cash equivalents at beginning of year	4,849	2,348

Cash and cash equivalents at end of year	$2,704	$1,007

Supplemental disclosures
Cash paid for interest	$610	$3,197

Cash paid for income taxes	$563	$41

Assets acquired under capital leases	$—	$1,085

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Notes to Condensed Consolidated Financial Statements

(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Symmetry Medical, Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), Symmetry Medical USA Inc., Jet Engineering, Inc., Ultrexx, Inc., Othy Limited, Poly-Vac S.A. and Mettis (UK) Limited, including its wholly-owned subsidiary, Thornton Precision Components Limited. The Corporation is a global supplier of integrated products and services consisting primarily of surgical implants, instruments and cases to orthopedic and other medical device companies.

The condensed consolidated financial statements of the Corporation have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations and cash flows. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on our results of operations or financial position.

The Corporation’s year end is the 52 or 53 week period ending the Saturday closest to December 31. Fiscal year 2005 and 2004 are 52 week years. As such, quarters are 13 weeks long ending the Saturday closest to March 31, June 30, or September 30. References in these consolidated financial statements to the three months ended refer to these financial periods, respectively.

2. Inventories

Inventories consist of the following:

	April 2, 2005	January 1, 2005
Raw material and supplies	$5,489	$6,012
Work-in-process	19,306	20,561
Finished goods	10,538	7,510

	$35,333	$34,083

3. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	April 2, 2005	January 1, 2005
Land	$1,327	$1,337
Buildings and improvements (20 to 40 years)	22,380	22,117
Machinery and equipment (5 to 15 years)	76,700	74,064
Office equipment (3 to 5 years)	5,494	5,307
Construction-in-progress	8,314	4,170

	114,215	106,995
Less accumulated depreciation	36,985	35,141

	$77,230	$71,854

4. Intangible Assets

Intangible assets subject to amortization consist of technology and customer related intangible assets acquired in connection with our acquisition of Mettis (UK) Limited on June 11, 2003. These assets ($13,286 at April 2, 2005 and $13,482 at January 1, 2005) are being amortized using the straight-line method over 9 to 25 years. The Corporation has $3,813 and $3,845 of indefinite lived intangible assets at April 2, 2005 and January 1, 2005, respectively.

5. New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) is effective for fiscal years beginning after July 1, 2005. We expect to adopt Statement 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

As permitted by Statement 123, the Corporation currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Corporation’s results of operations, although it will have no impact on its overall financial position. The total impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Corporation adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 6 to the condensed consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

6. Stock-Based Compensation

The Corporation has elected to follow APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and; accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. However, SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, requires pro forma presentation as if compensation costs had been expensed under the fair value method of SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the vesting period.

The following table illustrates the effect on net income as if compensation expense had been recognized for the years ended:

	April 2, 2005	April 3, 2004
Reported net income	$7,664	$2,210
Pro forma stock-based compensation expense (net of tax)	(46)	(69)
Stock-based employee compensation recorded (net of tax)	4	—

Adjusted net income	$7,622	$2,141

Basic net income (loss) per share applicable to common:
Reported net income (loss) per share	$0.23	$(0.01)
Stock-based compensation expense (net of tax) per share	(0.00)	(0.00)

Adjusted net income (loss) per share	$0.23	$(0.01)

Diluted net income (loss) per share applicable to common:
Reported net income (loss) per share	$0.22	$(0.01)
Stock-based compensation expense (net of tax) per share	(0.00)	(0.00)

Adjusted net income (loss) per share	$0.22	$(0.01)

7. Segment Reporting

The Corporation primarily designs, develops and manufactures implants and related surgical instruments and cases for orthopedic device companies and companies in other medical device markets such as dental, osteobiologic and endoscopy. The Corporation also has a special services business serving primarily aerospace customers, which does not meet the quantitative disclosure requirements of SFAS 131. The Corporation manages its business and operates in a single reportable business segment. Because of the similar economic characteristics of the operations, including the nature of the products, comparable level of FDA regulations, same or similar customers, those operations have been aggregated following the provisions of SFAS 131 for segment reporting purposes.

The Corporation is a multi-national corporation with operations in the United States, the United Kingdom and France. As a result, the Corporation’s financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. While exposure to variability in foreign currency exists, the Corporation does not believe it is significant to its operations and any variability is somewhat offset through the location of its manufacturing facilities. Revenue is attributed to geographic locations based on the location to which we ship our products.

Revenue From External Customers:

	April 2, 2005	April 3, 2004
United States	$41,981	$31,499
Ireland	8,317	3,871
United Kingdom	6,670	5,827
Other foreign countries	6,792	4,641

Total Net Revenues	$63,760	$45,838

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. The Corporation’s revenue includes revenue from customers of the Corporation which individually account for 10% or more of revenue as follows:

Quarter ended April 2, 2005 – Three customers representing approximately 29%, 14% and 14% of revenue, respectively.

Quarter ended April 3, 2004 – Four customers representing approximately 22%, 15%, 14% and 12% of revenue, respectively.

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenue of the specialty services business is included in the “other” category.

	April 2, 2005	April 3, 2004
Implants	$22,957	$17,011
Instruments	23,350	14,725
Cases	13,844	10,558
Other	3,609	3,544

Total Revenue	$63,760	$45,838

8. Net Income (Loss) Per Share

The following table sets forth the computation of earnings per share.

	April 2, 2005	April 3, 2004
Net income	$7,664	$2,210
Preferred stock dividends	—	(2,316)

Net income (loss) available to common shareholders	$7,664	$(106)

Weighted-average common shares outstanding—basic	33,174,979	15,761,970
Effect of stock options and warrants	940,729	—

Weighted-average common shares outstanding and assumed conversions	34,115,708	15,761,970

Net income (loss) per share available to common shareholders:
Basic	$0.23	$(0.01)

Diluted	$0.22	$(0.01)

9. Commitments and Contingencies

The Corporation is involved, from time to time, in various contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to its business. Currently, there is no environmental or other litigation pending or, to the knowledge of the Corporation, threatened, that the Corporation expects to have a material adverse affect on its financial condition, results of operations or liquidity. While litigation is subject to uncertainties and the outcome of litigated matters is not predictable with assurance, the Corporation currently believes that the disposition of all pending or, to the knowledge of the Corporation threatened, claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Corporation’s consolidated and combined financial condition, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

The Corporation offers its customers Total Solutions™ for complete implant systems—implants, instruments and cases. While the Corporation’s revenue to date has been derived primarily from the sale of implants, instruments and cases separately, or instruments and cases together, its ability to provide Total Solutions for complete implant systems has already proven to be attractive to its customers and the Corporation expects this capability will provide it with growth opportunities. In addition, the Corporation expects that its Total Solutions capability will increase the relative percentage of value added products that it supplies to its customers.

The Corporation’s 2004 Annual Report on Form 10-K provides additional information about the Corporation’s business, operations and financial condition.

Results of Operations

First Quarter 2005 Compared to First Quarter 2004

Revenue. Revenue increased $17.9 million, or 39.1%, to $63.8 million in the first quarter of fiscal 2005 from $45.8 million in the first quarter of fiscal 2004. Revenue for each of the Corporation’s principal product categories in these periods was as follows:

Product Category	Three Months Ended
	April 2, 2005	April 3, 2004
	(in millions)
Implants	$23.0	$17.0
Instruments	23.4	14.7
Cases	13.8	10.6
Non-healthcare and other	3.6	3.5

Total	$63.8	$45.8

The $17.9 million increase in revenue resulted from increased implant, instrument, case, and non-healthcare/other sales of $5.9 million, $8.6 million, $3.3 million, and $0.1 million, respectively, as a result of increased demand from customers due primarily to continued industry growth, their launches of new systems and an increase in the Corporation’s market share.

Gross Profit. Gross profit increased $6.8 million, or 54.1%, to $19.4 million in the first quarter of fiscal 2005 from $12.6 million in the first quarter of fiscal 2004. This increase in gross profit resulted from increased revenues and improved leveraging of fixed costs. As a percentage of revenue, gross profit was 30.4% in the first quarter of fiscal 2005 compared to 27.5% in the first quarter of fiscal 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.5 million, or 26.4%, to $6.9 million in the first quarter of fiscal 2005 from $5.5 million in the first quarter of fiscal 2004. This increase in expenses primarily resulted from increases in costs associated with the increase in revenue. As a percentage of revenue, selling, general and administrative expenses declined to 10.9% of revenue in the first quarter of fiscal 2005 from 12.0% of revenue in the first quarter of fiscal 2004. This 1.1% decrease as a percentage of revenue was attributable to controlled spending combined with a 39.1% increase in revenue.

Interest Expense. Interest expense decreased $2.6 million, or 73.5%, to $0.9 million in the first quarter of fiscal 2005 from $3.5 million in the first quarter of fiscal 2004. This decrease primarily reflects the decrease in senior and subordinated debt that resulted from the proceeds of the Corporation’s initial public offering of its common stock in the fourth quarter of 2004.

Provision for Income Taxes. The Corporation’s effective tax rate was 33.9% in the first quarter of fiscal 2005 as compared to 34.3% in the first quarter of fiscal 2004. The decrease was primarily due to tax rate differentials in certain jurisdictions. Provision for income taxes increased by $2.8 million, or 240.8%, to $3.9 million in the first quarter of fiscal 2005 from $1.2 million in the first quarter of fiscal 2004, due primarily to higher pre-tax earnings.

Preferred Stock Dividends. There were no preferred stock dividends in the first quarter of fiscal 2005 as compared to preferred stock dividends of $2.3 million in the first quarter of fiscal 2004. This was due to the repurchase or reclassification as common stock of all of the Corporation’s outstanding preferred stock in the fourth quarter of fiscal 2004 in connection with the Corporation’s initial public offering.

Liquidity and Capital Resources

The Corporation’s principal source of cash in the first quarter of fiscal 2005 was primarily cash generated from operations and borrowings under the Corporation’s revolving credit facility. Principal uses of cash in the first quarter of fiscal 2005 included the financing of working capital, capital expenditures and debt service. The Corporation expects that its principal uses of cash in the future will be to finance working capital, capital expenditures and to service debt.

The Corporation generated cash from operations of $5.4 million in the first quarter of fiscal 2005 compared to $0.1 million in the first quarter of fiscal 2004. This increase is primarily the result of a $5.3 million increase in net income, adjusted for non-cash items, including depreciation expense, deferred income tax provision and the interest rate swap valuation. Working capital increased $5.1 million in the first quarter of fiscal 2005, consistent with the $5.1 million increase in the first quarter of fiscal 2004. Increases in working capital are in line with the Corporation’s quarter over quarter growth in revenue.

Capital Expenditures

Capital expenditures totaled $8.9 million in the first quarter of fiscal 2005, compared to $4.3 million in the first quarter of fiscal 2004, and were primarily used to expand and enhance production capacity in most of the Corporation’s manufacturing facilities.

Debt and Credit Facilities

In connection with the Corporation’s initial public offering of its common stock in the fourth quarter of fiscal 2004, it entered into a $75.0 million senior secured credit facility, consisting of a $35.0 million five-year term loan and a $40.0 million five-year revolving credit facility.

As of April 2, 2005, the Corporation had an aggregate of $50.2 million of outstanding indebtedness, which consisted of the following:

•	$4.9 million of revolving credit borrowings and an aggregate of $31.5 million of term loan borrowings under its senior credit facility; and

•	$13.8 million of capital lease obligations.

The Corporation’s senior credit agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. The Corporation was in compliance with its financial and restrictive covenants under the senior credit facility as of April 2, 2005.

The Corporation believes that cash flow from operating activities and borrowings under its senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months. The Corporation regularly reviews acquisitions and other strategic opportunities, which may require additional debt or equity financing. The Corporation currently does not have any pending agreements to consummate any acquisition or other strategic opportunity.

Off-Balance Sheet Arrangements

The Corporation’s off-balance sheet arrangements include the Corporation’s operating leases and letters of credit. There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005. The Corporation had no letters of credit outstanding as of April 2, 2005.

Environmental

There have been no material changes from the information provided in the Corporation’s Annual Report on Form 10-K for the year ended January 1, 2005.

Critical Accounting Policies and Estimates

The preparation of the Corporation’s financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Corporation’s Annual Report on Form 10-K for the year ended January 1, 2005 includes a summary of the critical accounting policies the Corporation believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Corporation’s reported amounts of assets, liabilities, revenues or expenses during the first quarter of fiscal 2005.

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by the Corporation do not relate strictly to historical or current facts. As such they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “could,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. Factors that could cause the Corporation’s actual results to differ materially from the expectations expressed in our forward-looking statements include, but are not limited to, the following: changes in general economic conditions in the United States and Europe; our ability to retain existing customers and attract new customers; the competitive nature of the orthopedic device market; the pursuit of strategic acquisitions or encountering unforeseen difficulties in integrating acquisitions; the degree to which we are leveraged and our significant debt service obligations; the impact of work stoppages and other labor matters; general economic or business conditions affecting the orthopedic device market being less favorable than expected; our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis; the unpredictability of intellectual property protection and maintenance and other intellectual property issues; any future changes in management or loss of key personnel; unforeseen problems associated with international sales and operations, including gains and losses from foreign currency exchange; product liability lawsuits brought against us or our customers; implementation of or changes in laws, regulations or policies that could negatively affect the orthopedic device market; and other uncertainties and factors discussed elsewhere in this Quarterly Report on Form 10-Q and in the Corporation’s other filings with the Securities and Exchange Commission.

Forward-looking statements relate only to events as of the date on which the statements are made. Except as required by law, the Corporation’s undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, even if new information becomes available in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Corporation’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Corporation’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), have concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q, the Corporation’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting.

There was no change in the Corporation’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Corporation is involved in various disputes and litigation matters that arise in the ordinary course of business. While litigation is subject to uncertainties and the outcome of litigated matters is not predictable with assurance, the Corporation is not aware of any legal proceedings pending or threatened against it that it expects to have a material adverse affect on its financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 21, 2005, the Corporation issued 7,002 shares of its common stock to a consultant of the Corporation following the exercise of options granted to the consultant under the Corporation’s 2002 Stock Option Plan. The aggregate exercise price paid to the Corporation by the consultant was $1,934.00, and this sale was made pursuant to the exemption from registration under the Securities Act of 1933 set forth in Rule 701.

ITEM 6. EXHIBITS

10.1	Symmetry Medical Inc. Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Corporation’s 2004 Annual Report on Form 10-K, filed March 25, 2005).

10.2	Symmetry Medical Inc. Amended and Restated 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 to the Corporation’s 2004 Annual Report on Form 10-K, filed March 25, 2005).

10.3	Amendment to Symmetry Medical Inc. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Corporation’s 2004 Annual Report on Form 10-K, filed March 25, 2005).

31.1	Rule 13a - 14(a) Certifications of Symmetry Medical Inc.’s Chief Executive Officer

31.2	Rule 13a - 14(a) Certifications of Symmetry Medical Inc.’s Chief Financial Officer

32.1	Section 1350 Certifications of Symmetry Medical Inc.’s Chief Executive Officer

32.2	Section 1350 Certifications of Symmetry Medical Inc.’s Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMMETRY MEDICAL INC.

By	/s/ Brian Moore
Brian Moore,
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Fred Hite
Fred Hite,
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

May 13, 2005