Form 10-Q
period 2005-07-02
Symmetry Medical Inc.
filed 2005-08-05
CIK 1292055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32374

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of July 2, 2005, was 33,416,131.

Symmetry Medical Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	July 2, 2005	January 1, 2005
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$7,099	$4,849
Accounts receivables, net	43,347	39,640
Inventories	32,476	34,083
Refundable income taxes	20	2,578
Deferred income taxes	2,106	2,036
Other current assets	3,541	5,635

Total current assets	88,589	88,821
Property and equipment, net	84,203	71,854
Interest rate swap valuation asset	593	486
Goodwill	125,248	127,369
Intangible assets, net of accumulated amortization	16,731	17,327
Other assets	947	1,011

Total Assets	$316,311	$306,868

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$18,023	$17,908
Accrued wages and benefits	9,024	9,384
Other accrued expenses	2,601	3,012
Income tax payable	2,093	2,008
Revolving line of credit	5,003	1,204
Current portion of capital lease obligations	3,344	3,572
Current portion of long-term debt	1,313	879

Total current liabilities	41,401	37,967
Deferred income taxes	9,560	9,547
Capital lease obligations, less current portion	9,358	11,709
Long-term debt, less current portion	28,875	31,500

Total Liabilities	89,194	90,723

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued (July 2, 2005—33,416; January 1, 2005—33,174)	3	3
Additional paid-in capital	256,239	255,509
Retained earnings (deficit)	(32,894)	(49,178)
Accumulated other comprehensive income	3,769	9,811

Total Shareholders’ Equity	227,117	216,145

Total Liabilities and Shareholders’ Equity	$316,311	$306,868

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$70,177	$53,089	$133,937	$98,927
Cost of Revenue	48,735	37,022	93,108	70,277

Gross Profit	21,442	16,067	40,829	28,650
Selling, general, and administrative expenses	6,754	5,834	13,702	11,329

Operating Income	14,688	10,233	27,127	17,321
Other (income) expense:
Interest expense	773	3,626	1,712	7,164
Interest rate swap valuation	189	(1,156)	(107)	(785)
Other	681	(55)	883	(239)

Income before income taxes	13,045	7,818	24,639	11,181
Income tax expense	4,426	2,670	8,356	3,823

Net income	8,619	5,148	16,283	7,358
Preferred stock dividends	—	2,344	—	4,660

Net income applicable to common shareholders	$8,619	$2,804	$16,283	$2,698

Net income applicable to common shareholders per share:
Basic	$0.26	$0.18	$0.49	$0.17

Diluted	$0.25	$0.17	$0.47	$0.16

Weighted average common shares and equivalent shares outstanding:
Basic	33,239	15,761	33,207	15,762
Diluted	34,477	16,584	34,296	16,567

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended
	July 2, 2005	July 3, 2004
	(unaudited)	(unaudited)
Operating activities
Net Income	$16,283	$7,358
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,191	5,050
Amortization	305	305
(Gain) loss from sale of assets	(2)	19
Deferred income tax provision	—	(32)
Income tax benefits from exercise of stock options and stock warrants	57	—
Interest rate swap valuation change	(107)	(785)
Change in operating assets and liabilities:
Accounts receivable	(5,494)	(5,519)
Other assets	1,614	(595)
Inventories	446	(3,705)
Accounts payable	1,070	2,970
Accrued expenses and other	2,668	857

Net cash provided by operating activities	23,031	5,923

Investing activities
Purchases of property and equipment	(20,834)	(8,055)

Net cash used in investing activities	(20,834)	(8,055)

Financing activities
Proceeds from bank revolver	22,241	24,633
Payments on bank revolver	(18,085)	(19,949)
Payments on long-term debt and capital lease obligations	(4,558)	(3,355)
Proceeds from the issuance of common stock	643	—
Payments for redemption of common and preferred stock	—	(37)

Net cash provided by financing activities	241	1,292
Effect of exchange rate changes on cash	(188)	32

Net increase (decrease) in cash and cash equivalents	2,250	(808)
Cash and cash equivalents at beginning of period	4,849	2,348

Cash and cash equivalents at end of period	$7,099	$1,540

Supplemental disclosures:
Cash paid for interest	$1,370	$5,872

Cash paid for income taxes	$5,115	$868

Assets acquired under capital leases	$—	$2,576

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Notes to Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

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

The condensed consolidated financial statements of the Corporation have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Corporation, its results of operations and cash flows. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Corporation’s 2004 Annual Report on Form 10-K.

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

2. Inventories

Inventories consist of the following:

	July 2, 2005	January 1, 2005
Raw material and supplies	$5,176	$6,012
Work-in-process	18,227	20,561
Finished goods	9,073	7,510

	$32,476	$34,083

3. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	July 2, 2005	January 1, 2005
Land	$1,297	$1,337
Buildings and improvements (20 to 40 years)	22,690	22,117
Machinery and equipment (5 to 15 years)	83,701	74,064
Office equipment (3 to 5 years)	5,759	5,307
Construction-in-progress	10,355	4,170

	123,802	106,995
Less accumulated depreciation	39,599	35,141

	$84,203	$71,854

4. Intangible Assets

Intangible assets subject to amortization consist of technology and customer related intangible assets acquired in connection with our acquisition of Mettis (UK) Limited on June 11, 2003. These assets ($13,014 at July 2, 2005 and $13,482 at January 1, 2005) are being amortized using the straight-line method over 9 to 25 years. The Corporation has $3,717 and $3,845 of indefinite lived intangible assets at July 2, 2005 and January 1, 2005, respectively.

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

Statement 123(R) must be adopted by us no later than January 1, 2006. We expect to adopt Statement 123(R) on January 1, 2006 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. There were no such cash flows in prior periods.

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

The following table illustrates the effect on net income as if compensation expense had been recognized for the periods ended:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Reported net income	$8,619	$2,804	$16,283	$2,698
Pro forma stock-based compensation expense (net of tax)	(54)	(75)	(99)	(143)
Stock-based employee compensation recorded (net of tax)	15	—	19	—

Adjusted net income	$8,580	$2,729	$16,203	$2,555

Basic net income per share applicable to common:
Reported net income (loss) per share	$0.26	$0.18	$0.49	$0.17
Stock-based compensation expense (net of tax) per share	—	(0.01)	—	(0.01)

Adjusted net income (loss) per share	$0.26	$0.17	$0.49	$0.16

Diluted net income (loss) per share applicable to common:
Reported net income (loss) per share	$0.25	$0.17	$0.47	$0.16
Stock-based compensation expense (net of tax) per share	—	(0.01)	—	(0.01)

Adjusted net income (loss) per share	$0.25	$0.16	$0.47	$0.15

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

Revenue From External Customers:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
United States	$45,447	$35,524	$87,428	$67,023
Ireland	7,974	5,231	16,291	9,394
United Kingdom	8,199	2,218	14,869	11,674
Other foreign countries	8,557	10,116	15,349	10,836

Total Net Revenues	$70,177	$53,089	$133,937	$98,927

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. The Corporation’s revenue includes revenue from customers of the Corporation which individually account for 10% or more of revenue as follows:

Quarter ended July 2, 2005 – Two customers representing approximately 30% and 15% of revenue, respectively.

Quarter ended July 3, 2004 – Four customers representing approximately 21%, 15%, 15% and 10% of revenue, respectively.

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenue of the specialty services business is included in the “other” category.

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Implants	$25,457	$18,771	$48,414	$35,782
Instruments	24,497	17,409	47,847	32,134
Cases	15,762	12,923	29,606	23,481
Other	4,461	3,986	8,070	7,530

Total Revenue	$70,177	$53,089	$133,937	$98,927

8. Net Income (Loss) Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income	$8,619	$5,148	$16,283	$7,358
Preferred stock dividends	—	2,344	—	4,660

Net income (loss) available to common shareholders	$8,619	$2,804	$16,283	$2,698

Weighted-average common shares outstanding basic	33,239	15,761	33,207	15,762
Effect of stock options and warrants	1,238	823	1,089	805

Weighted-average common shares outstanding and assumed conversions	34,477	16,584	34,296	16,567

Net income (loss) per share available to common shareholders:
Basic	$0.26	$0.18	$0.49	$0.17

Diluted	$0.25	$0.17	$0.47	$0.16

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

10. Comprehensive Income

Comprehensive income is comprised of net income and gains and losses resulting from currency translations of foreign investments. Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net Income	$8,619	$5,148	$16,283	$7,358
Foreign currency translation adjustments	(4,465)	104	(6,039)	1,233

Comprehensive income	$4,154	$5,252	$10,244	$8,591

11. Subsequent Event

On July 22, 2005, the Corporation completed an offering of common stock as described in Form S1, originally filed with the Securities and Exchange Commission on June 27, 2005. The Corporation issued 0.5 million new shares to the public and received $10,624 in net proceeds, before considering offering expenses. The Corporation expects to use a portion of the proceeds to repay all of the indebtedness under our short-term credit facility in the United Kingdom, which had a balance of $5,003 at July 2, 2005. The remainder of the proceeds will be used for general corporate purposes. In addition, 11.0 million shares were also sold in the offering by certain of our existing shareholders.

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

The Corporation’s 2004 Annual Report on Form 10-K and Registration Statement on Form S-1, as amended, originally filed June 27, 2005 with the Securities and Exchange Commission, provide additional information about the Corporation’s business, operations and financial condition.

Second Quarter Results of Operations

Revenue. Revenue for the three month period ended July 2, 2005 increased $17.1 million, or 32.2%, to $70.2 million from $53.1 million for the comparable 2004 period. Revenue for each of the Corporation’s principal product categories in these periods was as follows:

Product Category	Three Months Ended
	July 2, 2005	July 3, 2004
	(in millions)
Implants	$25.5	$18.8
Instruments	24.5	17.4
Cases	15.8	12.9
Other	4.5	4.0

Total	$70.2	$53.1

The $17.1 million increase in revenue resulted from increased implant, instrument, case, and non-healthcare/other sales of $6.7 million, $7.1 million, $2.8 million, and $0.5 million, respectively, as a result of increased demand from customers due primarily to continued industry growth, their launches of new systems and an increase in the Corporation’s market share.

Gross Profit. Gross profit for the three month period ended July 2, 2005 increased $5.3 million, or 33.4%, to $21.4 million from $16.1 million for the comparable 2004 period. This increase in gross profit resulted from increased revenues and improved leveraging of fixed costs. As a percentage of revenue, gross margin was 30.6% for the three month period ended July 2, 2005, compared to 30.3% for the comparable 2004 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three month period ended July 2, 2005 increased $1.0 million, or 20.9%, to $6.8 million from $5.8 million for the comparable 2004 period. This increase in expenses primarily resulted from increases in costs associated with the increase in revenue. As a percentage of revenue, selling, general and administrative expenses declined to 9.6% of revenue for the three month period ended July 2, 2005 from 11.0% of revenue for the comparable 2004 period. This 1.4% decrease as a percentage of revenue was attributable to controlled spending combined with a 32.2% increase in revenue.

Other( Income) Expense. Interest expense for the three month period ended July 2, 2005 decreased $2.9 million, or 76.1%, to $0.8 million from $3.6 million for the comparable 2004 period. This decrease primarily reflects the decrease in senior and subordinated debt that resulted from the repayment of such debt with proceeds of the Corporation’s initial public offering of its common stock in the fourth quarter of fiscal 2004.

Interest rate swap valuation for the three month period ended July 2, 2005 was expense of $0.2 million compared to income of $1.2 million for the comparable 2004 period. This decrease in income was primarily due to longer term market interest rates decreasing in the six months ended July 2, 2005, even though the short term interest rates were increasing, compared to significant interest rate increases in the comparable 2004 period.

Other for the three month period ended July 2, 2005 was expense of $0.7 million compared to income of $0.1 million for the comparable 2004 period. This decrease primarily due to net unrealized foreign exchange losses in the six months ended July 2, 2005 period compared to net unrealized foreign exchange gains in the comparable 2004 period.

Provision for Income Taxes. The Corporation’s effective tax rate was 33.9% for the three month period ended July 2, 2005 as compared to 34.1% for the comparable 2004 period. The decrease was primarily due to tax rate differentials in certain jurisdictions. Provision for income taxes increased by $1.7 million, or 65.8%, to $4.4 million for the three month period ended July 2, 2005 from $2.7 million for the comparable 2004 period, due primarily to higher pre-tax earnings.

Preferred Stock Dividends. The Corporation repurchased or reclassified to common stock all of the Corporation’s outstanding preferred stock in the fourth quarter of fiscal 2004 in connection with the Corporation’s initial public offering. As a result, there were no preferred stock dividends in the six months ended July 2, 2005. The Corporation had preferred stock dividends of $2.3 million for the three months ended July 3, 2004.

Six Months Results of Operations

Revenue. Revenue for the six month period ended July 2, 2005 increased $35.0 million, or 35.4%, to $133.9 million from $98.9 million for the comparable 2004 period. Revenue for each of the Corporation’s principal product categories in these periods was as follows:

Product Category	Six Months Ended
	July 2, 2005	July 3, 2004
	(in millions)
Implants	$48.4	$35.8
Instruments	47.8	32.1
Cases	29.6	23.5
Other	8.1	7.5

Total	$133.9	$98.9

The $35.0 million increase in revenue resulted from increased implant, instrument, case, and non-healthcare/other sales of $12.6 million, $15.7 million, $6.1 million, and $0.6 million, respectively, as a result of increased demand from customers due primarily to continued industry growth, their launches of new systems and an increase in the Corporation’s market share.

Gross Profit. Gross profit for the six month period ended July 2, 2005 increased $12.1 million, or 42.5%, to $40.8 million from $28.7 million for the comparable 2004 period. This increase in gross profit resulted from increased revenues and improved leveraging of fixed costs. As a percentage of revenue, gross margin was 30.5% for the six month period ended July 2, 2005 compared to 29.0% for the comparable 2004 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six month period ended July 2, 2005 increased $2.4 million, or 20.9%, to $13.7 million from $11.3 million for the comparable 2004 period. This increase in expenses primarily resulted from increases in costs associated with the increase in revenue. As a percentage of revenue, selling, general and administrative expenses declined to 10.2% of revenue in the six month period ended July 2, 2005 from 11.5% for the comparable 2004 period. This 1.3% decrease as a percentage of revenue was attributable to controlled spending combined with a 35.4% increase in revenue.

Other (Income) Expense. Interest expense for the six month period ended July 2, 2005 decreased $5.5 million, or 76.1%, to $1.7 million from $7.2 million for the comparable 2004 period. This decrease primarily reflects the decrease in senior and subordinated debt that resulted from the proceeds of the Corporation’s initial public offering of its common stock in the fourth quarter of fiscal 2004.

Interest rate swap valuation for the six month period ended July 2, 2005 was income of $0.1 million compared to income of $0.8 million for the comparable 2004 period. This decrease in income was primarily due to longer term market interest rates increasing slower in the six months ended July 2, 2005 compared to the six months ended July 3, 2004, resulting in less of a mark to market valuation gain.

Other for the six month period ended July 2, 2005 was expense of $0.8 million compared to income of $0.2 million for the comparable 2004 period. This decrease in income primarily due to net unrealized foreign exchange losses in the six months ended July 2, 2005 compared to net unrealized foreign exchange gains in the comparable 2004 period.

Provision for Income Taxes. The Corporation’s effective tax rate for the six month period ended July 2, 2005 was 33.9% as compared to 34.2% for the comparable 2004 period. The decrease was primarily due to tax rate differentials in certain jurisdictions. Provision for income taxes for the six months ended July 2, 2005 increased by $4.6 million, or 118.6%, to $8.4 million from $3.8 million for the comparable 2004 period, due primarily to higher pre-tax earnings.

Preferred Stock Dividends. The Corporation repurchased or reclassified to common stock all of the Corporation’s outstanding preferred stock in the fourth quarter of fiscal 2004 in connection with the Corporation’s initial public offering. As a result, there were no preferred stock dividends in the six months ended July 2, 2005. The Corporation had preferred stock dividends of $4.7 million for the six months ended July 3, 2004.

Liquidity and Capital Resources

The Corporation’s principal source of cash in the six month period ended July 2, 2005 was primarily cash generated from operations and borrowings under the Corporation’s revolving credit facility. Principal uses of cash in the six month period ended July 2, 2005 included the financing of working capital, capital expenditures and debt service. The Corporation expects that its principal uses of cash in the future will be to finance working capital, capital expenditures and to service debt.

The Corporation generated cash from operations of $23.0 million in the six month period ended July 2, 2005 compared to $5.9 million for the six month period ended July 3, 2004. This increase is primarily the result of a $10.8 million increase in net income, adjusted for non-cash items, including depreciation expense and the interest rate swap valuation. Working capital increased $0.3 million in the six month period ended July 2, 2005. The working capital provided by changes in other assets, inventories, accounts payable and accrued expenses were offset by the use of working capital in accounts receivable.

The Corporation received $0.6 million for purchases of its common stock under its 2004 Employee Stock Purchase Plan (ESPP) in the six month period ended July 2, 2005. On March 28, 2005, the Corporation registered on Form S-8 under the Securities act of 1933 a total of 0.6 million shares of its common stock that may be issued under the ESPP. The ESPP began accepting contributions to the plan subsequent to this registration.

Capital Expenditures

Capital expenditures totaled $20.8 million for the six month ended July 2, 2005, compared to $8.1 million for the six month period ended July 3, 2004, and were primarily used to expand and enhance production capacity in most of the Corporation’s manufacturing facilities.

Debt and Credit Facilities

In connection with the Corporation’s initial public offering of its common stock in the fourth quarter of fiscal 2004, it entered into a $75.0 million senior secured credit facility, consisting of a $35.0 million five-year term loan and a $40.0 million five-year revolving credit facility.

As of July 2, 2005, we had an aggregate of $47.9 million of outstanding indebtedness, which consisted of $30.2 million of term loan borrowings outstanding under our senior credit facility, no borrowings outstanding under our revolving credit facility, $5.0 million of borrowings under our U.K. short-term credit facility and $12.7 million of capital lease obligations. We had no outstanding letters of credit as of July 2, 2005.

The Corporation’s senior credit agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. The Corporation was in compliance with its financial and restrictive covenants under the senior credit facility as of July 2, 2005.

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

Critical Accounting Policies and Estimates

The preparation of the Corporation’s financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Corporation’s Annual Report on Form 10-K for the year ended January 1, 2005 includes a summary of the critical accounting policies the Corporation believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Corporation’s reported amounts of assets, liabilities, revenues or expenses during the six months ended July 2, 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 26, 2005, RBS Equity Corporation converted all of its warrants to purchase the Corporation’s common stock into 140,112 shares of the Corporation’s common stock. The issuance of the Corporation’s common stock was made without registration in reliance on the exemptions provided by Section 3(a)(9) and 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS

10.1	Amendment to Stockholders Agreement, dated as of June 6, 2005, by and among Symmetry Medical Inc., Olympus/Symmetry Holdings LLC, 3i Parallel Ventures LP, 3i UKIP II LP, Mayflower LP and Windjammer Mezzanine & Equity Fund, L.P. (incorporated by reference to Exhibit 10.8 to the Corporation’s Registration Statement on Form S-1, as amended, originally filed June 27, 2005).

31.1	Rule 13a - 14(a) Certifications of Symmetry Medical Inc.’s Chief Executive Officer

31.2	Rule 13a - 14(a) Certifications of Symmetry Medical Inc.’s Chief Financial Officer

32.1	Section 1350 Certifications of Symmetry Medical Inc.’s Chief Executive Officer

32.2	Section 1350 Certifications of Symmetry Medical Inc.’s Chief Financial Officer

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

August 5, 2005