Form 10-Q
period 2005-10-01
Symmetry Medical Inc.
filed 2005-11-04
CIK 1292055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 1, 2005, was 34,683,902.

Symmetry Medical Inc.

Condensed Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	October 1,	January 1,
	2005	2005
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$15,475	$4,849
Accounts receivables, net	44,292	39,640
Inventories	35,663	34,083
Refundable income taxes	1,016	2,578
Deferred income taxes	2,106	2,036
Other current assets	3,013	5,635

Total current assets	101,565	88,821
Property and equipment, net	91,499	71,854
Interest rate swap valuation asset	658	486
Goodwill	125,260	127,369
Intangible assets, net of accumulated amortization	16,577	17,327
Other assets	899	1,011

Total Assets	$336,458	$306,868

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$19,373	$17,908
Accrued wages and benefits	9,925	9,384
Other accrued expenses	2,945	3,012
Income tax payable	2,173	2,008
Revolving line of credit	3,265	1,204
Current portion of capital lease obligations	3,259	3,572
Current portion of long-term debt	1,313	879

Total current liabilities	42,253	37,967
Deferred income taxes	9,925	9,547
Capital lease obligations, less current portion	9,141	11,709
Long-term debt, less current portion	27,563	31,500

Total Liabilities	88,882	90,723

Commitments and contingencies (Note 10)

Shareholders’ Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued (October 1, 2005—34,684; January 1, 2005—33,174)	3	3
Additional paid-in capital	268,487	255,509
Retained earnings (deficit)	(24,671)	(49,178)
Accumulated other comprehensive income	3,757	9,811

Total Shareholders’ Equity	247,576	216,145

Total Liabilities and Shareholders’ Equity	$336,458	$306,868

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$67,228	$54,126	$201,165	$153,053
Cost of Revenue	47,486	38,087	140,593	108,363

Gross Profit	19,742	16,039	60,572	44,690
Selling, general, and administrative expenses	7,455	5,647	21,157	16,975

Operating Income	12,287	10,392	39,415	27,715
Other (income) expense:
Interest expense	635	3,688	2,347	10,852
Interest rate swap valuation	(65)	(24)	(172)	(809)
Other	927	9	1,811	(230)

Income before income taxes	10,790	6,719	35,429	17,902
Income tax expense	2,567	2,285	10,922	6,108

Net income	8,223	4,434	24,507	11,794
Preferred stock dividends	—	2,409	—	7,069

Net income applicable to common shareholders	$8,223	$2,025	$24,507	$4,725

Net income applicable to common shareholders per share:
Basic	$0.24	$0.13	$0.73	$0.30

Diluted	$0.24	$0.12	$0.71	$0.28

Weighted average common shares and equivalent shares outstanding:
Basic	34,310	15,789	33,575	15,789
Diluted	34,987	16,612	34,526	16,605

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended
	October 1,	October 2,
	2005	2004
	(unaudited)	(unaudited)
Operating activities
Net Income	$24,507	$11,794
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,504	7,711
Amortization	456	456
(Gain) loss from sale of assets	71	20
Deferred income tax provision	374	(64)
Income tax benefits from exercise of stock options	1,199	—
Interest rate swap valuation change	(172)	(809)
Change in operating assets and liabilities:
Accounts receivable	(6,449)	(6,115)
Other assets	2,212	(2,209)
Inventories	(2,761)	(3,357)
Accounts payable	2,441	5,607
Accrued expenses and other	3,173	3,534

Net cash provided by operating activities	34,555	16,568

Investing activities
Purchases of property and equipment	(31,354)	(13,619)

Net cash used in investing activities	(31,354)	(13,619)

Financing activities
Proceeds from bank revolver	37,065	47,580
Payments on bank revolver	(34,695)	(45,311)
Payments on long-term debt and capital lease obligations	(6,452)	(5,591)
Proceeds from the issuance of common stock	11,707	—
Payments for redemption of common and preferred stock	—	(37)

Net cash provided by financing activities	7,625	(3,359)
Effect of exchange rate changes on cash	(200)	42

Net increase (decrease) in cash and cash equivalents	10,626	(368)
Cash and cash equivalents at beginning of period	4,849	2,348

Cash and cash equivalents at end of period	$15,475	$1,980

Supplemental disclosures:
Cash paid for interest	$1,837	$9,785

Cash paid for income taxes	$6,964	$2,843

Assets acquired under capital leases	$283	$3,911

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

The condensed consolidated financial statements of the Corporation have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Corporation, its results of operations and cash flows. The Corporation’s results are subject to seasonal fluctuations. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for fiscal year 2004.

Certain prior year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on our results of operations or financial position.

The Corporation’s year end is the 52 or 53 week period ending the Saturday closest to December 31. Fiscal year 2005 and 2004 are 52 week years. As such, interim quarters are 13 weeks long ending the Saturday closest to March 31, June 30, or September 30. References in these consolidated financial statements to the three months ended refer to these financial periods, respectively.

2. Inventories

Inventories consist of the following:

	October 1,	January 1,
	2005	2005
Raw material and supplies	$6,652	$6,012
Work-in-process	20,609	20,561
Finished goods	8,402	7,510

	$35,663	$34,083

3. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	October 1,	January 1,
	2005	2005
Land	$1,297	$1,337
Buildings and improvements (20 to 40 years)	23,382	22,117
Machinery and equipment (5 to 15 years)	92,696	74,064
Office equipment (3 to 5 years)	5,113	5,307
Construction-in-progress	10,776	4,170

	133,264	106,995
Less accumulated depreciation	41,765	35,141

	$91,499	$71,854

4. Intangible Assets

Intangible assets subject to amortization consist of technology and customer related intangible assets acquired in connection with our acquisition of Mettis (UK) Limited on June 11, 2003. These assets ($12,861, net, at October 1, 2005 and $13,482, net, at January 1, 2005) are being amortized using the straight-line method over 9 to 25 years. The Corporation has $3,716 and $3,845 of indefinite lived intangible assets at October 1, 2005 and January 1, 2005, respectively.

5. New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on its overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 6. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows related to share-based payments in periods after adoption. There were no such cash flows in prior periods.

6. Stock-Based Compensation

The Corporation has elected to follow APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and; accordingly, no compensation cost has been recognized for stock options in the condensed consolidated financial statements. However, SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, requires pro forma presentation as if compensation costs had been expensed under the fair value method of SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the vesting period.

The following table illustrates the effect on net income as if compensation expense had been recognized for the periods ended:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Reported net income applicable to common shareholders	$8,223	$2,025	$24,507	$4,725
Pro forma stock-based compensation expense (net of tax)	(62)	(48)	(161)	(192)
Stock-based employee compensation recorded (net of tax)	36	—	54	—

Adjusted net income	$8,197	$1,977	$24,400	$4,533

Basic net income per share applicable to common:
Reported net income (loss) per share	$0.24	$0.13	$0.73	$0.30
Stock-based compensation expense (net of tax) per share	—	—	—	(0.01)

Adjusted net income (loss) per share	$0.24	$0.13	$0.73	$0.29

Diluted net income (loss) per share applicable to common:
Reported net income (loss) per share	$0.24	$0.12	$0.71	$0.28
Stock-based compensation expense (net of tax) per share	(0.01)	—	—	(0.01)

Adjusted net income (loss) per share	$0.23	$0.12	$0.71	$0.27

7. Income Taxes

The Corporation’s effective tax rate was 23.8% and 30.8% for the three and nine month periods ended October 1, 2005 as compared to 34.0% and 34.1% for the same periods in 2004. The decrease in the effective tax rate was largely due to additional research and development credits claimed in the third quarter of 2005. During the third quarter, the Corporation completed an analysis of research and development expenses and determined that income tax credits were available for the periods from 2001 through 2004. The Corporation recorded the benefit for these credits during the third quarter as it was deemed probable that such credits were realizable in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes.

8. Segment Reporting

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

Revenue From External Customers:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
United States	$43,631	$36,462	$131,060	$103,485
Ireland	7,998	5,024	24,288	14,418
United Kingdom	8,843	7,444	23,713	19,118
Other foreign countries	6,756	5,196	22,104	16,032

Total Net Revenues	$67,228	$54,126	$201,165	$153,053

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. The Corporation’s revenue includes revenue from customers of the Corporation which individually account for 10% or more of revenue as follows:

Quarter ended October 1, 2005 – Two customers representing approximately 37% and 14% of revenue, respectively.

Quarter ended October 2, 2004 – Four customers representing approximately 23%, 15%, 15% and 10% of revenue, respectively.

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenue of the specialty services business is included in the “other” category.

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Implants	$28,164	$19,794	$76,578	$55,576
Instruments	20,020	18,424	67,867	50,559
Cases	14,217	12,121	43,822	35,602
Other	4,827	3,787	12,898	11,316

Total Revenue	$67,228	$54,126	$201,165	$153,053

9. Net Income (Loss) Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income	$8,223	$4,434	$24,507	$11,794
Preferred stock dividends	—	2,409	—	7,069

Net income available to common shareholders	$8,223	$2,025	$24,507	$4,725

Weighted-average common shares outstanding basic	34,310	15,789	33,575	15,789
Effect of stock options and warrants	677	823	951	816

Weighted-average common shares outstanding and assumed conversions	34,987	16,612	34,526	16,605

Net income per share available to common shareholders:
Basic	$0.24	$0.13	$0.73	$0.30

Diluted	$0.24	$0.12	$0.71	$0.28

On July 22, 2005, the Corporation completed an offering of common stock as described in its registration statement on Form S-1, originally filed with the Securities and Exchange Commission on June 27, 2005. The Corporation issued 0.5 million new shares to the public and received $10,624 in net proceeds, after discounts and commissions to the underwriters but before offering expenses. The Corporation used a portion of the proceeds to repay indebtedness under our short-term credit facility in the United Kingdom. The remainder of the proceeds is for general corporate purposes. In addition, 11.0 million shares were also sold in the offering by certain of our existing shareholders.

10. Commitments and Contingencies

The Corporation is involved, from time to time, in various contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to its business. Currently, there is no environmental or other litigation pending or, to the knowledge of the Corporation, threatened, that the Corporation expects to have a material adverse affect on its financial condition, results of operations or liquidity. While litigation is subject to uncertainties and the outcome of litigated matters is not predictable with assurance, the Corporation currently believes that the disposition of all pending or, to the knowledge of the Corporation threatened, claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or liquidity.

11. Comprehensive Income

Comprehensive income is comprised of net income and gains and losses resulting from currency translations of foreign entities. Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net Income	$8,223	$4,434	$24,507	$11,794
Foreign currency translation adjustments	(13)	(1,093)	(6,054)	140

Comprehensive income	$8,210	$3,341	$18,453	$11,934

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

The Corporation’s Annual Report on Form 10-K for the fiscal year 2004 and Registration Statement on Form S-1, as amended, originally filed June 27, 2005 with the Securities and Exchange Commission, provide additional information about the Corporation’s business, operations and financial condition.

Third Quarter Results of Operations

Revenue. Revenue for the three month period ended October 1, 2005 increased $13.1 million, or 24.2%, to $67.2 million from $54.1 million for the comparable 2004 period. Revenue for each of the Corporation’s principal product categories in these periods was as follows:

Product Category	Three Months Ended
	October 1,	October 2,
	2005	2004
	(in millions)
Implants	$28.2	$19.8
Instruments	20.0	18.4
Cases	14.2	12.1
Other	4.8	3.8

Total	$67.2	$54.1

The $13.1 million increase in revenue resulted from increased implant, instrument, case, and non-healthcare/other sales of $8.4 million, $1.6 million, $2.1 million, and $1.0 million, respectively, as a result of increased implant finishing volume and increased demand from customers due primarily to continued industry growth and their launches of new systems. The Corporation experienced a seasonal impact of the orthopedic industry on revenue in the third quarter of 2005. Many of our products are used in elective procedures that tend to decline to some degree during the summer months.

Gross Profit. Gross profit for the three month period ended October 1, 2005 increased $3.7 million, or 23.1%, to $19.7 million from $16.0 million for the comparable 2004 period. This increase in gross profit was driven by increased revenues as gross margin was 29.4% for the three month period ended October 1, 2005, compared to 29.6% for the comparable 2004 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three month period ended October 1, 2005 increased $1.9 million, or 32.0%, to $7.5 million from $5.6 million for the comparable 2004 period. This increase in expenses primarily resulted from higher professional fees and costs related to our growth in revenue. As a percentage of revenue, selling, general and administrative expenses increased to 11.1% of revenue for the three month period ended October 1, 2005 from 10.4% of revenue for the comparable 2004 period. This 0.7% increase as a percentage of revenue was attributable to professional fees related to Sarbanes-Oxley compliance and income tax services.

Other (Income) Expense. Interest expense for the three month period ended October 1, 2005 decreased $3.1 million, or 82.8%, to $0.6 million from $3.7 million for the comparable 2004 period. This decrease primarily reflects the decrease in senior and subordinated debt that resulted from the repayment of such debt with proceeds of the Corporation’s initial public offering of its common stock in the fourth quarter of fiscal 2004.

Other expense for the three month period ended October 1, 2005 was $0.9 million compared to $0.0 million for the comparable 2004 period. This increase in net other expense was primarily due to costs paid in connection with the secondary public offering.

Provision for Income Taxes. The Corporation’s effective tax rate was 23.8% for the three month period ended October 1, 2005 as compared to 34.0% for the comparable 2004 period. The decrease was largely due to additional research and development credits recorded in the third quarter of 2005 for the years 2001 through 2004. Provision for income taxes increased by $0.3 million, or 12.3%, to $2.6 million for the three month period ended October 1, 2005 from $2.3 million for the comparable 2004 period, due primarily to higher pre-tax earnings and offset by the tax credits noted above.

Preferred Stock Dividends. The Corporation repurchased or converted to common stock all of the Corporation’s outstanding preferred stock in the fourth quarter of fiscal 2004 in connection with the Corporation’s initial public offering. As a result, there were no preferred stock dividends in the three months ended October 1, 2005. The Corporation had preferred stock dividends of $2.4 million for the three months ended October 2, 2004.

Nine Months Results of Operations

Revenue. Revenue for the nine month period ended October 1, 2005 increased $48.1 million, or 31.4%, to $201.2 million from $153.1 million for the comparable 2004 period. Revenue for each of the Corporation’s principal product categories in these periods was as follows:

Product Category	Nine Months Ended
	October 1,	October 2,
	2005	2004
	(in millions)
Implants	$76.6	$55.6
Instruments	67.9	50.6
Cases	43.8	35.6
Other	12.9	11.3

Total	$201.2	$153.1

The $48.1 million increase in revenue resulted from increased implant, instrument, case, and non-healthcare/other sales of $21.0 million, $17.3 million, $8.2 million, and $1.6 million, respectively, as a result of increased demand from customers due primarily to continued industry growth and their launches of new systems.

Gross Profit. Gross profit for the nine month period ended October 1, 2005 increased $15.9 million, or 35.5%, to $60.6 million from $44.7 million for the comparable 2004 period. This increase in gross profit resulted from increased revenues and improved leveraging of fixed costs. As a percentage of revenue, gross margin was 30.1% for the nine month period ended October 1, 2005 compared to 29.2% for the comparable 2004 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine month period ended October 1, 2005 increased $4.2 million, or 24.6%, to $21.2 million from $17.0 million for the comparable 2004 period. This increase in expenses primarily resulted from increases in professional fees related to Sarbanes-Oxley compliance and income tax services. As a percentage of revenue, selling, general and administrative expenses declined to 10.5% of revenue in the nine month period ended October 1, 2005 from 11.1% for the comparable 2004 period. This 0.6% decrease as a percentage of revenue was driven by the 31.4% increase in revenue, which outpaced the rise in expenses of 24.6%.

Other (Income) Expense. Interest expense for the nine month period ended October 1, 2005 decreased $8.6 million, or 78.4%, to $2.3 million from $10.9 million for the comparable 2004 period. This decrease primarily reflects the decrease in senior and subordinated debt that resulted from the proceeds of the Corporation’s initial public offering of its common stock in the fourth quarter of fiscal 2004.

Interest rate swap valuation for the nine month period ended October 1, 2005 was income of $0.2 million compared to income of $0.8 million for the comparable 2004 period. This decrease in income was primarily due to longer term market interest rates increasing slower in the nine months ended October 1, 2005 compared to the nine months ended October 2, 2004, resulting in a smaller mark to market valuation gain.

Other expense for the nine month period ended October 1, 2005 was expense of $1.8 million compared to income of $0.2 million for the comparable 2004 period. This decrease in income was primarily due to secondary public offering expenses incurred and net unrealized foreign exchange losses in the nine months ended October 1, 2005 compared to net unrealized foreign exchange gains in the comparable 2004 period.

Provision for Income Taxes. The Corporation’s effective tax rate for the nine month period ended October 1, 2005 was 30.8% as compared to 34.1% for the comparable 2004 period. The decrease was largely due to additional research and development credits recorded in the third quarter of 2005 for the years 2001 through 2004. Provision for income taxes for the nine months ended October 1, 2005 increased by $4.8 million, or 78.8%, to $10.9 million from $6.1 million for the comparable 2004 period, due primarily to higher pre-tax earnings and offset by the benefit of research and development tax credits noted above.

Preferred Stock Dividends. The Corporation repurchased or converted to common stock all of the Corporation’s outstanding preferred stock in the fourth quarter of fiscal 2004 in connection with the Corporation’s initial public offering. As a result, there were no preferred stock dividends in the nine months ended October 1, 2005. The Corporation had preferred stock dividends of $7.1 million for the nine months ended October 2, 2004.

Liquidity and Capital Resources

The Corporation’s principal sources of cash in the nine month period ended October 1, 2005 were cash generated from operations, borrowings under the Corporation’s revolving credit facility, and proceeds from the sale of 0.5 million shares of common stock. Principal uses of cash in the nine month period ended October 1, 2005 included the financing of working capital, capital expenditures and debt service. The Corporation expects that its principal uses of cash in the future will be to finance working capital, capital expenditures and to service debt.

The Corporation generated cash from operations of $34.6 million in the nine month period ended October 1, 2005 compared to $16.6 million for the nine month period ended October 2, 2004. This increase is primarily the result of a $16.8 million increase in net income, adjusted for non-cash items, such as depreciation expense, the income tax benefits from exercise of stock options and the interest rate swap valuation change.

Working capital increased $1.4 million in the nine month period ended October 1, 2005. The working capital provided by changes in other assets, accounts payable and accrued expenses were offset by the use of working capital in accounts receivable and inventories.

Capital Expenditures

Capital expenditures totaled $31.4 million for the nine month ended October 1, 2005, compared to $13.6 million for the nine month period ended October 2, 2004, and were primarily used to expand and enhance production capacity in most of the Corporation’s manufacturing facilities.

Debt and Credit Facilities

In connection with the Corporation’s initial public offering of its common stock in the fourth quarter of fiscal 2004, it entered into a $75.0 million senior secured credit facility, consisting of a $35.0 million five-year term loan and a $40.0 million five-year revolving credit facility.

As of October 1, 2005, the Corporation had an aggregate of $44.5 million of outstanding indebtedness, which consisted of $28.9 million of term loan borrowings outstanding under its senior credit facility, no borrowings outstanding under its revolving credit facility, $3.2 million of borrowings under its U.K. short-term credit facility and $12.4 million of capital lease obligations. The Corporation had no outstanding letters of credit as of October 1, 2005.

The Corporation’s senior credit agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. The Corporation was in compliance with its financial and restrictive covenants under the senior credit facility as of October 1, 2005.

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

Off-Balance Sheet Arrangements

The Corporation’s off-balance sheet arrangements and contractual obligations include the Corporation’s operating leases and letters of credit. There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for fiscal year 2004.

Environmental

There have been no material changes from the information provided in the Corporation’s Annual Report on Form 10-K for fiscal year 2004.

Critical Accounting Policies and Estimates

The preparation of the Corporation’s financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. The Corporation’s Annual Report on Form 10-K for fiscal year 2004 includes a summary of the critical accounting policies the Corporation believes are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted the Corporation’s reported amounts of assets, liabilities, revenues or expenses during the nine months ended October 1, 2005.

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by the Corporation do not relate strictly to historical or current facts. As such they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “could,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. Factors that could cause the Corporation’s actual results to differ materially from the expectations expressed in our forward-looking statements include, but are not limited to, the following: changes in general economic conditions in the United States and Europe; our ability to retain existing customers, particularly our key customers, and attract new customers; the timing of significant orders and shipments, including the effects of changes in inventory management practices by our customers; the competitive nature of the orthopedic device market; the pursuit of strategic acquisitions or encountering unforeseen difficulties in integrating acquisitions; the degree to which we are leveraged and our significant debt service obligations; the impact of work stoppages and other labor matters; general economic or business conditions affecting the orthopedic device market being less favorable than expected; our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis; the unpredictability of intellectual property protection and maintenance and other intellectual property issues; any future changes in management or loss of key personnel; unforeseen problems associated with international sales and operations, including gains and losses from foreign currency exchange; product liability lawsuits brought against us or our customers; implementation of or changes in laws, regulations or policies that could negatively affect the orthopedic device market; and other uncertainties and factors discussed in the “Risk Factors” section of the Corporation’s prospectus filed on July 19, 2005, elsewhere in this Quarterly Report on Form 10-Q and in the Corporation’s other filings with the Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for fiscal year 2004.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 21, 2005, Windjammer Mezzanine & Equity Fund II, L.P. converted warrants to purchase 323,229.31 shares of the Corporation’s common stock into 323,211 shares of the Corporation’s common stock.

On July 21, 2005, Antares Capital Corporation converted warrants to purchase 41,204.64 shares of the Corporation’s common stock into 41,203 shares of the Corporation’s common stock.

On July 21, 2005, Olympus Growth Fund III, L.P. exercised warrants to purchase 69,676 shares of the Corporation’s common stock, 47,974 of which were purchased for $0.000128 per share and 21,702 of which were purchased for $.01 per share.

Each of the above issuances of shares of the Corporation’s common stock upon the conversion or exercise of warrants on July 21, 2005 was made in reliance on the exemptions provided by Section 3(a)(9) and 4(2) of the Securities Act of 1933 and was effectuated as part of a transaction registered under the Securities Act of 1933.

On September 16, 2005, Windjammer Mezzanine & Equity Fund II, L.P. converted warrants to purchase 143,831.96 shares of the Corporation’s common stock into 143,831.06 shares of the Corporation’s common stock. The issuance of the Corporation’s common stock was made without registration in reliance on the exemptions provided by Section 3(a)(9) and 4(2) of the Securities Act of 1933.

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

November 4, 2005