Form 10-K
period 2005-12-31
Symmetry Medical Inc.
filed 2006-02-27
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☒

Note—Checking  the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☐                                 Accelerated filer  ☒                              Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting stock of Symmetry Medical Inc. held by non-affiliates as of the Registrant as of July 2, 2005, based on the closing price of was $23.68, as reported on the New York Stock Exchange: Approximately $320,193,667.

The number of shares outstanding of the registrant’s common stock as of February 17, 2006, was 34,709,074.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Registrant’s 2006 Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Special Note Regarding Forward-Looking Statements

Throughout this report, or in other reports or registration statements filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in documents we incorporate by reference or in press releases or oral statements made by our officers or representatives, we may make statements that express our opinions, expectations, or projections regarding future events or future results, in contrast with statements that reflect historical facts. These predictive statements, which we generally precede or accompany by such typical conditional words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project” or “expect,” or by the words “may,” “will,” or “should,” are intended to operate as “forward looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated.

While we always intend to express our best judgment when we make statements about what we believe will occur in the future, and although we base these statements on assumptions that we believe to be reasonable when made, these forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. Forward-looking statements are subject to many uncertainties and other variable circumstances, many of which are outside of our control, that could cause our actual results and experience to differ materially from those we thought would occur.

We also refer you to and believe that you should carefully read the portion of this report described in “Risk Factors” to better understand the risks and uncertainties that are inherent in our business and in owning our securities.

Any forward looking statements which we make in this report or in any of the documents that are incorporated by reference herein speak only as of the date of such statement, and we undertake no ongoing obligation to update such statements. Comparisons of results between current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

PART I

ITEM 1.   BUSINESS

General

Symmetry Medical Inc. (which we sometimes refer to, together with our consolidated subsidiaries, as the “we”, “our” or “Symmetry”) is the world’s largest independent provider of implants and related instruments and cases to orthopedic device manufacturers. We design, develop and produce these products for companies in other segments of the medical device market, including the dental, osteobiologic and endoscopy segments, and we also provide limited specialized products and services to non-healthcare markets, such as the aerospace market. Our Total Solutions® approach presents our customers with a broad range of products, as well as comprehensive design, engineering and project management services and state of the art production capabilities to help them bring their implant systems to market quickly and efficiently. We believe that our Total Solutions® approach gives us a competitive advantage, which should increase in the future.

During fiscal year 2005, we generated revenue of $263.8 million, derived primarily from the sale of products and services to the orthopedic device market. Our Total Solutions® approach is supported by an experienced team of designers, development engineers, logistics specialists and by our global sales force that work with our customers to coordinate all of our products and services.

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

History

Our business was established in 1976 as a supplier of instruments to orthopedic device manufacturers. Symmetry Medical Inc. was incorporated in Delaware on July 25, 1996. During the 1990’s we made several acquisitions, which expanded our customer base, enhanced our instrument product offerings and extended our product line to include cases designed for various medical devices and their related instruments. In October 2000, investment funds controlled by Olympus Partners (which we sometimes refer to as the “Olympus Funds”) acquired control of Symmetry through a recapitalization. In this transaction, the Olympus Funds invested a total of $40.5 million in cash to acquire securities representing approximately 94% of our then outstanding voting stock. In June 2003, we acquired Mettis (UK) Limited (which we sometimes refer to, together with our consolidated subsidiaries, as “Mettis”), a leading manufacturer of forged, cast and machined implants for the global orthopedic device market. This acquisition significantly expanded our product offerings and increased our European presence, allowing us to develop and manufacture implants, instruments and cases for orthopedic device manufacturers on a global basis. In connection with the Mettis acquisition, the Olympus Funds collectively invested an additional $63.0 million in equity and loaned Symmetry $8.0 million through the purchase of senior subordinated notes and stock purchase warrants. In December, 2004, we completed an initial public offering of our common stock and entered into a new senior credit facility. In July 2005, we successfully completed a secondary offering which included 11.0 million shares. 0.5 million were sold as primary shares and 10.5 million shares were sold by certain selling shareholders.

Our Total Solutions® Approach

We believe that we have created a distinctive competitive position in the orthopedic device market based upon our Total Solutions® approach. Our acquisition of Mettis in June 2003 expanded our products and services, enabling us to offer an integrated outsourcing solution. Our Total Solutions® approach presents our customers with a broad range of products, as well as comprehensive design, engineering and project management services and state of the art production capabilities to help them bring their implant systems to market quickly and efficiently. Our Total Solutions® offering is based on:

•     Comprehensive services.   We can support our customers’ new product offerings from product concept through market introduction and thereafter, by providing seamless design, engineering, prototyping and manufacturing services.

•     Single source for complete systems.   We assist our customers in developing new implants, and we design and produce instruments for implant-specific surgical procedures. We also provide customized cases that provide a secure, clearly labeled and well organized arrangement of instruments and devices.

•     Proprietary Symmetry instruments and cases.   Our established lines of proprietary products allow our customers to complete their proprietary implant systems and bring them to market sooner.

•     Precision manufacturing expertise.   Our extensive expertise and know-how enable us to produce large volumes of specialized products to our customers’ precise standards, which we believe makes us a supplier of choice to the largest orthopedic companies. Our core production competencies include net shaped forging, precision casting, thermo forming, precision sheet metal working and machining/finishing.

•     Quality and regulatory compliance.   Our quality systems are based upon and in compliance with International Organization for Standardization, or ISO, requirements and, where applicable, United States Food and Drug Administration, or FDA, regulations. We believe our level of quality and regulatory compliance systems meet our customers’ expectations.

•     Global reach.   Our manufacturing capabilities in the United States and Europe allow us to offer single-source products and services to our multinational customers, and the geographic breadth of our experienced sales force effectively brings our Total Solutions® approach to customers globally.

We believe that our Total Solutions® approach offers a number of benefits to our customers, including:

•     Shorter time to market.   Our design, engineering and prototyping skills, as well as our ability to transition seamlessly from product development to production of implants, instruments and cases, enable our customers to reduce time to market for their new products.

•     Reduced total product acquisition costs.   Our comprehensive services, including design, engineering, prototyping, project management, production and inventory control, allow our customers to reduce their procurement costs and inventory levels, resulting in lower product acquisition costs.

•     Increased focus on marketing and research and development efforts.   Our extensive production capabilities and comprehensive services offer a one-stop outsourcing solution and allow our customers to focus their resources on their design, development and marketing efforts.

•     Rationalized and reliable supply chain.   Our scale, scope of products and services and Total Solutions® approach allow large orthopedic companies to reduce the number of their independent suppliers and streamline their operations.

•     Enhanced product consistency on a global basis.   Our extensive production platform, Total Solutions® approach and international presence allow us to meet global demand for orthopedic devices, which is expected to increase.

Business Strategy

Our goal is to increase our share of the orthopedic device market and to leverage our strengths to expand in other medical device market segments. The key elements of our business strategy are to:

•     Develop strategic relationships with our customers through access to key decision makers.   Our scale, scope of products and services and Total Solutions® approach position us as an important partner to our customers. This position gives us access to key decision makers, with whom we intend to continue to build strategic relationships.

•     Capitalize on our Total Solutions® approach.   We believe that our Total Solutions® approach shortens product development cycles, reduces design and manufacturing costs and simplifies purchasing and logistics, and we intend to aggressively market these benefits to our customers.

•     Increase sales to existing customers by cross selling products and services.   Our cases are currently sold in nearly every segment of the medical device market. We believe that our diverse customer base offers us a natural entry point to new orthopedic and non-orthopedic customers for our implants and instruments.

•     Leverage manufacturing skills.   During fiscal years 2005 and 2004, we expanded most of our facilities and opened new facilities to add manufacturing capacity and design resources, and updated much of our manufacturing and development equipment. We intend to continue to leverage our investments in sophisticated equipment and manufacturing know-how to expand our existing customer relationships and to obtain new customers.

•     Increase new product offerings.   Our Design and Development Centers provide expertise and coordination for our design, engineering and prototyping services. We intend to use the dedicated expertise of our Design and Development Centers to generate additional development projects with our customers and to expand our line of innovative and independently developed instruments and cases.

•     Collaborate with emerging companies.   We believe that new and innovative medical device companies are creating a meaningful market presence and that our Total Solutions® approach positions us to help these companies, many of which may have limited resources.

Products and Services

We design, develop and manufacture implants and related surgical instruments and cases for orthopedic device companies. We also design, develop and manufacture products for companies in other medical device markets, such as dental, osteobiologic and endoscopy, and we provide limited specialized products and services used in the aerospace and other non-healthcare markets. Our revenue from the sale of implants, instruments, cases and other products and services represented 39.2%, 32.9%, 21.0% and 6.9%, respectively, of our revenue in fiscal 2005, compared with 36.6%, 33.0%, 23.0% and 7.4%, respectively, of our revenue in fiscal 2004.

Implants

We design, develop and manufacture implants for use in specific implant systems developed by our customers. We make orthopedic implants used primarily in knee and hip implant systems. Our orthopedic implants are used in reconstructive surgeries to replace or repair hips, knees and other joints, such as shoulders, ankles and elbows, sometimes referred to as extremities that have deteriorated as a result of disease or injury. An orthopedic implant system is generally comprised of several implants designed to work in concert to replicate the structure and function of a healthy joint.

We also manufacture implant products for trauma, spine and other implant systems. Trauma implant systems are used primarily to reattach or stabilize damaged bone or tissue while the body heals. Spinal implant systems are used by orthopedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and injuries in various regions of the spine.

Our design, engineering and prototyping expertise is an integral part of our implant offering. Medical device companies, which typically focus their resources on developing new implant systems as well as sales and marketing, may rely on us and companies like us to design, develop and manufacture the implants that comprise their implant systems. Our manufacturing capabilities, including our net shaped forging capabilities, technologically advanced casting facility and machining expertise, allow us to produce consistent, tight tolerance implants in large volumes for our customers.

We produce gross shaped, near-net shaped and net shaped implants for medical device manufacturers. Gross shaped implants require a significant amount of machining and hand processing post-forging. Near-net shaped implants are distinguished by geometric features that are thinner; more detailed and have tighter tolerances. Net shaped and near-net shaped implants require far fewer machine and hand operations post-forging. Net shaped implants typically require machining only on vital areas, such as the taper segment of a hip where it is joined to the femoral head.

We have the machining expertise needed to provide finished implants to our customers. Some customers purchase finished implants from us while others purchase unfinished implants and machine them to final specifications.

Our primary implant products and their applications are:

•     Knees.   The knee joint includes the surfaces of three distinct bones: the lower end of the femur, the upper end of the tibia or shin bone, and the patella (knee cap). Cartilage on any of these surfaces can be compromised by disease or injury, leading to pain and inflammation that may require knee reconstruction. Our knee implants include a femoral component, a patella, a tibial tray and an articulating surface (placed on the tibial tray) and are used in total knee reconstruction, partial knee reconstruction and revision procedures. We provide one or more, and in some cases all, of these implants for our customers’ knee implant systems. We use proprietary manufacturing know-how and advanced computer aided simulation techniques to produce tight tolerance near-net shaped to net shaped tibial implants that require minimal if any machining.

•     Hips.   The hip joint consists of a ball-and-socket joint that enables a wide range of motion. The hip joint is often replaced due to degeneration of the cartilage between the head of the femur (the ball) and the acetabulum or hollow portion of the pelvis (the socket). This loss of cartilage causes pain, stiffness and a reduction in hip mobility. We produce tight tolerance femoral heads, hip stems, acetabular cups and spiked acetabular cups used in bone conservation, total-hip reconstruction and revision replacement procedures. Our hip stems are forged with tight tolerance details.

•     Extremities, Trauma and Spine.   Extremity reconstruction involves the use of an implant system to replace or reconstruct injured or diseased joints, such as the finger, toe, wrist, elbow, foot, ankle and shoulder. Our forging capabilities allow us to produce thin cross sections of material to very tight tolerances for these smaller joint procedures. Trauma implant procedures commonly involve the internal fixation of bone fragments using an assortment of plates, screws, rods, wires and pins. Our spinal implant products consist primarily of plates and screws. We manufacture trauma and spinal plate implants to exact details to fit bone contours.

Instruments

We make high-precision surgical instruments used in hip, knee and shoulder reconstruction procedures, as well as in spinal, trauma and other implant procedures. We design, develop and manufacture implant-specific and procedure-specific instruments. We rarely manufacture general surgical instruments, but will procure them as a service to our customers in order to provide our customers with complete instrument sets. We have several reamer systems used by many of our large customers. Symmetry currently has over 500 standard products in our catalog, and we plan on adding over 1,000 new products in a new catalog this coming year.

We primarily make a wide range of knee cutting blocks (instruments that guide blades that cut bone), osteotome revision systems (instruments used to cut through bone), reamers (instruments used for shaping bone sockets or cavities) and retractors (instruments used to pull back tissue for clear sight during surgery). Some of our instrument handles are made with our patented plastic insertion machine, which is designed to withstand the intense heat produced during frequent sterilizations and is attached to the instrument. Our instruments are made to tight tolerances to ensure precise alignment and fitting of implants.

Each implant system typically has an associated instrument set that is used in the surgical procedure to insert that specific implant system. Instruments included in a set vary by implant system. For example, hip and knee implant procedure instrument sets often contain in excess of 100 instruments, whereas revision procedure sets may contain approximately 50 instruments. Usually, instrument sets are sterilized after each use and then reused.

The instruments we produce are typically used in either open, minimally invasive, or revision implant procedures and can generally be categorized as:

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

We seek to collaborate with our customers early in the development process to facilitate the concurrent design of the implant system and the instruments that will accompany the system. Our implant-specific instruments generally include customized reamers, cutting blocks, broaches, rasps, guides and other instruments designed to accommodate the unique size, shape and other features of our customers’ implant systems. These instruments are used by the surgeon to cut and shape bone and cavities during the surgical procedure and to align and fit the implant system. We are recognized in the orthopedic community for constructing these instruments to extremely tight tolerances.

Procedure-Specific Instruments.   We also manufacture independently developed instruments referred to as our Symmetry Products. We have developed these products through our years of experience serving the orthopedic market and our investments in research and development. Complete implant procedure instrument sets typically include certain instruments that are designed for a particular type of procedure but can be used with the implant systems of multiple companies. By purchasing our proven Symmetry Products, customers can leverage our extensive experience and expertise to complete their instrument sets more quickly and efficiently.

Our Symmetry Products include successful hip and knee revision systems. Instruments that make up revision systems, which are used to remove orthopedic implants, are typically designed for a specific type of procedure but can be used to remove various brands of implants. These self-contained systems include an assortment of osteotome blades that assist the surgeon in separating an implant from cement or bony in-growth where access is limited, while minimizing damage to the bone. Our established revision systems can also be readily modified for a customer by adding additional instruments. For example, we developed a hip revision system in 1996 that we currently sell to six different customers, with the system being customized for each customer.

Cases

We produce a wide range of plastic, metal and hybrid cases used in over 25 medical device markets, including orthopedic, arthroscopy, osteobiologic, endoscopy, cardiovascular, dental, ophthalmology, diagnostic imaging and ear, nose and throat surgical procedures. Cases are used to store, transport and arrange implant systems and other medical devices and related surgical instruments. Our cases are generally designed to allow for sterilization and re-use after an implant or other surgical procedure is performed. Our plastic cases are designed to withstand the intense heat produced during the sterilization process.

The majority of the cases we make are tailored for specific implant procedures so that the instruments, implants and other devices are arranged within the case to match the order of use in the procedure and are securely held in clearly labeled, custom-formed pockets. We seek to collaborate with our customers early in the development processes to facilitate the concurrent design of the case and related instruments.

We also produce standard cases which are primarily used in those non-orthopedic market segments where the security or presentation of the instruments and devices is less important. Over the past two years, we have made a significant investment to obtain 510(k) clearance for our PolyVac line of standard cases through the FDA pre-market notification process. We believe this allows our customers to reduce time to market and to reallocate financial and human resources that would otherwise be spent on compliance efforts, which provides us with a significant competitive advantage in selling our standard cases.

We have more than 25 patents related to our case designs and manufacturing processes. We believe that our complete line of plastic, metal and hybrid product offerings strategically positions us in the case market.

Highlights of our case product offerings include:

•     Orthopedic Cases.   We produce custom metal, plastic and hybrid cases designed to store, transport and arrange surgical instruments and related implant systems for orthopedic device manufacturers. Proper identification of instruments, such as reamers which are generally included in a range of sizes in one to two millimeter increments, is critical in orthopedic implant procedures. Our graphics and thermo formed tray pockets provide a secure and organized arrangement to assist surgeons during procedures.

•     Dental Cases.   We produce cases used in dental implant and general dental procedures. Dental implant cases are typically complex and include many levels of trays, while cases used in general dental procedures tend to be smaller and less complex.

•     Other Cases.   We also manufacture and sell cases for arthroscopy, osteobiologic, endoscopy, cardiovascular, ophthalmology, diagnostic imaging and ear, nose and throat procedures.

Specialized Non-healthcare Products and Services

We offer specialized non-healthcare products and services on a limited basis. One of our UK based facilities acquired as part of the Mettis acquisition produced a range of cutting tools, cutlery and surgical instruments in the 1950’s. This facility evolved to focus on net shaped forgings, which resulted in a business focusing on orthopedic instruments and aerospace products for jet engines in the late 1990’s. Thereafter, this facility began focusing our net shaped forging capabilities on orthopedic implants and shifting our non-healthcare operations toward product development support and specialized products. Our core design, engineering and manufacturing competencies give us the expertise to offer specialized non-healthcare products and services. Our non-healthcare products primarily are net shaped aerofoils and non-rotating aircraft engine forgings produced for our aerospace customers.

Product Development

Our Design and Development Centers provide dedicated expertise and greater coordination for our design, engineering and prototyping services. The main Design and Development Center is located in Warsaw, Indiana, and brings together talented engineering and design personnel and provides them with state-of-the-art design software and prototyping equipment. Our Design and Development Centers serve to centralize and better institutionalize our design and engineering knowledge and creates a fertile environment for new product development. We can coordinate the product development projects for our customers as well as the efforts of our engineers and designers in order to ensure that we have the appropriate people and technology focused on particular product development initiatives. Symmetry also has Design & Development Centers in Memphis, TN, Manchester, NH, Lansing, MI and Cheltenham, UK. We intend to open our new, larger Warsaw Design & Development Center in April 2006.

We seek to collaborate with our customers’ product development teams and to assist in the design, engineering and prototyping of new medical device systems from the beginning of the development process. Our sales staff is technically trained and works closely with our customer’s staff. As new product concepts are formulated, our sales people bring in our design and engineering personnel and leverage the resources of our Design and Development Centers to provide dedicated design teams with exceptional knowledge and experience. As a project evolves, we can rapidly create prototypes of the proposed product, instrument, case or implant. Working closely with our customers through the conceptual, planning and prototyping stages positions allows us to quickly scale up for manufacturing of the product.

In addition to supporting our customers’ product development efforts, our Design and Development Centers are continuously developing our own product lines, referred to as Symmetry Products. We develop products by leveraging years of experience and knowledge, investing in research and development and continually seeking to expand our knowledge of the marketplace by consulting surgeons and other end users of our products. We currently offer over 500 internally developed products, including instruments for minimally invasive surgical implant procedures and hip and knee revision systems.

Environmental Issues

Our discussion of environmental issues is presented under the caption “Environmental” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Capital Investment

Information concerning our capital expenditures is presented under the caption “Capital Expenditures” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Customers

We supply our products primarily to manufacturers in the medical device market. Our customers include all of the large orthopedic device manufacturers, including Biomet Inc., DePuy Inc. (a subsidiary of Johnson & Johnson), Medtronic Sofamor Danek, Smith & Nephew plc, Stryker Corporation, and Zimmer Holdings, Inc. We also have established relationships, primarily through our cases product offerings, with leading medical device manufacturers in numerous other medical device market segments, including Cardinal Health, Inc., 3i and St. Jude Medical Inc. We sold to approximately 750 customers, including over 100 new customers, in fiscal 2005. We may experience a seasonal impact of the orthopedic industry on revenue in the third quarter because many of our products are used in elective procedures that tend to decline to some degree during the summer months. Sales to our ten largest customers represented 78.8% and 78.7% of our revenue in 2005 and fiscal 2004, respectively. Our two largest customers accounted for 33.2%, and 13.6% of our revenue in fiscal 2005 and our three largest customers accounted for 25.4%, 14.6% and 13.6% of our revenue in fiscal 2004. Our three largest customers in alphabetical order in fiscal 2004 were DePuy, Smith & Nephew and Zimmer and our two largest customers in alphabetical order for fiscal 2005 were DePuy and Zimmer. No other customer accounted for more than 10% of our revenue in fiscal 2005 or fiscal 2004. We typically serve several product teams and facilities within each of our largest customers, which mitigates our reliance on any particular customer.

We sell our products to customers domestically and in a number of regions outside the United States. In addition, our customers often distribute globally products purchased from us in the United States. Set forth below is a summary of revenue by selected geographic locations in our last three fiscal years, based on the location to which we shipped our products:

Percent of Revenue by Geographic Location

	Fiscal Year Ended
	2005	2004	2003
United States	65.1%	66.6%	73.2%
United Kingdom	12.5%	13.3%	16.1%
Ireland	12.3%	10.3%	7.2%
Other foreign countries	10.1%	9.8%	3.5%
Total net revenues	100.0%	100.0%	100.0%

Sales and Marketing

Our sales and marketing efforts emphasize our design and engineering expertise, internally developed Symmetry Products, manufacturing capabilities, international distribution network and our ability to provide customers with a comprehensive product offering. We are increasingly presenting our products and services to customers in a Total Solutions® concept which offers the customer a collaborator for developing complete implant, instrument and case solutions.

We have over 70 sales and marketing personnel worldwide. In addition to our internal sales efforts, we also sell standard cases through distributors. Our sales personnel are trained in all of our products and services in order to cross-sell and identify opportunities outside their immediate area of focus. We typically serve several product teams and facilities within each customer which diminishes our reliance on any one purchasing decision. Our customer base for cases extends into nearly every segment of the medical device market. We believe there is a significant opportunity to leverage our existing relationships among this customer base to achieve greater penetration of our customized instrument and implant products. We intend to increase our marketing of implants, instruments and our Total Solutions® concept to these customers.

Our sales personnel are technically trained and are based in close proximity to or located at our largest customers’ sites. This physical proximity allows sales personnel to engage quickly with the marketing, design, engineering and purchasing staffs of these orthopedic device manufacturers. Our sales people are empowered to bring in design and engineering product development teams to facilitate a customer’s efforts. Our goal is to collaborate with customers early in the development cycle and to continue through production, packaging, delivery and logistics.

Manufacturing

We have manufacturing facilities in the United States, the United Kingdom and France. We have made significant investments in recent years to modernize our production facilities, improve our production processes and develop superior technical skills that complement our manufacturing capabilities. These investments have allowed us to continue to improve the quality of our products, increase our manufacturing capacity and improve our efficiency. Our manufacturing processes include:

•     Forging.   Our forging process uses presses to force heated metal between two dies (called tooling) that contain a precut profile of the desired implant. The forging process enhances the strength of an implant, which is important for hip stems and other implants that must withstand significant stress. Many customers prefer forging because it provides greater mechanical properties. We forge gross shaped, near-net shaped and net shaped implants. Our know-how enables us to produce precision net shaped forgings in large volumes.

•     Casting.   In the casting process, metal is heated until it is liquid and then poured into an implant mold. Casting can be used to produce implants with intricate shapes. We have developed a technologically advanced, highly automated, casting facility in Sheffield, United Kingdom.

•     Plastic and Metal Forming.   Our know-how and technology facilitates our extensive plastic and metal forming capabilities. We use thermo form processes to draw uniform plastic cases and specialized equipment to form metal. Our laser controlled metal working machines allow us to punch and shape metal in intricate and complex detail.

•     Machining / Finishing.   Machining is used extensively to enhance our forged, cast and formed products. We use computer numerically controlled, multi-axis and wire electric discharge equipment to cut, bend, punch, polish and otherwise shape or detail metal or plastic. Our finishing processes include polishing, laser etch marking, graphics and other customer specific processes.

The majority of products that we produce are customized to the unique specifications of our customers. Our ability to maintain flexible operations is an important factor in maintaining high levels of productivity. We primarily use “just-in-time” manufacturing and flexible manufacturing cells in our production processes. Just-in-time manufacturing is a production technique that minimizes work-in-process inventory and manufacturing cycles. Manufacturing cells are clusters of individual manufacturing operations and work stations grouped in a circular configuration, with the operators placed centrally within the configuration. Cell manufacturing provides flexibility by allowing efficient changes to the number of operations each operator performs, which enhances our ability to maintain product volumes that are consistent with our customers’ requirements and reduce our level of inventory.

We use raw materials, including titanium, cobalt chrome, stainless steel and nickel alloys, and various other components in the manufacture of our products. Although we generally believe these materials are readily available from multiple sources, from time to time we rely on a limited number of suppliers and in some cases on a single source vendor. For example, we obtain patented plastic, which is designed to withstand intense heat produced during frequent sterilizations, from a single supplier for use in our instrument handles and plastic cases.

Quality Assurance

We maintain a comprehensive quality assurance and quality control program, which includes the control and documentation of all material specifications, operating procedures, equipment maintenance and quality control methods. Our quality systems are based upon FDA requirements and the ISO standards for medical device manufacturers. We believe that all of our facilities are currently in substantial compliance with regulations applicable to them. For example, in the United States and United Kingdom these regulations include the current good manufacturing practice regulations and other quality system regulations imposed by the FDA. Our Sheffield, United Kingdom facility and our United States based facilities are registered with and audited by the FDA. Our line of PolyVac standard case received FDA 510(k) clearance, which can reduce our customers’ burden in obtaining FDA approval. Our facilities have obtained numerous industry-specific quality and regulatory assurance certifications.

Competition

Our customers, to varying degrees, are capable of internally developing and producing the products we provide. While we believe that our comprehensive services and core production competencies allow medical device companies to reduce costs and shorten time to market, one or more of our customers may seek to expand their development and manufacturing operations which may reduce their reliance on independent suppliers such as ours.

We also compete with independent suppliers of implants, instruments and cases to medical device companies. The majority of these suppliers is privately owned and produces some, but not all, of the products required in orthopedic implant systems. We believe that we are the only independent supplier to offer a complete implant, instrument and case solution to orthopedic device manufacturers. We compete with other independent suppliers primarily on the basis of development capability, breadth of product offering, manufacturing quality, cost and service. We believe that we are the largest independent supplier of implants, instruments and cases to orthopedic device manufacturers. However, other independent suppliers may consolidate and some of our current and future competitors, either alone or in conjunction with their respective parent corporate groups, may have financial resources and research and development, sales and marketing, and manufacturing capabilities and brand recognition that are greater than ours.

Intellectual Property

We believe our patents are valuable; however, our knowledge, experience, proprietary and trade secret information, manufacturing processes, product design and development staff and sales staff have been equally or more important in maintaining our competitive position. We seek to protect our non-patented know-how, trade secrets, processes and other proprietary confidential information principally through confidentiality, non-compete and invention assignment agreements.

We currently own 42 U.S. and 14 foreign patents related to our cases and instruments. These patents expire at various times beginning in 2006 and ending in 2020. We also have 26 U.S. and 6 foreign patent applications at various stages of approval. Our policy is to aggressively protect technology, inventions and improvements that we consider important through the use of patents, trademarks, copyrights and trade secrets in the United States and significant foreign markets.

While we do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by third parties, we cannot provide complete assurance that we do not infringe any patents or other proprietary rights held by third parties. If our products were found to infringe any proprietary right of a third party, we could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or other proprietary information we own and to determine the validity and scope of our proprietary rights.

We cannot provide complete assurance that our existing or future patents, if any, will afford adequate protection, that any existing patent applications will result in issued patents, that our patents will not be circumvented, invalidated, or held unenforceable, that our proprietary information will not become known to, or be independently developed by, our competitors, or that the validity or enforceability of any patents or other intellectual property owned by or licensed to us will be upheld if challenged by others in litigation. Due to these and other risks, we do not rely solely on our patents and other intellectual property to maintain our competitive position. Although intellectual property is important to our business operations and in the aggregate constitutes a valuable asset, we do not believe that any single patent, trade secret, trademark or copyright, or group of patents, trade secrets, trademarks or copyrights is critical to the success of our business.

Employees

As of January 28, 2006, we had 1,862 employees. Our employees are not represented by any unions. From time to time in the past, however, some of our employees have attempted to unionize at two of our facilities. We believe that we have a good relationship with our employees.

Executive Officers of the Registrant

Set forth below are the name, age, position and a brief account of the business experience of each of the Corporation’s executive officers, and key employees, as of December 31, 2005.

Name	Age	Position
Executive Officers:
Brian Moore	59	President and Chief Executive Officer
Fred Hite	38	Senior Vice President and Chief Financial Officer
Andrew Miclot	50	Senior Vice President, Marketing, Sales, Business Development and Investor Relations Officer
D. Darin Martin	54	Senior Vice President, Quality Assurance/Regulatory Affairs and Compliance Officer
Richard J. Senior	42	Senior Vice President and General Manager, Europe

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

Available Information

Symmetry Medical Website.   Our Annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website www.symmetrymedical.com (from the “Investors” link on the home page, and “SEC Filings” within the “Investors” box located in the text) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). If you wish to receive a hard copy of any exhibit to our reports filed with or furnished to the SEC, such exhibit may be obtained, upon payment of reasonable expenses, by writing to: Fred Hite, Senior Vice President, Chief Financial Officer and Secretary, Symmetry Medical Inc., 220 W. Market Street, Warsaw, IN 46580. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Information relating to corporate governance at Symmetry, including our Principles of Corporate Governance, Code of Conduct (including our Code of Ethics for Senior Financial Officers), Code of Business Conduct and Ethics for Board Members and information concerning our executive officers, directors and Board committees (including committee charters), and transactions in Symmetry securities by directors and officers, is available on or through our website at www.symmetrymedical.com under the “Corporate Governance” and Investor Relations” captions.

We are not including the information on our website as a part of, or incorporating it by reference into, our Form 10-K.

ITEM 1A.   RISK FACTORS

Our profitability is subject to risks described under this section on “Risk Factors” described below. Although the following are not necessarily the only ones facing our company, our business, financial condition or results of operations they could be maternally adversely affected by many of the following risks.

Risks Related to Our Business

We depend heavily on sales to our significant customers, and our business could be adversely affected if any of them reduced or terminated purchases from us.

A limited number of large orthopedic device manufacturers, all of whom are our customers, control the predominate share of the orthopedic device market. We depend heavily on revenue from these large companies. Revenue from our ten largest customers represented approximately 78.8% of our revenue in fiscal year 2005 and 78.7% of our revenue in fiscal year 2004. Our two largest customers accounted for approximately 33.2% and 13.6% of our revenue in the fiscal year 2005 and our three largest customers accounted for 25.4%, 14.6% and 13.6% of our revenue in fiscal 2004.

We expect that we will continue to depend on a limited number of large customers for a significant portion of our revenue. In addition, our customer base could become more concentrated if, among other things, there is further consolidation among orthopedic device manufacturers. If a significant customer reduces or delays orders from us, terminates its relationship with us or fails to pay its obligations to us, our revenues could decrease significantly.

If we are unable to continue to improve our current products and develop new products, we may experience a decrease in demand for our products or our products could become obsolete, and our business would be adversely affected.

We sell our products to customers in markets that are characterized by technological change, product innovation and evolving industry standards. We are continually engaged in product development and improvement programs, both in collaboration with our customers and independently. Our customers may engage in additional in-house development and manufacturing, and we may be unable to compete effectively with our independent competitors, unless we can continue to develop and assist our customers in developing innovative products. Our competitors’ product development capabilities could become more effective than ours, and their new products may get to market before our products, may be more effective or less expensive than our products or render our products obsolete. If one or more of these events were to occur, our business, financial condition and results of operation could be adversely affected.

We face competition from our customers’ in-house capabilities, established independent suppliers and potential new market entrants, and if we lose customers it could have an adverse effect on our revenue and operating results.

Our customers have varying degrees of development and manufacturing capabilities, and one or more of them may seek to expand their in-house capabilities in the future, including adding capacity in existing sites or expanding into low labor cost areas such as Asia. Many of our customers are larger and have greater financial and other resources than we do and can commit significant resources to product development and manufacturing. Most of our independent competitors are smaller companies, many of which have close customer relationships and either a low cost structure or highly specialized design or production capabilities. Our independent competitors may consolidate and some of our current and future competitors, either alone or in conjunction with their respective parent corporate groups, may have financial resources and research and development, sales and marketing and manufacturing capabilities or brand recognition that are greater than ours. In addition, the innovative nature of our markets may attract new entrants to the field. Our products may not be able to compete successfully with the products of other companies, which could result in the loss of customers and, as a result, decreased revenue and operating results.

If product liability lawsuits are brought against us or our customers our business may be harmed.

The manufacture and sale of our healthcare and other products, including our aerospace products, expose us to potential product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design or manufacturing flaws in, our products, or use of our products with components or systems not manufactured by us. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or otherwise require us to pay significant damages, which could adversely affect our earnings and financial condition.

We carry product liability insurance but it is limited in scope and amount and may not be adequate to protect us against product liability claims. We may be unable to maintain this insurance at reasonable costs and on reasonable terms, if at all.

Our operating results are subject to significant potential fluctuation and you should not rely on historical results as an indication of our future results.

Our operating results have fluctuated in the past and may vary significantly from quarter to quarter or year to year in the future due to a combination of factors, many of which are beyond our control. These factors include:

•  the timing of significant orders and shipments, including the effects of changes in inventory management practices by our customers;

•  the number, timing and significance of new products and product introductions and enhancements by us, our customers and our competitors;

•  changes in pricing policies by us and our competitors;

•  changes in medical treatment or regulatory practices;

•  restrictions and delays caused by regulatory review of our customers’ products;

•  recalls of our customers’ products;

•  availability and cost of raw materials; and

•  general economic factors.

Our quarterly revenue and operating results may vary significantly in the future and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of our future performance. We cannot assure you that our revenue will increase or be sustained in future periods or that we will be profitable in any future period. Any shortfalls in revenue or earnings from levels expected by securities or industry analysts could have an immediate and significant adverse effect on the trading price of our common stock in any given period.

If we do not retain key individuals and retain and attract skilled manufacturing workers, we may not be able to operate successfully, and we may not be able to meet our strategic objectives.

Our success depends in part upon the retention of key managerial, sales and technical personnel, particularly skilled manufacturing workers. We compete for such personnel with other companies and other organizations, many of which are larger and have greater name recognition and financial and other resources than we do. There can be no assurance that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. The loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully.

We compete with numerous precision manufacturing companies to attract and retain qualified and highly skilled manufacturing employees. Our Warsaw, Indiana facilities, in particular, faces significant competition, including from certain of our customers and other companies located in or near Warsaw that are larger and have greater financial and other resources than we do, for skilled production employees. If we are not able to retain and attract skilled manufacturing employees, we may be unable to support our anticipated growth, which could adversely affect our profitability.

A significant shift in technologies or methods used in the treatment of damaged or diseased bone and tissue could make our products obsolete or less attractive.

The development of new technologies could reduce demand for our products. For example, pharmaceutical advances could result in non-surgical treatments gaining more widespread acceptance as a viable alternative to orthopedic implants. The emergence of successful new biological tissue-based or synthetic materials to regenerate damaged or diseased bone and to repair damaged tissue could increasingly minimize or delay the need for implant surgery and provide other biological alternatives to orthopedic implants. New surgical procedures could diminish demand for our instruments. A significant shift in technologies or methods used in the treatment of damaged or diseased bone and tissue could adversely affect demand for our products.

We depend on third party suppliers, and in some cases a single third party supplier, for key components and raw materials used in our manufacturing processes and the loss of these sources could harm our business.

We use titanium, cobalt chrome, stainless steel and nickel alloys, and various other raw materials in our products. Although we generally believe these materials are readily available from multiple sources, from time to time we rely on a limited number of suppliers and in some cases on a single source vendor. For example, we obtain patented Radel R plastic, which is designed to withstand intense heat produced during frequent sterilizations, for use in our instrument handles and plastic cases from a single supplier. Any supply interruption in a limited or sole-sourced component or raw material could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms if at all. This could interrupt our business or reduce the quality of our products.

If we are unable to manage changes in our business and our anticipated growth, our business could be harmed.

Our acquisition of Mettis on June 11, 2003 significantly increased the size and scope of our operations. Our business has continued to grow at a fast pace since the acquisition, and we believe we will continue to grow at a significant rate. Rapid growth of our business may place a strain on our managerial, operational and financial resources and systems. To execute our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. Any failure by us to expand and train our work force or increase production capacity or otherwise manage our growth effectively could have an adverse effect on our ability to achieve our business strategy. Our growth may be impaired if we are unable to meet the demands of our customers, which could result in our customers turning to alternative suppliers.

Our current or future levels of indebtedness may limit our ability to operate our business, finance acquisitions and pursue new business strategies.

As of December 31, 2005, our total indebtedness, including short-term debt, long-term debt and capital lease obligations, was $39.3 million. As of December 31, 2005, we had an additional $40.0 million of borrowings available under our revolving credit facility. Although covenants under our senior credit facility limit our ability to incur additional indebtedness, in the future we may incur additional debt to finance acquisitions, business opportunities, capital expenditures or other capital requirements.

Our indebtedness could:

•  make us more vulnerable to unfavorable economic conditions;

•  make it more difficult to obtain additional financing in the future for working capital, capital expenditures or other general corporate purposes;

•  require us to dedicate or reserve a large portion of our cash flow from operations for making payments on our indebtedness, which would prevent us from using it for other purposes;

•  make us susceptible to fluctuations in market interest rates that affect the cost of our borrowings to the extent that our variable rate debt is not covered by interest rate derivative agreements; and

•  make it more difficult to pursue strategic acquisitions, alliances and collaborations.

Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Some of these factors are beyond our control. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among others, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we may be required to refinance our debt or to dispose of assets to obtain funds for such purpose. We cannot assure you that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our debt instruments. To the extent we incur additional indebtedness or other obligations in the future, the risks associated with our indebtedness described above, including our possible inability to service our debt, would increase.

Our senior credit facility contains restrictions that limit our ability to pay dividends, incur additional debt, make acquisitions and make other investments.

Our senior credit facility contains covenants that restrict our ability to make distributions to stockholders or other payments unless we satisfy certain financial tests and comply with various financial ratios. If we do not satisfy these tests or comply with these ratios, our creditors could declare a default under our debt instruments, and our indebtedness could be declared immediately due and payable. Our ability to comply with the provisions of our senior credit facility may be affected by changes in economic or business conditions beyond our control.

Our senior credit facility also contains covenants that limit our ability to incur indebtedness, acquire other businesses and make capital expenditures, and impose various other restrictions. These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. We may be unable to comply with the forgoing financial ratios or covenants and, if we fail to do so, we may be unable to obtain waivers from our lenders.

Our future capital needs are uncertain and we may need to raise additional funds in the future.

Our future capital needs are uncertain and we may need to raise additional funds in the future through debt or equity offerings. Our future capital requirements will depend on many factors, including:

•  revenue generated by sales of our products;

•  expenses incurred in manufacturing and selling our products;

•  costs of developing new products or technologies;

•  costs associated with capital expenditures;

•  costs associated with our expansion;

•  costs associated with regulatory compliance, including maintaining compliance with the quality system regulations imposed by the FDA; and

•  the number and timing of acquisitions and other strategic transactions.

As a result of these factors, we may need to raise additional funds, and these funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or convertible debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business strategy, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

We may not realize all of the sales expected from new product development programs.

We incur substantial expenses in developing and testing new products and related devices. The realization of additional revenue from new product development efforts is inherently subject to a number of important risks and uncertainties, including, directly or indirectly, end-user acceptance of the product, reimbursement approval of third-party payors such as Medicaid, Medicare and private insurers and, in some cases, FDA or comparable foreign regulatory approval of the product. In addition, our customers typically have no contractual requirement to purchase from us the products that we develop for their medical devices, and they could seek to have another supplier or in-house facilities manufacture products that we have developed for their medical devices. We also incur costs and make capital expenditures for new product development and production based upon certain estimates of production volumes for our existing and anticipated products. If the actual demand for our products is less than planned, our revenue and net income may decline.

Our earnings could decline if we write off goodwill or intangible assets created as a result of our various acquisitions.

As a result of acquisitions we have accumulated a substantial amount of goodwill, amounting to $124.5 million as of December 31, 2005, or approximately 36.8% of our total assets as of such date. Goodwill and certain intangible assets are not amortized but rather are tested for impairment by us annually or more frequently if an event occurs or circumstances develop that would likely result in impairment. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition. We completed annual impairment tests as of October 2005 and 2004 and concluded at those dates that no impairment of goodwill or intangible assets existed. During 2002, in connection with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, we recognized impairment of approximately $1.1 million, which is reflected as a cumulative effect of accounting change in our statement of operations. In the future, we could recognize impairment of our goodwill or other intangible assets, and that impairment could result in a charge to our results of operation and have an adverse effect on our financial condition.

If we are unable to protect our intellectual property and property rights, or are subject to intellectual property claims by third parties, our business could be harmed.

We rely on a combination of patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish and protect our proprietary rights to our technologies and products. We cannot guarantee that the steps we have taken or will take to protect our intellectual property rights will be adequate or that they will deter infringement, misappropriation or violation of our intellectual property. Litigation may be necessary to enforce our intellectual property rights and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expenses and may not adequately protect our intellectual property rights. In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as U.S. laws, or at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries. If our trade secrets become known, we may lose our competitive advantages.

We seek to protect our trade secrets, know-how and other unpatented proprietary technology, in part, with confidentiality agreements with our employees, independent distributors and customers. We cannot assure you, however, that:

•  these agreements will not be breached;

•  we will have adequate remedies for any breach; or

•  trade secrets, know-how and other unpatented proprietary technology will not otherwise become known to or independently developed by our competitors.

We hold licenses with third parties that are necessary to utilize certain technologies used in the design and manufacturing of some of our products. The loss of such licenses would prevent us from manufacturing, marketing and selling these products, which could harm our business.

In addition, third parties may claim that we are infringing, misappropriating or violating their intellectual property rights. We could be found to infringe those intellectual property rights, which could affect our ability to manufacture any affected product. In addition, any protracted litigation to defend or prosecute our intellectual property rights could drain our financial resources, divert the time and effort of our management and cause customers to delay or limit their purchases of the affected product until resolution of the litigation.

Any litigation or claims against us, whether or not successful, could result in substantial costs and could harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•  cease selling or using any of our products that incorporate the challenged intellectual property, which could adversely affect our revenue;

•  obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and

•  redesign or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do so.

Efforts to acquire other companies or product lines may divert our managerial resources away from our business operations, and if we complete an acquisition, we may incur or assume additional liabilities or experience integration problems.

We may seek to acquire businesses or product lines for various reasons, including to provide new product manufacturing and service capabilities, add new customers, increase penetration with existing customers or expand into new geographic markets. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings. These efforts could divert the attention of our management and key personnel from our business operations. If we complete acquisitions, we may also experience:

•  difficulties in integrating any acquired companies, personnel and products into our existing business;

•  delays in realizing the benefits of the acquired company or products;

•  diversion of our management’s time and attention from other business concerns;

•  limited or no direct prior experience in new markets or countries we may enter;

•  higher costs of integration than we anticipated;

•  difficulties in retaining key employees of the acquired business who are necessary to manage these businesses;

•  difficulties in maintaining uniform standards, controls, procedures and policies throughout our acquired companies; or

•  adverse customer reaction to the business combination.

In addition, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize acquisition expenses and acquired assets.

We are subject to risks associated with our foreign operations.

We have significant international operations, specifically in the United Kingdom and France. Certain risks are inherent in international operations, including:

•  difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•  foreign customers who may have longer payment cycles than customers in the United States;

•  tax rates in certain foreign countries that may exceed those in the United States and foreign earnings that may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

•  general economic and political conditions in countries where we operate or where end users of orthopedic devices reside may have an adverse effect on our operations;

•  difficulties associated with managing a large organization spread throughout various countries;

•  difficulties in enforcing intellectual property rights; and

•  required compliance with a variety of foreign laws and regulations.

As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or our business as a whole.

Currency exchange rate fluctuations could have an adverse effect on our revenue and financial results.

We generate a significant portion of our revenue and incur a significant portion of our expenses in currencies other than U.S. dollars. Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments. To the extent that we are unable to match revenue received in foreign currencies with costs incurred in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results. During fiscal year 2003 and 2004, we benefited from foreign exchange rates, in particular because of the weakening U.S. dollar versus both the pound sterling and the euro, the primary currencies to which we are exposed. The U.S. dollar has recently strengthened against these currencies and caused an unfavorable impact to operations in fiscal 2005. We cannot assure you that exchange rates will not impact us favorably or unfavorably in the future. In addition, as of December 31, 2005, we did not hold or issue foreign exchange options or forward contracts to mitigate this risk; however, we may enter into such agreements in the future. Any change in the exchange rates of currencies of jurisdictions into which we sell products or incur expenses could result in a decrease in our revenue or operating income.

We may be adversely affected as a result of the long lead times required for sales of certain new products.

We often compete for business at the beginning of the development of new medical devices or upon customer redesign of existing medical devices. Our customers generally must obtain clearance or approval from the FDA before commercially distributing their products. Unless exempt, a new medical device must be approved for commercial distribution in the United States by the FDA through the 510(k) pre-market Notification Process or, in some cases, through the more burdensome pre-market approval, or PMA, process. It generally takes three to six months from the date of submission to the FDA to obtain

510(k) clearance and one to three years from the date of submission to the FDA to obtain approval through the PMA process, but in each case may take significantly longer. This results in long lead times for some of our customers’ new products, which may make it difficult in the short term for us to obtain sales of new products to replace any unexpected decline in sales of existing products.

We may be adversely impacted by work stoppages and other labor matters.

Currently, none of our employees are unionized. However, from time to time some of our employees have attempted to unionize at two of our facilities. In addition, some of our orthopedic device customers have unionized work forces. While we have not experienced any adverse effects from work stoppages or low-downs at our customers’ facilities, work stoppages or slow-downs experienced by us, our suppliers or our customers or their suppliers could result in slow-downs or closures of facilities where our products are made or used. We cannot assure you that we will not encounter strikes, further unionization efforts or other types of conflicts with labor unions or our employees, which could have an adverse effect on our financial results.

If a natural or man-made disaster strikes one or more of our manufacturing facilities, we may be unable to manufacture certain products for a substantial amount of time and our revenue could decline.

We have thirteen manufacturing facilities, which are located in the United States, the United Kingdom and France. These facilities and the manufacturing equipment and personnel know-how that we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. In the event that one of our facilities was affected by a disaster, we would be forced to attempt to shift production to our other manufacturing facilities or rely on third-party manufacturers, and our other facilities or a third-party manufacturer may not have the capability to effectively supply the affected products. Although we have insurance for damage to our property and the interruption of our business, this insurance may not be sufficient in scope or amount to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Risks Related to Our Industry

Orthopedic device manufacturers have significant leverage over their independent suppliers and consolidation could increase their leverage, which could result in the loss of customers or force us to reduce our prices.

We compete with many distributors and manufacturers to develop and supply implants, surgical instruments and cases to a limited number of large orthopedic device manufacturers. As a result, orthopedic device manufacturers have historically had significant leverage over their independent suppliers. For example, independent suppliers like us are subject to continuing pressure from the major orthopedic device manufacturers to reduce the cost of products and services while maintaining quality levels. In recent years, the medical device industry has experienced substantial consolidation. If the medical device industry, and the orthopedic device industry in particular, continues to consolidate, competition to provide products and services to orthopedic device manufacturers may become more intense. Orthopedic device manufacturers may seek to use their market power to negotiate price or other concessions for our products. If we are forced to reduce prices or if we lose customers because of competition, our revenue and results of operations would suffer.

Our business is indirectly subject to healthcare industry cost containment measures and other industry trends affecting pricing that could result in reduced sales of or prices for our products.

Acceptance of our customers’ products by hospitals, outpatient centers and physicians depend on, among other things, reimbursement approval of third-party payors such as Medicaid, Medicare and private insurers. The continuing efforts of government, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to lower reimbursement rates or non-reimbursement for medical devices that use our products. If that were to occur, medical device manufacturers might insist that we lower prices on products related to the affected medical device or they might significantly reduce or eliminate their purchases from us of these related products, which could affect our profitability.

We are aware of several legal developments that could negatively impact prices of orthopedic devices. At least one major hospital chain is seeking permission from the U.S. Office of the Inspector General to implement gain-sharing initiatives which could, if approved, negatively impact the prices of orthopedic devices because it would enable hospitals to consolidate vendors and share cost savings with doctors. We are also aware of governmental investigations of some of the largest orthopedic device companies reportedly focusing on consulting and service agreements between these companies and orthopedic surgeons. If one of these investigations results in a judgment against one of our large customers our results of operations could be negatively impacted.

We and our customers are subject to substantial government regulation that is subject to change and could force us to make modifications to how we develop, manufacture and price our products.

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Some of our manufacturing processes are required to comply with quality systems regulations, including current good manufacturing practice requirements that cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. Further, some of our facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA or other agencies. Failure to comply with applicable medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspensions of production, refusal of the FDA or other regulatory agencies to grant future pre-market clearances or approvals, withdrawals or suspensions of current clearances or approvals and criminal prosecution.

In addition, orthopedic implants and other medical devices produced by our customers are subject to intensive regulation and potential pre-approval requirements by the FDA and similar international agencies that govern a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. Compliance with these regulations may be time consuming, burdensome and expensive for our customers and, indirectly, for us to the extent that our customers’ compliance depends on our operations. These regulations could negatively affect our customers’ abilities to sell their products, which in turn would adversely affect our ability to sell our products. This may result in higher than anticipated costs or lower than anticipated revenue.

The regulations that we and our customers are subject to are complex, change frequently and have tended to become more stringent over time. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state levels. In addition, these regulations may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we sell our products in foreign countries, we may be subject to rigorous regulation in the future. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated revenue.

If our customers fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals to commercially distribute our future products our ability to sell our products could suffer.

Some of our medical devices are subject to rigorous regulatory pre-approval by the FDA and other federal, state and foreign governmental authorities. Our customers are typically responsible for obtaining the applicable regulatory approval for the commercial distribution of our products. The process of obtaining this approval, particularly from the FDA, can be costly and time consuming, and there can be no assurance that our customers will obtain the required approvals on a timely basis, if at all. The FDA, for example, assigns medical devices to one of three classes which determines, among other things, the type and degree of FDA approval required to commercially distribute the device in the United States. We produce Class I, II and III devices. Class I devices are deemed to present little risk to patients and are generally exempt from FDA approval requirements. Class II devices can generally be commercially distributed only after the device has received “510(k) clearance”. The FDA will clear marketing of a medical device through the 510(k) process if certain design, testing and validation requirements are met and it is demonstrated that the device is “substantially equivalent” to a device that was legally marketed prior to May 28, 1976, or to another commercially available device subsequently cleared through the 510(k) Pre-Market Notification process. This process generally takes three to six months, but may take substantially longer. Before a Class III device can be commercially distributed in the United States, a pre-market approval, or PMA, must be obtained from the FDA. The PMA process can be expensive and uncertain, requires detailed and comprehensive scientific and other data and generally takes between one and three years, but may take significantly longer. The commercial distribution of any products we develop that require regulatory clearance may be delayed. In addition, because we cannot assure you that any new products or any product enhancements we develop for commercial distribution in the United States will be exempt from the FDA market clearance requirements or subject to the shorter 510(k) clearance process, the regulatory approval process for our products or product enhancements may take significantly longer than anticipated by us or our customers.

We may be adversely affected by the impact of environmental and safety regulations.

We are subject to foreign, federal, state, local and foreign laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, and the management and disposal of hazardous materials and wastes; and the health and safety of our employees. We are also required to obtain permits from governmental authorities for certain operations. If we violate or fail to comply with these laws, regulations or permits, we could incur fines, penalties or other sanctions, which could have a material adverse effect on us. Environmental laws tend to become more stringent over time, and we could incur material expenses in the future relating to compliance with future environmental laws. In addition, we could be held responsible for costs and damages arising from any contamination at our past or present facilities or at third-party waste disposal sites. Such costs could be material. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur material liability as a result of any contamination or injury.

Risks Relating to Our Common Stock

Our common stock may be volatile and could decline substantially.

There has been significant volatility in the market price and trading volume of securities of companies operating in the medical device industry, including our company, which has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

•  actual or anticipated fluctuations in our operating results;

•  our announcements or our competitors’ announcements regarding new products, significant contracts, acquisitions or strategic investments;

•  loss of any of our key management or technical personnel;

•  conditions affecting orthopedic device manufacturers or the medical device industry generally;

•  product liability lawsuits against us or our customers;

•  clinical trial results with respect or our customers’ medical devices;

•  changes in our growth rates or our competitors’ growth rates;

•  developments regarding our patents or proprietary rights, or those of our competitors;

•  FDA and international actions with respect to the government regulation of medical devices and third-party reimbursement practices;

•  public concern as to the safety of our products;

•  changes in health care policy in the United States and internationally;

•  conditions in the financial markets in general or changes in general economic conditions;

•  our inability to raise additional capital;

•  changes in stock market analyst recommendations regarding our common stock, other comparable companies or the medical device industry generally, or lack of analyst coverage of our common stock;

•  sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of common stock; and

•  changes in accounting principles.

In the past, following periods of volatility in the market price of a particular company’s securities, litigation has often been brought against that company. If litigation of this type is brought against us, it could be extremely expensive and divert management’s attention and the company’s resources.

A large percentage of our voting stock is controlled by one principal stockholder whose interests may conflict with those of our other stockholders.

As of December 31, 2005 the Olympus Funds beneficially own 24.9% of our common stock. As a result of this ownership, the Olympus Funds have a substantial influence on our affairs and their voting power will constitute a large percentage of any quorum of our stockholders voting on any matter requiring the approval of our stockholders. Such matters include the election of directors, the adoption of amendments to our certificate of incorporation and by-laws and approval of mergers or sales of substantially all our assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. In addition, as of December 31, 2005, three of our seven directors, including the chairman of our board, are representatives of the Olympus Funds. The Olympus Funds may cause corporate actions to be taken even if the interests of the Olympus Funds conflict with the interests of our other stockholders.

We are no longer a “controlled company” within the meaning of the New York Stock Exchange Rules, and as a result will no longer qualify for exemptions from certain corporate governance requirements.

We are listed on the New York Stock Exchange and are therefore subject to the NYSE’s corporate governance rules. We are no longer a “controlled company” within the meaning of Section 303A of the NYSE’s Listed Company Manual. Furthermore, by July 19, 2006, all of our committees must be comprised solely of independent directors and a majority of the directors on our board must be independent. Currently our board consists of seven directors, three of whom are independent. During the phase-in period granted to us by the NYSE, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all NYSE corporate governance rules. If, by July 19, 2006 we do not comply with NYSE requirements, we may be subject to enforcement actions by the NYSE. In addition, this change in our board and committee membership may result in a change in corporate strategy and operating philosophies, and may result in deviations from our current growth strategy, and the board’s limited history of working together may inhibit its ability to function at current levels of efficiency.

A significant portion of our total outstanding shares may be sold into the market in the near future. If there are substantial sales of our common stock or the perception that these sales could occur, the price of our common stock could decline.

Our current stockholders hold a substantial number of shares of our common stock that they are able to sell in the public market in the near future. A significant portion of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares could significantly reduce the market price of our common stock. As of December 31, 2005, Olympus Funds held approximately 8.6 million shares of our common stock, including shares issuable upon the exercise of warrants, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Effective February 21, 2006, Olympus Funds distributed approximately 3.6 million net shares to investors in their fund. After this distribution, Olympus funds held approximately 5.0 million shares of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Our certificate of incorporation, our by-laws and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of the Delaware General Corporation Law, our certificate of incorporation and our by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

•  providing for a classified board of directors with staggered terms;

•  requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and by-laws;

•  eliminating the ability of stockholders to call special meetings of stockholders;

•  prohibiting stockholder action by written consent;

•  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

•  limiting the ability of stockholders to amend, alter or repeal the by-laws; and

•  authorizing of the board of directors to issue, without stockholder approval, shares of preferred stock with such terms as the board of directors may determine and shares of our common stock.

We are also protected by Section 203 of the Delaware General Corporation Law, which prevents us from engaging in a business combination with a person who becomes a 15.0% or greater stockholder for a period of three years from the date such person acquired such status unless certain board or stockholder approvals were obtained.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our corporate office is located in Warsaw, Indiana. We have operations facilities, including warehouse, administrative and manufacturing facilities, located at twelve locations throughout the world. We believe that these facilities are adequate for our current and foreseeable purposes and that additional space will be available if needed.

The lease on our approximately 122,000 square foot Manchester, New Hampshire facility is a capital lease that runs through October 1, 2016. The initial annual base rent under the lease, as amended, was $0.6 million, payable in equal monthly installments. On October 31, 2001, and every five years thereafter, including extensions, the annual base rent will change based on the percentage increase, if any, in the Consumer Price Index for the Northeast U.S. region. The current annual base rent under the lease is $0.7 million. We have an option to extend the lease for an additional five-year period and have a right of first opportunity to purchase the leased property.

The table below provides selected information regarding our facilities.

Location	Use	Approximate Square Footage(1)	Own/ Lease
Warsaw, Indiana	Instrument design and manufacturing	63,000	Own
Warsaw, Indiana	Design and Development Center; instrument design and manufacturing	17,000	Lease
Memphis, Tennessee	Design and Development Center	6,400	Lease
Warsaw, Indiana	Corporate headquarters	10,000	Own
Claypool, Indiana	Instrument design and manufacturing	22,500	Own
Cheltenham, United Kingdom	Instrument design and manufacturing	9,000	Lease
Cheltenham, United Kingdom	Instrument design and manufacturing	25,000	Lease
Manchester, New Hampshire	Plastic and metal case design and manufacturing	122,000	Lease
Villeneuve d’Ascq, France	Case design and assembly	10,800	Lease
Lansing, Michigan	Implant design, forging and machining	65,000	Own
Lansing Michigan	Implant Finishing and Design and Development Center	15,000	Lease
Sheffield, United Kingdom	Implant and specialized non-healthcare product design, forging, casting and machining	134,600	Own
Sheffield, United Kingdom	Implant machining	43,400	Own
Avilla, Indiana	Instrument and implant design and manufacturing	41,000	Lease

(1)   We own approximately 21 acres of land in Warsaw, Indiana, and approximately 9 acres in Lansing, Michigan. In fiscal 2005, we purchased approximately 3 acres of land adjacent to our Sheffield, United Kingdom facility. These sites are available for future expansion.

(2)   We are currently building a new Design & Development Center in Warsaw, Indiana on a portion of the 21 acres available. Completion is expected by April 2006 at an estimated cost of $2.5 million and will be approximately 30,000 square feet.

(3)   We are constructing a new building for future expansion at our Villeneuve d’Ascq, France location. The new facility will be 25,000 square feet and will be a leased facility. Estimated completion is March 2006.

 ITEM 3.   LEGAL PROCEEDINGS

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.                        MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange (the “NYSE”) under the trading symbol SMA. As of February 17, 2006, there were approximately 42 registered holders of record of our common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A., P.O. Box 43023, Providence, RI 02940-3023, telephone (877) 282-1168.

We have not in the two most recent fiscal years, and do not expect for the foreseeable future, to pay dividends on our common stock. Instead, we anticipate that our earnings in the foreseeable future will be used in the operation and growth of our business. The payment of dividends by us to holders of our common stock is restricted by our senior credit facility. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

We currently do not have a share repurchase plan or program.

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.

Our common stock has been listed on the New York Stock Exchange since our initial public offering on December 9, 2004. The following table sets forth, for the period indicated, the highest and lowest closing sale price for our common stock by quarter for 2005, as reported by the New York Stock Exchange:

	2005
	High	Low
Fourth Quarter	$23.65	$17.18
Third Quarter	$25.75	$22.42
Second Quarter	$24.31	$17.15
First Quarter	$22.26	$18.00

	2004
	High	Low
Fourth Quarter (Commencing December 9, 2004)	$21.05	$15.00

The closing sale price for our common stock on February 22, 2006 was $22.02.

Item 6.         SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the year indicated and should be read in conjunction with the disclosures to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements of this Form 10-K.

	Fiscal Year Ended
	2005	2004	2003(1)	2002	2001
	(dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$263,766	$205,391	$122,029	$65,395	$66,495
Cost of Revenue	185,227	145,081	86,124	47,859	48,205
Gross Profit	78,539	60,310	35,905	17,536	18,290
Selling, general, and administrative expenses	27,570	22,569	17,115	9,440	10,494
Operating Income	50,969	37,741	18,790	8,096	7,796
Interest expense, net	2,954	13,757	10,172	4,968	5,070
Loss on debt extinguishment	—	8,956 (5)	1,436 (2)	—	—
Interest rate swap valuation(3)	(98)	(1,451)	(1,358)	979	847
Other (income) expense	1,872	(740)	(374)	(42)	290
Income before income taxes and cumulative effect of accounting change	46,241	17,219	8,914	2,191	1,589
Income tax expense	14,441	5,524	3,009	841	1,400
Net income (loss) before cumulative effect of accounting change	31,800	11,695	5,905	1,350	189
Cumulative effect of accounting change(4)	—	—	—	(1,146)	(293)
Net income (loss)	31,800	11,695	5,905	204	(104)
Preferred stock dividends	—	(8,977)	(7,028)	(4,410)	(3,185)
Net income (loss) applicable to common shareholders	$31,800	$2,718	$(1,123)	$(4,206)	$(3,289)
Basic per share:
Net income (loss) applicable to common shareholders before cumulative effect of accounting change	$0.94	$0.16	$(0.10)	$(0.44)	$(0.44)
Cumulative effect of accounting change, net of tax	—	—	—	(0.17)	(0.04)
Net income (loss)	$0.94	$0.16	$(0.10)	$(0.61)	$(0.48)
Diluted per share:
Net income (loss) applicable to common shareholders before cumulative effect of accounting change	$0.92	$0.15	$(0.10)	$(0.44	$(0.44)
Cumulative effect of accounting change, net of tax	—	—	—	(0.17)	(0.04)
Net income (loss)	$0.92	$0.15	$(0.10)	$(0.61)	$(0.48)
Weighted average common shares and equivalent shares outstanding:
Basic	33,841	16,905	11,798	6,906	6,855
Diluted	34,670	17,767	11,798	6,906	6,855
Consolidated Statements of Operations Data:
Cash and cash equivalents	$12,471	$4,849	$2,348	$781	$835
Working capital	63,777	50,854	36,064	9,587	10,533
Total Assets	337,645	306,868	267,217	63,554	59,714
Long-term debt and capital lease obligations, less current portion	34,782	43,209	129,696	47,234	48,641
Redeemable preferred stock	—	—	—	3,530	—
Total shareholders’ equity (deficit)	253,255	216,145	100,390	(1,121)	(1,629)
Other Financial Data:
Depreciation and amortization	$13,674	$11,198	$6,662	$2,744	$4,151

(1)          Includes the results of Mettis since its acquisition on June 11, 2003.

(2)          In fiscal 2003, we refinanced substantially all of our existing indebtedness as part of the financing of the acquisition of Mettis, resulting in a loss on debt extinguishment of $1,436.

(3)          We entered into interest rate swap agreements to offset against changes in interest rates on our variable rate long-term debt. In accordance with SFAS No. 133, as amended, Accounting For Derivative Instruments and Hedging Activities, these agreements do not qualify for hedge accounting and accordingly, changes in the fair market value of such agreements are recorded each period in earnings.

(4)          For fiscal 2001, reflects the cumulative effect of change in accounting principles resulting in the adoption of SFAS No. 133. For fiscal 2002, reflects a write-off of goodwill in connection with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Upon completion of the adoption of SFAS No. 142, we determined that the fair market value of the goodwill was lower than book value for one reporting unit, which resulted in an impairment charge.

(5)          In fiscal 2004, we refinanced substantially all of our existing indebtedness as part of the proceeds from our December 9, 2004 initial public offering, resulting in a loss on debt extinguishment of $8,956. This charge includes $5.1 million of unamortized discount recorded upon the issuance of the subordinated notes and $3.9 million of deferred debt issuance costs as a result of the Mettis acquisition on June 11, 2003.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are the world’s largest independent provider of implants and related instruments and cases to orthopedic device manufacturers. We also design, develop and produce these products for companies in other segments of the medical device market, including dental, osteobiologic and endoscopy sectors, and provides limited specialized products and services to non-healthcare markets.

The global medical device market was estimated to be approximately $220 billion in 2004, according to our most recent research reports available. The orthopedic device segment of the medical device market was estimated to be approximately $19 billion in 2004, and is expected to grow approximately 12% annually to greater than $30 billion by 2008. Orthopedic devices principally consist of reconstructive implants used to replace or repair knees, hips, shoulders and other joints, as well as other orthopedic devices to repair bone fractures and the spine. There were approximately 1.7 million reconstructive orthopedic implant procedures performed globally in 2004, an increase of approximately 10% over the previous year. We expect continued growth in the orthopedic device market to be driven by a number of trends including:

•       growing elderly population;

•       aging, affluent and active “baby boomers”;

•       improving technologies that expand the market, including minimally invasive surgery;

•       successful clinical outcomes increasing patient confidence;

•       increasing patient awareness through orthopedic device companies’ direct marketing programs;

•       increasing volume of procedures to replace older implants (or revision procedures); and

•       developing international markets.

We acquired Mettis on June 11, 2003 for aggregate consideration of approximately $164 million. Mettis is a leading manufacturer of forged, cast and machined implants for global orthopedic device manufacturers. This acquisition added implants to our product offerings and increased our European presence. We offer a comprehensive line of implants, surgical instruments and cases for orthopedic device manufacturers on a global basis. In fiscal 2005, we had revenue of $263.8 million, operating income of $51.0 million and net income applicable to common shareholders of $31.8 million.

Our acquisition of Mettis enabled us to offer our customers “Total Solutions® ” for complete implant systems—implants, instruments and cases. While our revenue to date has been derived primarily from the sale of implants, instruments and cases separately, or instruments and cases together, our ability to provide Total Solutions® for complete implant systems has already proven to be attractive to our customers and we expect this capability will provide us with growth opportunities. In addition, we expect that our Total Solutions® capability will increase the relative percentage of value added products that we supply to our customers.

During fiscal 2005, we sold our products and services to approximately 750 customers, including over 100 new customers. Our two largest customers accounted for approximately 33.2% and 13.6% of our revenue in fiscal 2005 and our three largest customers accounted for 25.4%, 14.6% and 13.6% of our revenue in fiscal 2004. Our ten largest customers collectively accounted for approximately 78.8% and 78.7% of our revenue in fiscal 2005 and fiscal 2004, respectively. Within each of our largest customers, we typically serve several product teams and facilities, which diminishes our reliance on any single purchasing decision. Approximately 65.1%, 12.5%, 12.3% and 10.1% of our revenue in fiscal 2005 and approximately

66.6%, 13.3%, 10.3% and 9.8% of our revenue in fiscal 2004 was from sales to the United States, United Kingdom, Ireland and other foreign countries, respectively.

We believe that we have well-established relationships with our major customers and these relationships to a significant extent involve the sale of products that we have developed or modified specifically for our customers’ particular product lines. In connection with the launch of a new implant system, our customers typically provide a customized implant-specific instrument set in cases to end users (hospitals, outpatient centers and physicians) for use with the new implant system. As a result, our sales of instruments and cases in any particular period are significantly impacted by the amount of new product launch activity by our customers.

Our revenue from the sale of implants, instruments, cases and other products and services represented 39.2%, 32.9%, 21.0%, and 6.9% respectively, of our revenue in fiscal 2005, compared with 36.6%, 33.0%, 23.0% and 7.4% respectively, of our revenue in fiscal 2004.

Our management reviews and analyzes several trends and key performance indicators in order to manage our business. To assist us in evaluating our capacity, we monitor long-term trends in the orthopedic industry, which currently include the growing elderly population, general aging of the population, affluent and active “baby boomers”, improving technologies that expand the market, including minimally invasive surgeries, and other factors. Further, we consider the information obtained from discussions with our customers on the upcoming demand for our products, including new product launches. We use this information to determine an appropriate level of capital expenditures to meet the anticipated demand for our products. To this end, we recently added approximately 100,000 square feet of capacity through facility expansions and openings. In addition, we plan on moving our existing Villeneuve d’Ascq, France case facility to a newly-constructed, larger facility in Villeneuve d’Ascq, France and opening a new Design and Development Center in Warsaw, Indiana in the first quarter of 2006.

On an ongoing basis, our management considers several variables associated with the ongoing operations of the business, including scheduled production, utilization of machinery and equipment, monitoring purchasing activity and inventory levels and associated costs, headcount, overhead costs, and selling and general and administrative expenses.

Our revenues are affected by changes in the number and size of orders and the timing of delivery dates. Our revenues have fluctuated in the past and may vary in the future due to the effects of changes in inventory management practices and new product introductions by our customers.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenue for the periods indicated. Fiscal 2003 operating data in the table below includes the results of Mettis since its acquisition on June 11, 2003. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Fiscal Year Ended
	2005	2004	2003
Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%
Cost of Revenue	70.2%	70.6%	70.6%
Gross Profit	29.8%	29.4%	29.4%
Selling, general, and administrative expenses	10.5%	11.0%	14.0%
Operating Income	19.3%	18.4%	15.4%
Other (income) expense:
Interest expense	1.1%	6.7%	8.3%
Loss on debt extinguishment	—	4.4%	1.2%
Interest rate swap valuation	(0.0)%	(0.7)%	(1.1)%
Other	0.7%	(0.4)%	(0.3)%
Income before income taxes	17.5%	8.4%	7.3%
Income tax expense	5.5%	2.7%	2.5%
Net income	12.1%	5.7%	4.8%

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenue.   Revenue for fiscal 2005 increased $58.4 million, or 28.4%, to $263.8 million from $205.4 million in fiscal 2004. Revenue for each of our principal product categories in these periods was as follows:

	Fiscal Year Ended
Product Category	2005	2004
	(in millions)
Implants	$103.5	$75.1
Instruments	86.7	67.7
Cases	55.5	47.3
Other	18.1	15.3
Total	$263.8	$205.4

The $58.4 million increase in revenue resulted from increased implant, instrument, case, and non-healthcare/other sales of $28.4 million, $19.0 million, $8.2 million, and $2.8 million, respectively, as a result of increased demand from customers due primarily to continued industry growth and their launches of new systems. We estimate that global orthopedic device procedures grew at approximately 7% to 9% in 2005 and expect similar industry procedure growth in the near future. In addition to industry growth, our Total Solutions® model, new product offerings and increased implant finishing operations contributed to the increase in revenue.

Gross Profit.   Gross profit for fiscal 2005 increased $18.2 million, or 30.2%, to $78.5 million from $60.3 million in fiscal 2004. This increase in gross profit resulted from a slightly higher gross margin rate on significantly higher revenues. As a percentage of revenue, gross margin was 29.8% for the fiscal 2005 compared to 29.4% in fiscal 2004. This slight increase in gross margin was primarily driven by controlled fixed costs, which generated volume leverage.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses in fiscal 2005 increased $5.0 million, or 22.2%, to $27.6 million from $22.6 million in fiscal 2004. However, as a percentage of revenue, selling, general and administrative expenses declined to 10.5% of revenue in fiscal 2005 from 11.0% in fiscal 2004 despite increases related to Sarbanes-Oxley compliance and income tax consulting services. This 0.5% decrease as a percentage of revenue was driven by the 28.4% increase in revenue, which outpaced the rise in expenses of 22.2%. We expect an approximate $0.5 million reduction in total Sarbanes-Oxley compliance expenses in fiscal 2006 compared to fiscal 2005 as the initial implementation is now complete; however, we expect an increase related to stock-based compensation expense, which includes the impact of implementing FASB Statement No. 123(R).

Other (Income) Expense.   Interest expense for fiscal 2005 decreased $10.8 million, or 78.5%, to $3.0 million from $13.8 million in fiscal 2004. This decrease primarily reflects the decrease in senior and subordinated debt that resulted from the proceeds of our initial public offering of our common stock in the fourth quarter of fiscal 2004. The $9.0 million loss on debt extinguishment incurred in the fourth quarter of fiscal 2004 was also due to the debt reduction as part of this initial public offering. Approximately $0.9 million of Other expense for fiscal 2005 was due to costs paid in connection with the secondary public offering completed in the third quarter of 2005.

Provision for Income Taxes.   Our effective tax rate was 31.2% in fiscal 2005 as compared to 32.1% in fiscal 2004. The decrease in rate was mainly due to research and development credits and the new qualified production activities deduction. Reconciliation to the Federal statutory rate of 35%  is more fully described in Note 7 to our consolidated financial statements that appear elsewhere in this Form 10-K. We would expect the rate to rise in 2006 because $1.3 million of the research and development credits taken in 2005 relate to amendments of prior year returns.

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenue.   Revenue increased $83.4 million, or 68.3%, to $205.4 million in fiscal 2004 from $122.0 million in fiscal 2003. Revenue for each of our principal product categories in these periods was as follows:

	Fiscal Year Ended
Product Category	2004	2003
	(in millions)
Implants	$75.1	$33.3
Instruments	67.7	45.6
Cases	47.3	36.1
Other	15.3	7.0
Total	$205.4	$122.0

This $83.4 million increase in revenue resulted from increased implant, instruments, cases, and non-healthcare/other sales of $14.3 million, $18.7 million, $11.2 million, and $2.8 million respectively as a result of increased demand from our customers due primarily to their launches of new implant systems; and an increase of $27.5 million, $3.4 million, and $5.5 million from implant, instrument, and non-healthcare/other sales as a result of a full year of sales from the Mettis acquisition. The sales from these operations are included in the full year of fiscal 2004, while fiscal 2003 only include sales from the date of acquisition, June 11, 2003.

Gross Profit.   Gross profit increased $24.4 million, or 68.0%, to $60.3 million in fiscal 2004 from $35.9 million in fiscal 2003. This increase in gross profit resulted from $10.7 million of additional gross profit related to increased revenue resulting from the Mettis acquisition coupled with higher revenue by Symmetry. As a percentage of revenue, gross profit was 29.4% in fiscal 2004, flat to fiscal 2003.

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

Other (Income) Expense.   Interest expense increased $3.6 million, or 35.2%, to $13.8 million in fiscal 2004 from $10.2 million in fiscal 2003. This increase primarily reflects higher average borrowings under our senior credit facility during fiscal 2004 as compared to fiscal 2003 as a result of increased borrowings used primarily to finance a portion of the purchase price for Mettis. In fiscal 2004, we realized a $9.0 million loss on debt extinguishment. This charge includes $5.1 million of unamortized discount recorded upon the issuance of the subordinated notes and $3.9 million of deferred debt issuance costs as a result of the Mettis acquisition on June 11, 2003.

Provision for Income Taxes.   Our effective tax rate was 32.1% in fiscal 2004 as compared to 33.8% in fiscal 2003. The decrease was due to realization of deferred assets and net operating losses that were fully reserved and tax rate differentials in foreign tax jurisdictions.

Liquidity and Capital Resources

Our principal sources of cash in fiscal 2005 were cash generated from operations, borrowings under our revolving credit facility, and proceeds from the sale of 0.5 million shares of newly issued common stock in July 2005. Principal uses of cash in fiscal 2005 included the financing of working capital, capital expenditures and debt service. We expect that our principal uses of cash in the future will be to finance working capital, capital expenditures and to service debt.

Cash Flows

The following table summarizes our primary sources of cash in the periods presented:

	Fiscal Year Ended
	2005	2004	2003
	(in millions)
Cash Flow Provided by (used in):
Operating activities	$42.7	$25.3	$13.2
Investing activities	(37.5)	(19.9)	(171.9)
Financing activities	2.7	(3.1)	160.2
Effect of exchange rates on changes in cash	(0.3)	0.2	0.1
Net increase (decrease) in cash and cash equivalents	$7.6	$2.5	$1.6

Operating Activities.   We generated cash from operations of $42.7 million in fiscal 2005 compared to $25.3 million in fiscal 2004. This increase is primarily the result of a $20.1 million increase in net income. This increase was partially offset by increases in working capital of $6.0 million in fiscal 2005, which is in line with our year over year growth in revenue. The working capital provided by changes in other assets, accounts payable and accrued expenses were offset by the use of working capital in accounts receivable and inventories.

Investing Activities.   Our investing activities in fiscal 2005 and fiscal 2004 consist entirely of capital expenditures. Net cash used in investing activities was $19.9 million for fiscal 2004 compared to $171.9 million in fiscal 2003. This decrease was primarily due to the acquisition of Mettis in 2003.

Financing Activities.   Financing activities provided $2.7 million of cash in fiscal 2005. In July 2005, we completed a secondary offering, which included 11.0 million shares. 0.5 million were sold as primary shares and 10.5 million shares were sold by certain selling shareholders. These shares were sold at a net price of $22.25 and generated gross proceeds of approximately $11.1 million, which were used to reduce revolving debt in the United Kingdom and for general corporate purposes. Financing activities used $3.1 million of cash in fiscal 2004. The fiscal 2004 amount was due primarily to cash generated by the initial public offering of our common stock, which included the issuance of 9.2 million shares of our common stock resulting in gross proceeds to us of $138.0 million. The per share price of our common stock sold in our initial public offering, before underwriting discounts and commissions, was $15.00. The proceeds were used to (i) fund the repurchase of 18,361 shares of Class A Convertible Preferred Stock and warrants to purchase 639 shares of Class A Convertible Preferred Stock for an aggregate price of approximately $23.3 million, (ii) repay all of our existing subordinated indebtedness in an amount of $36.0 million and (iii) repay $58.0 million, net of additional borrowings, of our existing senior indebtedness. The fiscal 2003 amount was due primarily to cash generated to finance the Mettis acquisition, which included the issuance of $134.0 million in long-term indebtedness consisting of $98.0 million of borrowing under a senior credit facility and $36.0 million of subordinated notes, together with warrants to purchase common stock and preferred stock, and the sale of common stock and preferred stock for approximately $85.7 million. The per share purchase price for the common stock and preferred stock was $3.04 and $1,000, respectively. These items were partially offset by the extinguishment of our prior senior credit facility and scheduled debt maturities.

Capital Expenditures   Capital expenditures totaled $37.5 million in fiscal 2005, compared to $19.9 million in fiscal 2004 and $8.8 million in fiscal 2003, and were primarily used to expand and enhance production capacity in several of our facilities.  We recently purchased approximately 3 acres of land next to our Sheffield, United Kingdom facility, relocated our European Design and Development Center and instrument manufacturing to a larger leased facility in Cheltenham, United Kingdom, leased a new Design and Development Center in Memphis, Tennessee, leased a new implant finishing center and Design and Development Center in Lansing, Michigan, expanded our trauma and spine facility located in Avilla, Indiana and opened an additional facility for knee instruments located just outside of Warsaw, Indiana in Claypool, Indiana. In total, we added approximately 100,000 square feet of capacity through facility expansion and openings. In addition, we plan on moving to a newly-constructed, larger facility in Villeneuve d’Ascq, France and opening a new Design and Development Center in Warsaw, Indiana in the first quarter of 2006. We expect capital expenditures for fiscal 2006 to total approximately $25.0 million.

Debt and Credit Facilities

In connection with our initial public offering in the fourth quarter of fiscal 2004, we entered into a $75.0 million senior secured credit facility, consisting of a $35.0 million five-year term loan and a $40.0 million five-year revolving credit facility. As of December 31, 2005, we had an aggregate of approximately $39.3 million of outstanding indebtedness, which consisted of the following:

•  An aggregate of $27.6 million of term loan borrowings under our senior credit facility; and

•  $11.8 million of capital lease obligations.

Borrowings under this senior credit facility bear interest at a floating rate, which is either a base rate, or at our option, a LIBOR rate, plus an applicable margin. As of December 31, 2005, an aggregate of $27.6 million was outstanding under the term loans at a weighted average interest rate of 5.62%. As of December 31, 2005, there were no borrowings outstanding under the revolving credit facility. We had no outstanding letters of credit as of December 31, 2005.

Historically, we have had a significant amount of variable rate long-term indebtedness. We have managed our exposure to changes in interest rates by entering into interest rate swap agreements. These agreements do not qualify for hedge accounting under the applicable accounting guidelines and, as a result, we are required to record changes to the fair market value of these agreements in our statement of operations for each period. We recorded interest rate swap valuation expense (income) of $(0.1) million, $(1.5) million and $(1.4) million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. For additional information regarding our interest rate swap agreements, see “—Quantitative and Qualitative Disclosures about Market Risks—Interest Rate Risk.”

The term loans require quarterly payments of scheduled principal and interest, with annual scheduled principal payments increasing each year. The term loans and borrowings under the revolving credit facility mature in December 2009. The senior credit agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. The senior credit agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, paying dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The senior credit facility is secured by substantially all of our assets. Our senior credit agreement also contains customary events of default. We were in compliance with our financial and restrictive covenants under the senior credit facility at the end of fiscal 2005.

We hold certain property and equipment pursuant to capital leases. As of December 31, 2005, these leases have future minimum lease payments of $4.0 million, $3.7 million, $2.5 million, $1.2 million and $0.7 million in each of the next 5 fiscal years and $3.9 million thereafter.

We believe that cash flow from operating activities and borrowings under our senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements or understandings with respect to any acquisition or other strategic opportunity. Should the need arise, we believe that lending institutions and equity markets would be receptive to providing sources for financing.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2005:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations(1)	$27.6	$1.3	$15.8	$10.5	$—
Capital lease obligations	16.0	4.0	6.2	1.9	3.9
Operating lease obligations	4.8	1.3	1.8	1.1	0.6
Purchase obligations(2)	47.5	17.8	29.7	—	—
Total	$95.9	$24.4	$53.5	$13.5	$4.5

(1)          Represents principal maturities only and, therefore, excludes the effects of interest and interest rate swaps. We have prepaid $3.9 million in term debt as of December 31, 2005.

(2)          Represents a purchase agreement to buy minimum quantities of titanium through August 2008.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the senior credit facility. We had no letters of credit outstanding as of December 31, 2005.

Environmental

Our facilities and operations are subject to extensive federal, state, local and foreign environmental and occupational health and safety laws and regulations. These laws and regulations govern, among other things, air emissions; wastewater discharges; the generation, storage, handling, use and transportation of hazardous materials; the handling and disposal of hazardous wastes; the cleanup of contamination; and the health and safety of our colleagues. Under such laws and regulations, we are required to obtain permits from governmental authorities for some of our operations. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. We could also be held responsible for costs and damages arising from any contamination at our past or present facilities or at third-party waste disposal sites. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur material liability as a result of any contamination or injury.

To avoid the need for certain potentially restrictive air permits, we recently replaced a furnace at our Sheffield, U.K. facility and replaced dust collectors at our Lansing, Michigan facility. We incurred approximately $0.6 million in capital expenditures for environmental, health and safety in 2005. Environmental laws tend to become more stringent over time, and we could incur material expenses in the future relating to compliance with future environmental laws. Our Sheffield, U.K. facility may be required to obtain an Integrated Pollution Prevention Control (IPPC) permit prior to 2007. Although the requirements of the IPPC permit are not yet known, because the facility is currently operating in substantial compliance with applicable U.K. permit requirements and has, as described above, recently completed upgrades to a furnace and other equipment, we do not expect to have to make material capital expenditures to obtain or comply with the IPPC permit.

In connection with our 2000 recapitalization and our 2003 acquisition of Mettis, environmental assessments were conducted at our primary manufacturing facilities. These assessments identified certain environmental issues, the majority of which we have addressed. In 2004, the Indiana Department of Environmental Management conducted an inspection of our Avilla, Indiana facility and identified certain environmental regulatory compliance issues. We have corrected these issues and did not receive any fines. The cost to correct these issues was not material to the company’s results of operations or financial condition. We have completed the process of certifying our manufacturing facilities according to the ISO 14001 environmental management standard established by the International Organization for Standardization.

In 2000, we purchased pollution legal liability insurance that covers certain environmental liabilities that may arise at our Warsaw, Indiana facility, at a former facility located in Peru, Indiana, and at certain non-owned locations that we use for the disposal of wastes. The insurance has a $5.0 million aggregate limit and is subject to a deductible and certain exclusions. The policy period expires in 2010. While the insurance may mitigate the risk of certain environmental liabilities, we cannot guarantee that a particular liability will be covered by this insurance.

Based on information currently available, we do not believe that we have any material environmental liabilities.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our audited consolidated financial statements. These audited financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in those financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our consolidated financial statements that appear elsewhere in this Form 10-K.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104, on orders received from customers when there is persuasive evidence of an arrangement with the customer that is supportive of revenue recognition, the customer has made a fixed commitment to purchase the product for a fixed or determinable sales price, collection is reasonably assured under our normal billing and credit terms and ownership and all risks of loss have been transferred to the buyer, which is normally upon shipment.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. We review our inventory balances monthly for excess products or obsolete inventory levels and write down, if necessary, the inventory to net realizable value.

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

We perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate or an adverse regulatory action. We recorded no impairments as a result of SFAS 142 during 2003, 2004 or 2005.

Environmental Liability

Governmental regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had, and will continue to have, an effect on our operations and us. We have made and continue to make expenditures for projects relating to the protection of the environment.

Any loss contingencies with respect to environmental matters are recorded as liabilities in the consolidated financial statements when it is both (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable, in accordance with Financial Accounting Standards Statement No. 5, “Accounting for Contingencies.” If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements. In the opinion of our management, there are no known environmental matters that are expected to have a material impact on our consolidated balance sheet or results of operations; however, the outcome of such matters are not within our control and are subject to inherent uncertainty.

New Accounting Pronouncements

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes In Interim Financial Statements. SFAS 154 changes the requirements related to accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle versus the previous guidance which allowed the recording of the impact of an accounting change in the current period’s net income as a cumulative effect adjustment. The Statement is effective for the Corporation beginning January 1, 2006.

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

Statement 123(R) must be adopted by the Corporation no later than January 1, 2006. We expect to adopt Statement 123(R) on January 1, 2006 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

As permitted by Statement 123, the Corporation currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on the Corporation’s results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Corporation adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to its consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 151, Inventory Costs—an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period expenses regardless of how abnormal the circumstances. In addition, this Statement requires that the allocation of fixed overheads to the costs of conversion be based upon normal production capacity levels. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that this Statement will have a material effect on our financial position, results of operations and cash flows.

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

Item 7a.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt and through the use of interest rate swaps. The objective of the swaps is to more effectively balance borrowing costs and interest rate risk. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2005, we had approximately $32.7 million of variable rate debt. The weighted average interest rate for this debt in 2005 was 6.50%. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.3 million, before giving effect to the interest rate swap agreements described below.

In 2000, we entered into an interest rate swap agreement that effectively converted $19 million of a portion of our variable rate term loans into a fixed rate obligation for the five-year period commencing October 24, 2000. We receive payments at variable rates, while the swap agreement counterparty makes payments at a fixed rate (6.25% at October 2, 2004). This agreement was terminated effective December 13, 2004 in conjunction with our initial public offering and reduced debt levels. In 2003, we entered into a second interest rate swap agreement that effectively converted $71.0 million of a portion of our variable rate term loans into a fixed rate obligation for an approximately three-year period ending June 30, 2006. We receive payments at variable rates, while we make payments at a fixed rate (2.285% at December 31, 2005). Effective December 13, 2004, this agreement was reduced in size from $71.0 million to $35.0 million in conjunction with our initial public offering and reduced debt levels. The net cost to change these agreements was $0.3 million.

Effective December 2004, the Corporation entered into an interest rate swap agreement to economically hedge $15 million of outstanding long-term debt at a fixed payment obligation of 3.98% per annum for the period commencing on June 30, 2006 and ending on December 31, 2007.

Foreign Currency Risk

As a global company with operations in the UK and in France, we experienced a negative impact from foreign exchange in fiscal 2005. As a result of the fluctuation in rates, our revenue was reduced for the fourth quarter 2005 by $1.1 million and for the total year 2005 by $0.4 million. The adverse impact of rates also reduced net income by $0.1 million in the fourth quarter, but did not have a significant affect on net income  for the total year of 2005.

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. As a result of the Mettis acquisition, we have significant operations in the United Kingdom. Consequently, a significant portion of our operating results are generated in currencies other than the U.S. dollar, principally the pound sterling and euro. Our operating results are therefore impacted by exchange rate fluctuations to the extent we are unable to match revenue received in such currencies with costs incurred in such currencies. We do not hold or issue foreign exchange options or forward contracts for trading purposes. However, we may utilize these tools to manage foreign exchange risk in the future.

Our primary exposures to foreign currency exchange fluctuations are pound sterling/U.S. dollar and euro/U.S. dollar. At December 31, 2005, the potential reduction in earnings from a hypothetical instantaneous 10% increase or decrease in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be approximately $0.6 million, net of tax. This foreign currency sensitivity model is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10% because such synchronized changes are unlikely to occur.

Commodity Price Risk

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities, such as titanium, stainless steel, cobalt chrome and aluminum. Given the historical volatility of certain commodity prices, this exposure can impact product costs. Because we typically do not set prices for our products in advance of our commodity purchases, we can take into account the cost of the commodity in setting our prices for each order. However, to the extent that we are unable to offset the increased commodity costs in our product prices, our results would be affected. A hypothetical instantaneous 10% change in commodity prices would have an immaterial impact on our results of operations in fiscal 2005. In addition, we have entered into a longer term purchase contract for titanium that will aid in guaranteeing our supply of that particular commodity.

Effects of Inflation

Inflation potentially affects us in two principal ways. First, a significant portion of our debt is tied to prevailing short-term interest rates that may change as a result of inflation rates, translating into changes in interest expense. We have historically reduced our exposure to interest rate risk through interest rate swap agreements. Second, general inflation can impact material purchases, labor and other costs. In many cases, we have limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that we serve. In the past few years, however, inflation has not been a significant factor.

Item 8.                        FINANCIAL STATEMENTS

All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

Symmetry Medical Inc.
Consolidated Balance Sheets

	December 31,	January 1,
	2005	2005
	(In Thousands, Except Share Data)
Assets:
Current Assets:
Cash and cash equivalents	$12,471	$4,849
Accounts receivables, net	44,908	39,640
Inventories	38,783	34,083
Refundable income taxes	185	2,578
Deferred income taxes	1,867	2,036
Other current assets	4,032	5,635
Total current assets	102,246	88,821
Property and equipment, net	93,106	71,854
Interest rate swap valuation asset	584	486
Goodwill	124,518	127,369
Intangible assets, net of accumulated amortization	16,327	17,327
Other assets	864	1,011
Total Assets	$337,645	$306,868
Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$18,983	$17,908
Accrued wages and benefits	10,997	9,384
Other accrued expenses	2,696	3,012
Income tax payable	1,241	2,008
Revolving line of credit	—	1,204
Current portion of capital lease obligations	3,239	3,572
Current portion of long-term debt	1,313	879
Total current liabilities	38,469	37,967
Deferred income taxes	11,139	9,547
Capital lease obligations, less current portion	8,532	11,709
Long-term debt, less current portion	26,250	31,500
Total Liabilities	84,390	90,723
Commitments and contingencies (Note 15)	—	—
Shareholders’ Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued (December 31, 2005—34,704; January 1, 2005—33,174)	3	3
Additional paid-in capital	269,789	255,509
Unearned compensation	(816)	—
Retained earnings (deficit)	(17,378)	(49,178)
Accumulated other comprehensive income	1,657	9,811
Total Shareholders’ Equity	253,255	216,145
Total Liabilities and Shareholders’ Equity	$337,645	$306,868

See accompanying notes to consolidated financial statements.

Symmetry Medical Inc.
Consolidated Statements of Operations

	Fiscal Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
	(In Thousands, Except Share and Per Share Data)
Revenue	$263,766	$205,391	$122,029
Cost of Revenue	185,227	145,081	86,124
Gross Profit	78,539	60,310	35,905
Selling, general, and administrative expenses	27,570	22,569	17,115
Operating Income	50,969	37,741	18,790
Other (income) expense:
Interest expense	2,954	13,757	10,172
Loss on debt extinguishment	—	8,956	1,436
Interest rate swap valuation	(98)	(1,451)	(1,358)
Other	1,872	(740)	(374)
Income before income taxes	46,241	17,219	8,914
Income tax expense	14,441	5,524	3,009
Net income (loss)	31,800	11,695	5,905
Preferred stock dividends	—	(8,977)	(7,028)
Net income (loss) applicable to common shareholders	$31,800	$2,718	$(1,123)
Net income (loss) applicable to common shareholders per share:
Basic	$0.94	$0.16	$(0.10)
Diluted	$0.92	$0.15	$(0.10)
Weighted average common shares and equivalent shares outstanding:
Basic	33,841	16,905	11,798
Diluted	34,670	17,767	11,798

See accompanying notes to consolidated financial statements.

Symmetry Medical Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)

	Class A					Accumulated
	Convertible		Additional	Unearned	Retained	Other
	Preferred	Common	Paid-in	Compensation	Earnings	Comprehensive
	Stock	Stock	Capital	Cost	(Deficit)	Income (Loss)	Total
	(In Thousands)
Balance at December 28, 2002	$49,629	$1	$9	$(81)	$(50,773)	$94	$(1,121)
Comprehensive income:
Net income					5,905		5,905
Other comprehensive income—foreign currency translation adjustment						4,765	4,765
Comprehensive income							10,670
Amortization of unearned compensation cost				24			24
Conversion of Preferred Stock—Class B to Common Stock and Preferred Stock—Class A	2,652	—	1,170				3,822
Repurchase of stock	(2,672)	—	(1,085)				(3,757)
Sale of stock	59,486	1	26,246				85,733
Common Stock and Preferred Stock—Class A warrants			5,311				5,311
Preferred stock dividends	6,736				(7,028)		(292)
Balance at January 3, 2004	115,831	2	31,651	(57)	(51,896)	4,859	100,390
Comprehensive income:
Net income					11,695		11,695
Other comprehensive income— foreign currency translation adjustment						4,952	4,952
Comprehensive income							16,647
Amortization of unearned compensation cost				57			57
Redemption of Preferred Stock—Class A warrants	720	—	(720)				—
Repurchase of stock	(23,332)	—					(23,332)
Sale of stock, net of expenses		1	122,382				122,383
Preferred Stock dividends	8,977				(8,977)		—
Conversion of Preferred Stock—Class A to Common Stock	(102,196)	—	102,196				—
Balance at January 1, 2005	—	3	255,509	—	(49,178)	9,811	216,145
Comprehensive income:
Net income					31,800		31,800
Other comprehensive income—foreign currency translation adjustment						(8,154)	(8,154)
Comprehensive income							23,646
Sale of stock, net of expenses		—	10,500				10,500
Exercise of Common Stock warrants		—	—				—
Exercise of Common Stock options		—	1,978				1,978
Issuance of Common Stock—Restricted Stock		—	75	(75)			—
Issuance of Common Stock—Equity Incentive Plan		—	893	(893)			—
Amortization of unearned compensation cost				15			152
Issuance of Common Stock—							—
Employee Stock Purchase Plan		—	834				834
Balance at December 31, 2005	$—	$3	$269,789	$(816)	$(17,378)	$1,657	$253,255

See accompanying notes to consolidated financial statements.

Symmetry Medical Inc.
Consolidated Statements of Cash Flow

	Fiscal Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
	(In Thousands)
Operating activities
Net Income	$31,800	$11,695	$5,905
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,067	10,589	6,339
Amortization	607	609	323
Loss from sale of assets	75	35	62
Deferred income tax provision	1,858	2,751	1,813
Loss on debt extinguishment	—	8,346	1,436
Income tax benefits from exercise of stock options	1,432	—	—
Interest rate swap valuation change	(98)	(1,451)	(1,358)
Change in operating assets and liabilities:
Accounts receivable	(7,743)	(8,844)	(2,429)
Other assets	1,165	(549)	1,444
Inventories	(6,366)	(6,773)	(4,009)
Accounts payable	2,541	7,959	801
Accrued expenses and other	4,397	961	2,824
Net cash provided by operating activities	42,735	25,328	13,151
Investing activities
Purchases of property and equipment	(37,546)	(19,891)	(8,816)
Acquisition, net of cash received	—	—	(163,128)
Net cash used in investing activities	(37,546)	(19,891)	(171,944)
Financing activities
Proceeds from bank revolver	37,065	36,079	14,779
Payments on bank revolver	(37,896)	(34,864)	(28,461)
Issuance of long-term debt	—	35,000	134,000
Payments on long-term debt and capital lease obligations	(8,321)	(137,275)	(36,889)
Proceeds from the issuance of common and preferred stock, net of expenses	11,880	122,383	85,733
Payments for redemption of common and preferred stock	—	(23,332)	(3,757)
Debt issuance costs paid	—	(1,073)	(5,193)
Net cash provided by financing activities	2,728	(3,082)	160,212
Effect of exchange rate changes on cash	(295)	146	148
Net increase (decrease) in cash and cash equivalents	7,622	2,501	1,567
Cash and cash equivalents at beginning of period	4,849	2,348	781
Cash and cash equivalents at end of period	$12,471	$4,849	$2,348
Supplemental disclosures:
Cash paid for interest	$2,534	$13,377	$8,339
Cash paid for income taxes	$8,919	$2,976	$1,734
Assets acquired under capital leases	$283	$7,357	$4,042

See accompanying notes to consolidated financial statements.

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

In December 2004, the Corporation completed an initial public offering (IPO) of its common stock and entered into a new senior credit facility. In connection with this offering, the Corporation received net proceeds of $122,383. Approximately $36,360 of the net proceeds from the offering were used to repay all of its existing subordinated indebtedness, $58,025 to repay a portion of its existing senior indebtedness and $23,332 to repurchase a portion of its Class A Convertible Preferred Stock and warrants to purchase Class A Convertible Preferred Stock. In addition, the remaining outstanding shares of Class A Convertible Preferred Stock and warrants to purchase Class A Convertible Preferred Stock converted into 8,015,150 shares of the Corporation’s Common Stock and warrants to purchase 255,334 shares of the Corporation’s Common Stock.. In July 2005, the Corporation completed a secondary offering which included 11.0 million shares. 0.5 million were sold as primary shares and 10.5 million shares were sold by certain selling shareholders. These shares were sold at a net price of $22.25. The Corporation received gross proceeds of $11.1 million, which were used to reduce revolving debt in the United Kingdom and for general corporate purposes.

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

Year End

The Corporation’s year end is the 52 or 53 week period ending the Saturday closest to December 31, resulting in fiscal 2005 (ending December 31, 2005) being 52 weeks, fiscal 2004 (ending January 1, 2005) being 52 weeks, and fiscal 2003 (ending January 3, 2004) being 53 weeks. References in these consolidated financial statements to 2005, 2004 and 2003 refer to these financial years, respectively.

Use of Estimates

Preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect the Corporation’s financial position or results of operations.

Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

2.   Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the time of purchase.

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. Costs include material, labor and manufacturing overhead costs. Inventory balances are reviewed monthly for excess products or obsolete inventory levels and written down, if necessary, to net realizable value.

Inventories consist of the following:

	December 31, 2005	January 1, 2005
Raw material and supplies	$7,325	$6,012
Work-in-process	23,418	20,561
Finished goods	8,040	7,510
	$38,783	$34,083

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets or lease terms. Repair and maintenance costs are charged to expense as incurred.

Property and equipment, including depreciable lives, consists of the following:

	December 31, 2005	January 1, 2005
Land	$1,283	$1,337
Buildings and improvements (20 to 40 years)	24,128	22,117
Machinery and equipment (5 to 15 years)	101,437	74,064
Office equipment (3 to 5 years)	5,421	5,307
Construction-in-progress	5,695	4,170
	137,964	106,995
Less accumulated depreciation	(44,858)	(35,141)
	$93,106	$71,854

Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

2.   Summary of Significant Accounting Policies (Continued)

Goodwill

The changes in the carrying amounts of goodwill for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 are as follows:

Balance as of January 3, 2004	$125,413
Effects of foreign currency	1,956
Balance as of January 1, 2005	127,369
Effects of foreign currency	(2,851)
Balance as of December 31, 2005	$124,518

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is subject to an annual impairment test in accordance with this statement. Goodwill is defined by the Corporation as the excess of purchase cost over the fair value of the net tangible and identifiable intangible assets acquired. Statement No. 142 requires the Corporation to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. Potential impairment is determined by comparing estimated fair value to the net book value of the reporting unit. Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate commensurate with the Corporation’s weighted-average cost of capital. The Corporation has multiple operating segments as defined by SFAS 131. The Corporation has defined its reporting units at the operating segment level as this is the lowest level for which discrete financial information is available and the operating results of that component are regularly reviewed by management. The Corporation completed its annual impairment tests and concluded that no impairment of goodwill existed for fiscal 2005, 2004 or 2003.

Other Intangible Assets

Intangible assets subject to amortization consist of technology and customer related intangible assets acquired in connection with the Mettis Acquisition. These assets ($12,656 at December 31, 2005 and $13,482 at January 1, 2005) are being amortized using the straight-line method over 9 to 25 years. The accumulated amortization related to these assets is $1,525 at December 31, 2005 and $947 at January 1, 2005. Amortization expense for the next 5 fiscal years approximates $607 per year. The Corporation is required to reassess the expected useful lives of existing intangible assets. The Corporation also evaluates the recoverability of intangible assets subject to amortization based on undiscounted operating cash flows when factors indicate impairment may exist. In the event of impairment, the Corporation makes appropriate write-downs of recorded costs to fair value.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite life are no longer amortized but are subject to review each reporting period to determine whether events and circumstances continue to support an indefinite useful life as well as an annual impairment test in accordance with this statement. The Corporation has $3,671 of indefinite lived intangible assets at December 31, 2005 and $3,845 at January 1, 2005.

Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

2.   Summary of Significant Accounting Policies (Continued)

The Corporation reviewed its intangible assets in accordance with SFAS No. 142 and has not recorded any impairment related to these assets for fiscal 2005, 2004 or 2003.

Foreign Currency Accounting

The financial statements of the Corporation’s foreign subsidiaries are accounting for and have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (FASB) Statement No. 52, Foreign Currency Translation. Foreign currency transaction gains and losses resulting from a subsidiary’s foreign currency denominated assets and liabilities included in other income were a $1,265 loss, $761 gain, and $384 gain in 2005, 2004 and 2003, respectively. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. Currency translation adjustments have been recorded as a separate component of shareholders’ equity.

Revenue Recognition

The Corporation recognizes revenue on orders received from its customers when there is persuasive evidence of an arrangement with the customer that is supportive of revenue recognition, the customer has made a fixed commitment to purchase the product for a fixed or determinable price, collection is reasonably assured under the Corporation’s normal billing and credit terms and ownership and all risks of loss have been transferred to the buyer, which is normally upon shipment.

Shipping and Handling Costs

In accordance with EITF 00-10: Accounting for Shipping and Handling Fees and Costs, the Corporation reflects freight costs associated with shipping its products to customers as a component of cost of revenues.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $237, $265 and $208 for the years ending December 31, 2005, January 1, 2005 amd  January 3, 2004, respectively.

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

Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

2.   Summary of Significant Accounting Policies (Continued)

The activity in the allowance for doubtful accounts was as follows:

	December 31, 2005	January 1, 2005	January 3, 2004
Beginning balance	$535	$238	$58
Provision	123	426	3
Acquired allowance	—	—	179
Write-offs, net	(470)	(129)	(2)
Ending balance	$188	$535	$238

New Accounting Pronouncements

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes In Interim Financial Statements. SFAS 154 changes the requirements related to accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle versus the previous guidance which allowed the recording of the impact of an accounting change in the current period’s net income as a cumulative effect adjustment. The Statement is effective for the Corporation beginning January 1, 2006.

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

Statement 123(R) must be adopted by the Corporation no later than January 1, 2006. We expect to adopt Statement 123(R) on January 1, 2006 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

As permitted by Statement 123, the Corporation currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on the Corporation’s results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Corporation adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to its consolidated financial statements. Statement 123(R) also requires the benefits of tax

Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

2.   Summary of Significant Accounting Policies (Continued)

deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 151, Inventory Costs—an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period expenses regardless of how abnormal the circumstances. In addition, this Statement requires that the allocation of fixed overheads to the costs of conversion be based upon normal production capacity levels. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that this Statement will have a material effect on our financial position, results of operations and cash flows.

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

Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

2.   Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments

SFAS No. 133, as amended, requires recognition of every derivative instrument in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or comprehensive income, depending on whether the derivative is designated and effective as part of a hedge accounting transaction. The Corporation’s derivatives discussed below do not qualify for hedge accounting and accordingly, adjustments to fair value are recorded in earnings.

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

As of December 31, 2005 and January 1, 2005, the Corporation had a derivative asset of $584 and $486, respectively, which are reflected in non-current assets in the consolidated balance sheets. The entire change in the fair market value of the SWAP in 2005 and 2004 of $98 and $1,451, respectively, was included in earnings.

Stock-Based Compensation

The Corporation has elected to follow APB No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and; accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. However, SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, requires pro-forma presentation as if compensation costs had been expensed under the fair value method of SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the vesting period.

Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

2.   Summary of Significant Accounting Policies (Continued)

The following table illustrates the effect on net income as if compensation expense had been recognized for the years ended:

	Fiscal Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Reported net income applicable to common shareholders	$31,800	$2,718	$(1,123)
Pro forma stock-based compensation expense (net of tax)	(219)	(235)	(122)
Stock-based employee compensation recorded (net of tax)	90	—	—
Adjusted net income	$31,671	$2,483	$(1,245)
Basic net income per share applicable to common:
Reported net income (loss) per share	$0.94	$0.16	$(0.10)
Stock-based compensation expense (net of tax) per share	—	(0.01)	(0.01)
Adjusted net income (loss) per share	$0.94	$0.15	$(0.11)
Diluted net income (loss) per share applicable to common:
Reported net income (loss) per share	$0.92	$0.15	$(0.10)
Stock-based compensation expense (net of tax) per share	(0.01)	(0.01)	(0.01)
Adjusted net income (loss) per share	$0.91	$0.14	$(0.11)

3.   Mettis Acquisition

On June 11, 2003, the Corporation acquired 100% of the ownership interests of Mettis UK Limited which included Jet, Ultrexx and TPC in exchange for aggregate consideration of $163,942 consisting of approximately $146,000 of cash, $15,000 of stock and acquisition costs, net of liabilities assumed. The acquisition provided the Corporation with a new product line, orthopedic implants which are forged at Jet and TPC as well as additional production capacity for instruments. The purchase price of the Mettis acquisition exceeded the fair value of identifiable tangible and intangible assets which reflects the synergistic and strategic fit of this acquisition into the Corporation’s business. Results of the Mettis acquisition are included in the statement of operations from the acquisition date.

The aggregate purchase price of $163,942 was allocated to the opening balance sheet as follows:

Current assets	$33,970
PP&E	30,789
Acquired technology (amortized over 9 years)	445
Acquired customers (amortized over 25 years)	13,672
Acquired manufacturing processes (indefinite-lived)	3,626
Goodwill	100,009
Current liabilities	(11,025
Non-current liabilities	(7,544)
Purchase price, net	$163,942

Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

3.   Mettis Acquisition (Continued)

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

January 3, 2004
Revenue	$158,355
Net Income	5,871
Income available to common shareholders	(1,157)
Earnings per share—basic	(0.10)
Earnings per share—diluted	(0.10)

4.   Debt Arrangements

Long-term debt consists of the following:

	December 31,	January 1,
	2005	2005
Bank term loan payable in quarterly installments, plus interest at a variable rate (5.625% at December 31, 2005), through December 2009	$27,563	$32,375
Revolving line of credit, due December 2009	—	—
Installment loan	—	4
	27,563	32,379
Less current portion	(1,313)	(879)
	$26,250	$31,500

During 2003, the Corporation refinanced substantially all of its debt arrangements as part of financing the Mettis Acquisition resulting in a loss on debt extinguishment of $1,436. During 2004, the Corporation refinanced substantially all of its debt arrangements as part of the initial public offering resulting in a loss on debt extinguishment of $8,956.

The Corporation’s revolving credit facility has a total capacity of up to $40 million and the Corporation pays a 0.375% annual commitment fee for the average unused portion of the revolving line of credit facility. There are no borrowings under this line of credit at December 31, 2005.

The bank term loan and revolving line of credit (senior credit agreement) contain various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. The senior credit agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, paying dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The senior credit facility is secured by substantially all of the Corporation’s assets. The Corporation’s senior credit agreement also contains customary events of default. The Corporation was in compliance with our financial and restrictive covenants under the senior credit facility at the end of fiscal 2005 and fiscal 2004.

Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

4.   Debt Arrangements (Continued)

On June 11, 2003, the Corporation issued $36,000 of 12% senior unsecured subordinated notes due 2011. These notes were issued with detachable warrants exercisable for an aggregate of 585,377 shares of common stock, par value $0.01 per share and 3,530 shares of Class A Preferred Stock par value $0.01 per share exercisable at any time prior to June 2013 at an exercise price of $0.01 per share. In accordance with Accounting Principles Board Opinion 14 (APB 14), Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the Corporation recorded a discount equal to the fair value of the warrants of $5,311. The remaining balance of the discount was recorded to loss on debt extinguishment during the fourth quarter of 2004 in connection with the Corporation’s extinguishment of the subordinated notes. As of December 31, 2005, 123 of Common Stock warrants remain outstanding.

As of December 31, 2005, the Corporation had prepaid the next three scheduled quarterly term loan payments. Maturities of long-term debt for the five years succeeding January 1, 2005 are as follows:

2006	$1,313
2007	7,000
2008	8,750
2009	10,500
$27,563

5.   Preferred Stock

The Class A Convertible Preferred Stock had a liquidation value of $1,000 per share, was nonvoting, and accrued cumulative dividends at 8% per annum on the sum of the liquidation value plus all accumulated and unpaid dividends. Holders of the Class A Convertible Preferred Stock had liquidation preference rights, including the right in the event of an initial public offering of the Corporation’s common stock to convert Class A convertible preferred stock into common stock, at a conversion price equal to 85% of the per share price paid by the public for the common stock in the initial public offering. In June 2003, the Corporation sold 59,486 shares of Class A convertible preferred stock for $1,000 per share. Of these shares, 44,499 were sold to related parties including Olympus Partners and employees of the Corporation. In December 2004 upon completion of the IPO, the Corporation repurchased $23,332 of its Class A Convertible Preferred Stock and warrants to purchase Class A Convertible Preferred Stock. In addition, the remaining outstanding shares of Class A Convertible Preferred Stock and warrants to purchase Class A Convertible Preferred Stock converted into 8,015,150 shares of the Corporation’s Common Stock and warrants to purchase 255,334 shares of the Corporation’s Common Stock at an exercise price of $0.01 per share which are exercisable at any time prior to June 2013. After the December 2004 IPO, no Preferred Stock remains outstanding.

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

Notes to Consolidated Financial Statements—(Continued)
(in thousands, except share and per share data)

6.   Leases

The Corporation has a capital lease arrangement through October 1, 2016 for its New Hampshire plant facility. On October 1, 2001, and every five years thereafter, including extensions, the annual base rent will change based on the Consumer Price Index. The Corporation has an option to extend the lease for an additional five-year period and has a right of first opportunity to purchase the leased property. Any leasehold improvements are depreciated over the shorter of the useful asset life or the minimum lease period. Additionally, the Corporation has entered into capital leases for various machinery and equipment.

Property and equipment and related accumulated amortization for building and equipment capital leases are as follows:

	December 31,	January 1,
	2005	2005
Buildings and improvements	$4,991	$4,991
Machinery and equipment	13,896	17,285
	18,887	22,276
Less accumulated amortization	(7,052)	(5,815)
	$11,835	$16,461

Amortization of leased assets is included in depreciation expense.

Future minimum payments for capital leases with initial terms of one year or more are as follows at December 31, 2005:

2006	$4,021
2007	3,692
2008	2,511
2009	1,195
2010	682
Thereafter	3,921
Total minimum payments	16,022
Amounts representing interest	(4,251)
Present value of net minimum lease payments (including total current portion of $3,239)	$11,771

7.   Income Taxes

Income before income taxes consisted of:

	Fiscal Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Domestic	$34,338	$9,455	$6,602
Foreign	11,903	7,764	2,312
	$46,241	$17,219	$8,914

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

7.   Income Taxes (Continued)

Significant components of the Corporation’s net deferred tax liabilities are as follows:

	December 31, 2005	January 1, 2005
Compensation	$741	$660
Intangibles	(5,082)	(4,855)
Inventory	1,151	911
PP&E	(6,330)	(4,772)
Net operating loss carryforwards of states and foreign subsidiaries	112	425
SWAP agreements	(232)	(193)
Other	430	584
	(9,210)	(7,240)
Valuation allowance	(62)	(271)
	$(9,272)	$(7,511)

Significant components of the income tax provision are as follows:

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Current:
Federal	$8,786	$922	$205
State	565	202	60
Foreign	3,312	1,649	931
	12,663	2,773	1,196
Deferred	1,778	2,751	1,813
	$14,441	$5,524	$3,009

The provision for income taxes differs from that computed at the Federal statutory rate of 35% as follows:

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Tax at Federal statutory rate	$16,184	$5,854	$3,031
State income taxes	997	244	257
Foreign income taxes	(138)	(260)	43
Qualified production activities deduction	(334)	—	—
Research and development credits—current year	(633)	—	—
Research and development credits—prior years	(1,341)	—	—
Valuation allowance	(224)	(349)	(96)
Other	(70)	35	(226)
	$14,441	$5,524	$3,009

At December 31, 2005, the Corporation had state and foreign net operating loss carryforwards of approximately $889 and $189. The state carryforwards have an expiration period of up to twenty years, while the foreign carryforwards have no expiration date. However, due to the uncertainty of the realization

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

7.   Income Taxes (Continued)

of the full benefit of the foreign net operating loss carryforwards, the Corporation has established a valuation allowance of $62. No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries because it is expected that such earnings will be reinvested in these foreign operations indefinitely.

8.   Profit Sharing Plan

During 2005, the Corporation maintained two qualified profit sharing plans, which qualify under Section 401(k) of the Internal Revenue Code. Contributions by the Corporation are based upon both discretionary and matching nondiscretionary amounts. The matching amounts represent a 50% match of employees’ contributions, up to a maximum of $1 per participant per year. Expense recorded for the plans was $1,012, $857 and $686 for 2005, 2004 and 2003, respectively. Effective January 1, 2006 these plans were combined.

9.   Stock-Based Compensation Plans

Restrictive Stock Plan   In January 2001 certain members of management were awarded a total of 677,758 shares of common stock which vest on December 31, 2007 or earlier in increments of 25% per year, if the Corporation’s EBITDA, as defined, meets specified levels as outlined in the agreement. However, 263,572 shares have been forfeited. Compensation expense is charged to the income statement as earned over the vesting period. The unearned compensation resulting from this agreement is reflected as a reduction to shareholder equity. For the years ended January 1, 2005 and January 3, 2004, the Corporation recognized approximately, $57 and $24 of expense, respectively. The initial public offering in December 2004 resulted in all shares becoming vested, and these shares are no longer restricted as of January 1, 2005.

2002 Stock Option Plan   The 2002 Stock Option Plan provides for the grant of nonqualified stock options to the Corporation’s directors, officers and employees and other persons who provide services to us. A total of 52,135 shares of common stock are reserved for issuance under this plan. Options for 52,135 shares of common stock have been granted. These options vest ratably over a four year period as of the end of each of our fiscal years during that period, subject to the Corporation achieving certain minimum EBITDA targets in each fiscal year, and, if those targets are not met, on the seventh anniversary of the grant date so long as the option holder is still an employee. Options granted under the 2002 Stock Option Plan are generally not transferable by the optionee, and such options must be exercised within 30 days after the end of an optionee’s status as an employee, director or consultant of ours (other than a termination by us for cause, as defined in the 2002 Stock Option Plan), within 180 days after such optionee’s termination by death or disability, or within 90 days after such optionee’s retirement, but in no event later than the expiration of the option term. All options were granted at the fair market value of the Corporation’s common stock, as determined by its board of directors, on the date of grant. The term of all options granted under the 2002 Stock Option Plan may not exceed ten years.

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

9.   Stock-Based Compensation Plans (Continued)

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

A summary of stock option activity and weighted-average exercise prices for the periods indicated are as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 28, 2002	52,135	$0.28
Granted	740,624	3.04
Exercised	—	—
Cancelled	—	—
Outstanding at January 3, 2004	792,759	$2.86
Granted	72,410	4.83
Exercised	—	—
Cancelled	(34,214)	3.04
Outstanding at January 1, 2005	830,955	$3.02
Exercised	201,111	2.72
Outstanding at December 31, 2005	629,844	$3.12

The following table summarizes information about stock options outstanding at December 31, 2005:

Range of Exercise	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$0.28	16,894	5.9 years	$0.28	16,894	$0.28
3.04 - 4.83	612,950	7.5 years	3.20	399,002	3.12

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

9.   Stock-Based Compensation Plans (Continued)

Using the minimum value option valuation model, the estimated fair values of options granted during 2004 and 2003 were $1.62 and $1.13 per option, respectively. There were no options granted subsequent to completion of the IPO. Principal assumptions used in applying the minimum value model were as follows:

	2005	2004	2003
Minimum Value Model Assumptions
Risk-free interest rate	—	4.08%	4.65%
Expected dividend yield	—	0.00%	0.00%
Expected term	—	10 years	10 years

2004 Equity Incentive Plan.   The 2004 Incentive Plan is designed to enable us to attract, retain and motivate our directors, officers, employees and consultants, and to further align their interests with those of the corporation’s stockholders, by providing for or increasing their ownership interests in our company. The 2004 Incentive Plan provides for the issuance of stock options, stock appreciation rights (“SARs”), restricted stock, deferred stock, dividend equivalents, other stock-based awards and performance awards. Performance awards will be based on the achievement of one or more business or personal criteria or goals, as determined by the compensation committee. The compensation committee shall not grant, in any one calendar year, to any one participant awards to purchase or acquire a number of shares of common stock in excess of 15% of the total number of shares authorized for issuance under the 2004 Incentive Plan.

An aggregate of 1,673,333 shares of our common stock are reserved for issuance under the 2004 Incentive Plan, subject to certain adjustments reflecting changes in the corporation’s capitalization. In fiscal 2005, 45,192 shares of restricted common stock were granted to certain of the corporation’s officers and employees pursuant to the 2004 Equity Incentive Plan. Restricted stock is a grant of shares of common stock that may not be sold or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. A participant granted restricted stock generally has all of the rights of a shareholder, unless the compensation committee determines otherwise.

10.   2004 Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan is designed to provide an incentive for our employees to purchase our common stock and acquire a proprietary interest in us. Each person who was employed either by the corporation or by one of its designated subsidiaries on December 8, 2004 and was expected on a regularly-scheduled basis to work more than 30 hours per week for more than ten months per calendar year, automatically was enrolled in the plan. Persons who subsequently are employed by us or one of our designated subsidiaries are eligible once they have completed three months of service or are an employee as of an offering date of an exercise period, provided they are expected on a regularly-scheduled basis to work more than 30 hours per week for more than ten months per calendar year.

Each participant is granted an option to purchase shares of our common stock at the beginning of each 6-month “offering period” under the plan, on each “exercise date,” during the offering period. Exercise dates occur on the last date on which the NYSE is open for trading prior to each June 30 and December 31. Participants purchase the shares of our common stock through after-tax payroll deductions, not to exceed 10% of the participant’s total base salary on each payroll date. No participant may purchase

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

10.   2004 Employee Stock Purchase Plan (Continued)

more than 750 shares of common stock on any one exercise date, or more than $25,000 of common stock in any one calendar year. The purchase price for each share is 95% of the fair market value of such share on the exercise date. If a participant’s employment with the corporation or one of its designated subsidiaries terminates, any outstanding option of that participant also will terminate.

A total of 600,000 shares of our common stock are reserved for issuance over the term of the plan. On June 30, 2005, 50,468 shares of the corporation’s common stock were purchased by the participants in the plan at a price of $12.75 per share. On December 31, 2005, 10,325 shares of the corporation’s common stock were purchased by the participants in the plan at a price of $18.42 per share.

11.   Related Party Transactions

During the years ended December 31, 2005 and January 1, 2005, the Corporation purchased contract manufacturing services totaling $1,057 and $1,034, respectively, from ADS Precision Limited (ADS), a company controlled by a relative of the general manager of TPC. The Corporation maintains an ongoing relationship with this vendor and believes all transactions have been executed on an arms length basis. The Corporation has a payable to ADS of $247 as of December 31, 2005 and $368 as of January 1, 2005.

During 2004, and 2003 the Corporation paid management fees to a related party of $375, and $375, respectively. These fees are included in selling, general and administrative expenses. Additionally, the Corporation paid a transaction fee upon the completion of the Mettis acquisition and the sale of senior subordinated notes to this related party of $1,717 in 2003 and a transaction fee upon completion of the initial public offering of $2,000 in 2004.

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

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

13.   Segment Reporting (Continued)

Revenues to External Customers:

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
United States	$171,618	$136,791	$89,408
United Kingdom	32,953	27,222	19,624
Ireland	32,508	21,097	8,809
Other foreign countries	26,687	20,281	4,188
Total net revenues	$263,766	$205,391	$122,029

Long-Lived Assets:

	December 31, 2005	January 1, 2005
United States	$170,703	$157,886
United Kingdom	60,798	55,969
France	3,898	4,192
Total long-lived assets	$235,399	$218,047

Concentration of Credit Risk:

A substantial portion of the Corporation’s net revenues is derived from a limited number of customers. Net revenues include revenues to customers of the Corporation which individually account for 10% or more of net revenues as follows:

2005—Two customers representing approximately 33% and 14% of net revenues, respectively.

2004—Four customers representing approximately 25%, 15%, 14% and 10% of net revenues, respectively.

2003—Three customers representing approximately 19%, 15% and 11% of net revenues, respectively.

The customers listed above, which are orthopedic implant manufacturers, comprised approximately 37% and 52% of the accounts receivable balance at December 31, 2005 and January 1, 2005, respectively.

Following is a summary of the composition by product category of the Corporation’s revenues to external customers. Revenues of the specialty services business are included in the “other” category.

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Implants	$103,481	$75,130	$33,289
Instruments	86,736	67,675	45,624
Cases	55,496	47,292	36,118
Other	18,053	15,294	6,998
Total net revenues	$263,766	$205,391	$122,029

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

14.   Net Income (Loss) Per Share

The following table sets forth the computation of earnings per share.

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Net income	$31,800	$11,695	$5,905
Preferred stock dividends	—	(8,977)	(7,028)
Net income available to common shareholders	$31,800	$2,718	$(1,123)
Weighted-average common shares outstanding basic	33,841	16,905	11,798
Effect of stock options and warrants	829	862	—
Weighted-average common shares outstanding and assumed conversions	34,670	17,767	11,798
Net income per share available to common shareholders:
Basic	$0.94	$0.16	$(0.10)
Diluted	$0.92	$0.15	$(0.10)

15.   Commitments and Contingencies

Environmental

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

Operating Leases

The Corporation has various operating leases, primarily for equipment. Total rental expense for these operating leases amounted to $1,894, $2,214 and $1,889 in 2005, 2004 and 2003, respectively. Future minimum payments for operating leases with initial terms of one year or more are as follows at December 31, 2005:

2006	$1,271
2007	1,019
2008	812
2009	588
2010	499
Thereafter	564
Total minimum payments	$4,753

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

15.   Commitments and Contingencies (Continued)

Unconditional Purchase Obligations

The Corporation has a contract to purchase minimum quantities of titanium through August 2008. Based on current market pricing at December 31, 2005, the minimum purchase obligations total $17,835, $17,835 and $11,890 in fiscal 2006, 2007 and 2008, respectively. Purchases under this contract totaled approximately $2,900 in fiscal 2005.

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

16.   Quarterly Results of Operations (Unaudited)

The quarterly results of operations are as follows (in thousands, except per share data):

	First	Second	Third	Fourth	Fiscal Year
2005
Revenue	$63,760	$70,177	$67,228	$62,601	$263,766
Gross profit	19,387	21,442	19,742	17,967	78,539
Net income	7,664	8,619	8,223	7,293	31,800
Net income applicable to common shareholders	7,664	8,619	8,223	7,293	31,800
Basic net income per share	$0.23	$0.26	$0.24	$0.21	$0.94
Diluted net income per share	$0.22	$0.25	$0.24	$0.21	$0.92

	First	Second	Third	Fourth(1)	Fiscal Year
2004
Revenue	$45,838	$53,089	$54,126	$52,338	$205,391
Gross profit	12,583	16,067	16,039	15,620	60,310
Net income (loss)	2,210	5,148	4,434	(99)	11,695
Net income (loss) applicable to common shareholders	(106)	2,804	2,025	(2,007)	2,718
Basic net income (loss) per share	$(0.01)	$0.18	$0.13	$(0.10)	$0.16
Diluted net income (loss) per share	$(0.01)	$0.17	$0.12	$(0.10)	$0.15

(1)          The fourth quarter of 2004 includes a loss on debt extinguishment, net of tax, of $5,409.

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

17.   Comprehensive Income

Comprehensive income is comprised of net income and gains and losses resulting from currency translations of foreign operations. Comprehensive income consists of the following:

	Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 1, 2005
Net Income	$31,800	$11,695	$5,905
Foreign currency translation adjustments	(8,154)	4,952	4,765
Comprehensive income	$23,646	$16,647	$10,670

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Symmetry Medical Inc.:

We have audited the accompanying consolidated balance sheets of Symmetry Medical Inc. as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symmetry Medical Inc. at December 31, 2005 and January 1, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Symmetry Medical Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006, expressed an unqualified opinion thereon.

Indianapolis, Indiana
February 17, 2006

/s/ ERNST & YOUNG LLP

Management’s Report on Internal Control Over Financial Reporting

The management of Symmetry Medical Inc. (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that internal control over financial reporting is effective as of December 31, 2005.

Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which appears on the following page.

/s/ BRIAN MOORE
Brian Moore
Chief Executive Officer

/s/ FRED HITE
Fred Hite
Chief Financial Officer

February 17, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Symmetry Medical Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Symmetry Medical Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Symmetry Medical Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Symmetry Medical Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Symmetry Medical Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symmetry Medical Inc. as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005 of Symmetry Medical Inc. and our report dated February 17, 2006 expressed an unqualified opinion thereon.

Indianapolis, Indiana
February 17, 2006

/s/ ERNST & YOUNG LLP

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.   As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) of the Exchange Act, as of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that (i) information required to be disclosed by the Company (including its consolidated subsidiaries) in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.   During our most recent fiscal quarter, there was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2005, based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria. Management concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

Our Management’s Report on Internal Control Over Financial Reporting, as of December 31, 2005, can be found on page 71 of this Form 10-K and is incorporated by reference into this Item 9A. Our independent registered public accounting firm, Ernst & Young LLP has issued the Attestation Report on Management’s Assessment of Internal Control Over Financial Reporting. The Attestation Report can be found on page 72 of this Form 10-K and is incorporated by reference into this item 9A.

Item 9B.               Other Information

None

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be furnished pursuant to this Item 10 will be set forth under the caption “Election of Directors” in our 2006 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference. Information regarding our Company’s executive officers has been included in Part I of this report.

Item 11.                 EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this Item 11 will be set forth under the caption “Executive Compensation” in our 2006 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this Item 12 will be set forth under the caption “Information on Directors and Executive Officers” in our 2006 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished pursuant to this Item 13 will be set forth under the caption “Related Party Transactions” in our 2006 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished pursuant to this Item 14 will be set forth under the caption “Accounting Fees and Services” in our 2006 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           1. and 2. See Part II, Item 8. Financial Statements for an index of the Corporation’s consolidated financial statements schedule.

Exhibit Number	3. Exhibits (Reg. S-K, Item 601)
3.1	Restated Certificate of Incorporation of Symmetry Medical Inc. (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to our Registration Statement, on Form S-1/A, filed July 22, 2004).
3.2	Amended and Restated By-Laws of Symmetry Medical Inc., as amended through March 24, 2005 (incorporated by reference to Exhibit 3.2 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to our Registration Statement, on Form S-1/A, filed July 22, 2004).
10.1	Form of Common Stock Purchase Warrant of Symmetry Medical Inc. (incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-1, filed May 28, 2004).
10.2

Credit Agreement, dated as of December 14, 2004, by and among Symmetry Medical Inc., Wachovia Bank, National Association as administrative agent and several financial institutions named therein as lenders (incorporated by reference to Exhibit 10.2 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).

10.3

Stockholders Agreement, dated as of October 18, 2000, by and among Symmetry Medical Inc., Olympus/Symmetry Holdings LLC, each of the management stockholders named therein and each management employee who at any time acquires securities of the Company (incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1, filed May 28, 2004).

10.4

Amendment to Stockholders Agreement, dated as of June 11, 2003, by Symmetry Medical Inc. and Olympus/Symmetry Holdings LLC (incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1, filed May 28, 2004).

10.5

Joinder to Stockholders Agreement, dated as of June 11, 2003, by and among Mettis Group Limited, Symmetry Medical Inc. and Olympus/Symmetry Holdings LLC (incorporated by reference to Exhibit 10.8 of our Registration Statement on Form S-1, filed May 28, 2004).

10.6

Form of Joinder and Amendment to Stockholders Agreement, dated as of June 11, 2003, by and among Symmetry Medical Inc. and each of the stockholders party thereto (incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-1, filed May 28, 2004).

10.7

Amendment to Stockholders Agreement dated as of August 3, 2004, by and among Symmetry Medical Inc. and each of the Stockholders party thereto (incorporated by reference to Exhibit 10.7 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).

10.8	Symmetry Medical Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-1, filed May 28, 2004).*
10.9	Form of Nonqualified Stock Option Agreement issued under 2002 Stock Option Plan (incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-1, filed May 28, 2004).*

10.10	Symmetry Medical Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1, filed May 28, 2004).*
10.11	Form of Nonqualified Stock Option Agreement issued under 2003 Stock Option Plan (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-1, filed May 28, 2004).*
10.12	Symmetry Medical Inc. Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
10.13	Symmetry Medical Inc. Amended and Restated 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
10.14	Amendment to Symmetry Medical Inc. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
10.15

Employment Agreement, dated as of June 11, 2003, by and between Symmetry Medical Inc. and Brian Moore (incorporated by reference to Exhibit 10.16 of our Registration Statement on Form S-1, filed May 28, 2004).*

10.16

Employment Agreement, dated as of January 6, 2004, by and between Symmetry Medical Inc. and Fred Hite (incorporated by reference to Exhibit 10.17 of Amendment No. 4 to our Registration Statement, on Form S-1/A, filed July 30, 2004).*

10.17

Employment Agreement, dated as of June 5, 2003, by and between Thornton Precision Components Ltd. and Richard J. Senior (incorporated by reference to Exhibit 10.18 of Amendment No. 6 to our Registration Statement, on Form S-1/A, filed December 6, 2004).*

10.18	Form of Restricted Stock Agreement issued under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 4, 2004)
10.19	Form of Restricted Stock Agreement issued under the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1(a) to our Form 8-K filed February 15, 2006)
10.20	Form of Restricted Stock Agreement issued under the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1(b) to our Form 8-K filed February 15, 2006)
10.21

Amendment to Stockholders Agreement, dated as of June 6, 2005, by and among Symmetry Medical Inc., Olympus/Symmetry Holdings LLC, 3i Parallel Ventures LP, 3i UKIP II LP, Mayflower LP and Windjammer Mezzanine & Equity Fund, L.P. (incorporated by reference to Exhibit 10.8 to the Corporation’s Registration Statement on Form S-1, as amended, originally filed June 27, 2005).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
23.1	Consent of Ernst & Young LLP **
24.1	Power of Attorney **

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*                    Management Contract of compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

**             Filed or furnished herewith.

Index to Exhibits Filed or Furnished
with the Annual Report on Form 10-K
for the year ended December 31, 2005

Exhibit
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ty

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRY MEDICAL INC.
February 27, 2006	By:	/s/ BRIAN MOORE
Brian Moore Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ BRIAN MOORE	Chief Executive Officer and President	February 27, 2006
Brian Moore	(Principal Executive Officer)
/s/ FRED HITE	Senior Vice President,	February 27, 2006
Fred Hite	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
*	Director	February 27, 2006
Robert S. Morris

*	Director	February 27, 2006
James A. Conroy
*	Director	February 27, 2006
Manu Bettegowda
*	Director	February 27, 2006
Frank Turner
*	Director	February 27, 2006
Stephen B. Oresman
*	Director	February 27, 2006
Francis T. Nusspickel

*By:	/s/ FRED HITE
Fred Hite
Attorney-in-fact
Pursuant to Power of Attorney
(Exhibit 24.1 hereto)