Form 10-K/A
period 2005-12-31
Symmetry Medical Inc.
filed 2006-05-01
CIK 1292055

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Table of Contents

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Symmetry Medical, Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the year ended December 31, 2005 for the sole purpose of updating the Exhibits included within Part IV, Item 15 to include the audited financial statements for the Company’s 2004 Employee Stock Purchase Plan which is described in Part II, of Form 10-K for year ended December 31, 2005.

Items in the Annual Report on Form 10-K not referenced below are not amended, and this amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K, or modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein. Items referenced herein are amended as set forth below.

Part IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.               Exhibits:

Exhibit Number	Description

10.1	Audited Financial Statements of Symmetry Medical Inc. 2004 Employee Stock Purchase Plan for the year ended December 31, 2005.

23.1	Consent of Independent Registered Public Accounting Firm, BKD, LLP

23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young, LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRY MEDICAL INC.

May 1, 2006	By:	/s/ BRIAN MOORE
Chief Executive Officer and President