Form 10-Q
period 2006-04-01
Symmetry Medical Inc.
filed 2006-05-10
CIK 1292055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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

The number of shares outstanding of the registrant’s common stock as of April 1, 2006 was 34,880,329.

Symmetry Medical Inc.
Condensed Consolidated Balance Sheets

	April 1,	December 31,
	2006	2005
	(In Thousands, Except Per Share Data)
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$10,916	$12,471
Accounts receivables, net	51,020	44,908
Inventories	39,625	38,783
Refundable income taxes	147	185
Deferred income taxes	2,003	1,867
Other current assets	3,998	4,032
Total current assets	107,709	102,246
Property and equipment, net	94,895	93,106
Derivative valuation asset	585	584
Goodwill	124,877	124,518
Intangible assets, net of accumulated amortization	16,217	16,327
Other assets	815	864
Total Assets	$345,098	$337,645
Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$16,533	$18,983
Accrued wages and benefits	9,213	10,997
Other accrued expenses	2,768	2,696
Income tax payable	2,811	1,241
Revolving line of credit	1,601	—
Current portion of capital lease obligations	3,194	3,239
Current portion of long-term debt	1,750	1,313
Total current liabilities	37,870	38,469
Deferred income taxes	11,042	11,139
Capital lease obligations, less current portion	7,539	8,532
Long-term debt, less current portion	24,500	26,250
Total Liabilities	80,951	84,390
Commitments and contingencies (Note 10)	—	—
Shareholders’ Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued (April 1, 2006—34,880; December 31, 2005—34,704)	3	3
Additional paid-in capital	270,546	268,973
Retained earnings (deficit)	(9,001)	(17,378)
Accumulated other comprehensive income	2,599	1,657
Total Shareholders’ Equity	264,147	253,255
Total Liabilities and Shareholders’ Equity	$345,098	$337,645

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(In Thousands, Except Per Share Data)
	(unaudited)	(unaudited)
Revenue	$69,613	$63,760
Cost of Revenue	49,272	44,373
Gross Profit	20,341	19,387
Selling, general, and administrative expenses	7,040	6,948
Operating Income	13,301	12,439
Other (income) expense:
Interest expense	661	939
Derivatives valuation (gain)/loss	(1)	(296)
Other	(219)	202
Income before income taxes	12,860	11,594
Income tax expense	4,483	3,930
Net income applicable to common shareholders	$8,377	$7,664
Net income (loss) applicable to common shareholders per share:
Basic	$0.24	$0.23
Diluted	$0.24	$0.22
Weighted average common shares and equivalent shares outstanding:
Basic	34,717	33,175
Diluted	35,137	34,116

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(In Thousands)
	(unaudited)	(unaudited)
Operating activities
Net Income	$8,377	$7,664
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,704	3,003
Amortization	151	153
Loss from sale of assets	13	1
Deferred income tax provision	(233)	—
Excess tax benefit from stock-based compensation	(1,062)	—
Income tax benefits from exercise of stock options	—	55
Stock-based compensation	108	—
Derivative valuation change	(1)	(296)
Change in operating assets and liabilities:
Accounts receivable	(4,406)	(7,306)
Other assets	108	414
Inventories	(620)	(1,543)
Accounts payable	(4,109)	336
Accrued expenses and other	697	2,900
Net cash provided by operating activities	2,727	5,381
Investing activities
Purchases of property and equipment	(5,085)	(8,933)
Net cash used in investing activities	(5,085)	(8,933)
Financing activities
Proceeds from bank revolver	4,641	5,643
Payments on bank revolver	(3,028)	(1,864)
Payments on long-term debt and capital lease obligations	(2,384)	(2,305)
Proceeds from the issuance of common and preferred stock, net of expenses	404	2
Excess tax benefit from stock-based compensation	1,062	—
Net cash provided by financing activities	695	1,476
Effect of exchange rate changes on cash	108	(69)
Net increase (decrease) in cash and cash equivalents	(1,555)	(2,145)
Cash and cash equivalents at beginning of period	12,471	4,849
Cash and cash equivalents at end of period	$10,916	$2,704
Supplemental disclosures:
Cash paid for interest	$512	$610
Cash paid for income taxes	$2,034	$563

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)

1.   Basis of Presentation

The condensed consolidated financial statements include the accounts of Symmetry Medical, Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), Symmetry Medical USA Inc., Jet Engineering, Inc., Ultrexx, Inc., Othy Limited, Poly-Vac S.A. and Thornton Precision Components Limited. The Corporation is a global supplier of integrated products and services consisting primarily of surgical implants, instruments and cases to orthopedic and other medical device companies.

The condensed consolidated financial statements of the Corporation have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Corporation, its results of operations and cash flows. The Corporation’s results are subject to seasonal fluctuations. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for fiscal year 2005.

Certain prior year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on our results of operations or financial position.

The Corporation’s year end is the 52 or 53 week period ending the Saturday closest to December 31. Fiscal year 2006 and 2005 are 52 week years. As such, interim quarters are 13 weeks long ending the Saturday closest to March 31, June 30, or September 30. References in these consolidated financial statements to the three months ended refer to these financial periods, respectively.

2.   Inventories

Inventories consist of the following:

	April 1,	December 31,
	2006	2005
Raw material and supplies	$6,726	$7,325
Work-in-process	24,388	23,418
Finished goods	8,511	8,040
	$39,625	$38,783

Symmetry Medical Inc.
Notes to Condensed Consolidated Financial Statements—Continued
(In Thousands, Except Per Share Data)

3.   Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	April 1,	December 31,
	2006	2005
Land	$1,288	$1,283
Buildings and improvements (20 to 40 years)	24,609	24,128
Machinery and equipment (5 to 15 years)	103,630	101,437
Office equipment (3 to 5 years)	5,778	5,421
Construction-in-progress	5,741	5,695
	141,046	137,964
Less accumulated depreciation	(46,151)	(44,858)
	$94,895	$93,106

4.   Intangible Assets

Intangible assets subject to amortization consist of technology and customer related intangible assets acquired in connection with our acquisition of Mettis (UK) Limited on June 11, 2003. These assets ($12,528, net, at April 1, 2006 and $12,656, net, at December 31, 2005) are being amortized using the straight-line method over 9 to 25 years. The Corporation has $3,689 and $3,671 of indefinite lived intangible assets at April 1, 2006 and December 31, 2005, respectively.

5.   New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 151, Inventory Costs—an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period expenses regardless of how abnormal the circumstances. In addition, this Statement requires that the allocation of fixed overheads to the costs of conversion be based upon normal production capacity levels. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement did not have a material effect on our financial position, results of operations or cash flows.

6.   Stock-Based Compensation

The Corporation adopted SFAS 123 (revised 2004), Share-Based Payment on January 1, 2006 (SFAS 123R). SFAS 123R, which revised SFAS 123, Accounting for Stock-Based Compensation, superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Statement 123R requires that all share-based payments to employees, including grants of employee stock options be recognized in the financial statements based upon their fair value. The Corporation had previously followed APB No. 25 in accounting for its stock options and accordingly, no compensation cost had been previously recognized.

The Corporation has adopted SFAS 123R using the modified prospective method. Compensation cost has been recognized for all share-based payments in the consolidated financial statements in 2006 based upon the fair value of the stock or option grant. Prior period results have not been restated.

Symmetry Medical Inc.
Notes to Condensed Consolidated Financial Statements—Continued
(In Thousands, Except Per Share Data)

6.   Stock-Based Compensation (Continued)

As a result of adopting SFAS 123R, the Corporation’s income before income taxes and net income for the quarter ended April 1, 2006 are $37 and $22 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ended April 1, 2006 would not have changed from $0.24 if the Corporation had not adopted SFAS 123R.

Prior to the adoption of SFAS 123R, the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1,062 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Corporation had not adopted SFAS 123R.

Statement 123, as amended, required pro forma presentation as if compensation costs had been expensed under the fair value method. For purpose of pro forma disclosure, the estimated fair value of stock options at the grant date is amortized to expense over the vesting period. The following table illustrates the effect on net income and net income per share as if compensation expense had been recognized in the first quarter of 2005 (in thousands, except for per share amounts):

Reported net income applicable to common shareholders	$7,664
Pro forma stock-based compensation expense (net of tax)	(46)
Stock-based employee compensation recorded (net of tax)	4
Adjusted net income	$7,622
Basic net income per share applicable to common:
Reported net income per share	$0.23
Stock-based compensation expense (net of tax) per share	—
Adjusted net income per share	$0.23
Diluted net income per share applicable to common:
Reported net income per share	$0.22
Stock-based compensation expense (net of tax) per share	—
Adjusted net income per share	$0.22

During the three month period ended April 1, 2006, the Corporation issued 145 shares of common stock through the exercise of stock options and 29 shares of common stock through the exercise of warrants. The compensation cost related to non-vested awards not yet recognized is approximately $66, net, and the weighted average period over which it is expected to be recognized is approximately two years.

7.   Income Taxes

The Corporation’s effective tax rate was 34.9% for the three month period ended April 1, 2006 as compared to 33.9% for the same periods in 2005. The increase in the rate from the 2005 effective tax rate was primarily due to the expiration of the research tax credit on December 31, 2005 and other tax benefits. The United States government has not yet reinstated this tax credit bill.

Symmetry Medical Inc.
Notes to Condensed Consolidated Financial Statements—Continued
(In Thousands, Except Per Share Data)

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

Revenue from External Customers:

	Three Months Ended
	April 1,	April 2,
	2006	2005
United States	$46,347	$41,981
Ireland	7,728	8,317
United Kingdom	9,525	6,670
Other foreign countries	6,013	6,792
Total net revenues	$69,613	$63,760

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. The Corporation’s revenue includes revenue from customers of the Corporation which individually account for 10% or more of revenue as follows:

Quarter ended April 1, 2006—Two customers representing approximately 30% and 17% of revenue, respectively.

Quarter ended April 2, 2005—Three customers representing approximately 29%, 14% and 14% of revenue, respectively.

Symmetry Medical Inc.
Notes to Condensed Consolidated Financial Statements—Continued
(In Thousands, Except Per Share Data)

8.   Segment Reporting (Continued)

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenue of the specialty services business is included in the “other” category.

	Three Months Ended
	April 1,	April 2,
	2006	2005
Implants	$26,591	$22,957
Instruments	21,578	23,350
Cases	14,671	13,844
Other	6,773	3,609
Total net revenues	$69,613	$63,760

9.   Net Income (Loss) Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended
	April 1,	April 2,
	2006	2005
Net income available to common shareholders	$8,377	$7,664

Weighted-average common shares outstanding basic	34,717	33,175
Effect of stock options, restricted stock and stock warrants	420	941
Weighted-average common shares outstanding and assumed conversions	35,137	34,116
Net income per share available to common shareholders:
Basic	$0.24	$0.23
Diluted	$0.24	$0.22

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

Symmetry Medical Inc.
Notes to Condensed Consolidated Financial Statements—Continued
(In Thousands, Except Per Share Data)

11.   Comprehensive Income

Comprehensive income is comprised of net income and gains and losses resulting from currency translations of foreign entities. Comprehensive income consists of the following:

	Three Months Ended
	April 1,	April 2,
	2006	2005
Net Income	$8,377	$7,664
Foreign currency translation adjustments	942	(1,576)
Comprehensive income	$9,319	$6,088

12.   Subsequent Event

On May 2, 2006, the Corporation completed the acquisition of Riley Medical Inc., a privately-owned company based in Auburn, Maine, for approximately $45 million in cash, subject to adjustment. Riley Medical Inc. is a manufacturer of standard and custom cases, trays and containers for the medical device industry with locations in the United States and Switzerland.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are the world’s largest independent provider of implants and related instruments and cases to orthopedic device manufacturers. We also design, develop and produce these products for companies in other segments of the medical device market, including dental, osteobiologic and endoscopy sectors, and provide limited specialized products and services to non-healthcare markets.

We offer our customers Total Solutions™ for complete implant systems—implants, instruments and cases. While our revenue to date has been derived primarily from the sale of implants, instruments and cases separately, or instruments and cases together, our ability to provide Total Solutions for complete implant systems has already proven to be attractive to our customers and we expect this capability will provide us with growth opportunities. In addition, we expect that our Total Solutions capability will increase the relative percentage of value added products that we supply to our customers.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, provide additional information about our business, operations and financial condition.

On May 2, 2006, we completed the acquisition of Riley Medical Inc., a privately-owned company based in Auburn, Maine, for $45 million in cash, subject to adjustment. Riley Medical Inc. is a manufacturer of standard and custom cases, trays and containers for the medical device industry with locations in the United States and Switzerland.

First Quarter Results of Operations

Revenue.   Revenue for the three month period ended April 1, 2006 increased $5.8 million, or 9.2%, to $69.6 million from $63.8 million for the comparable 2005 period. On a constant currency basis, revenues grew 11.6% for the three month period ended April 1, 2006 over the comparable 2005 period. Revenue for each of our principal product categories in these periods was as follows:

	Three Months Ended
	April 1,	April 2,
Product Category	2006	2005
	(in millions)
Implants	$26.6	$23.0
Instruments	21.6	23.4
Cases	14.7	13.8
Other	6.7	3.6
Total	$69.6	$63.8

The $5.8 million increase in revenue resulted from increased implant, case, and non-healthcare/other sales of $3.6 million, $0.8 million, and $3.2 million, respectively, as a result of increased implant finishing volume and increased demand from customers due primarily to continued industry growth and their launches of new systems. These increases were partially offset by decreased instrument sales of $1.8 million due to slower demand from customers. All of the Other category increase was driven by the strength in the aerospace industry.

Gross Profit.   Gross profit for the three month period ended April 1, 2006 increased $0.9 million, or 4.9%, to $20.3 million from $19.4 million for the comparable 2005 period. This increase in gross profit was driven primarily by increased revenues as gross margin was 29.2% for the three month period ended April 1, 2006 compared to 30.4% for the comparable 2005 period. The decline in gross margin as a percentage of sales of 1.2% was primarily driven by material inflation and higher facility related expenses.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three month period ended April 1, 2006 increased $0.1 million, or 1.3%, to $7.0 million from $6.9 million for the comparable 2005 period. This increase in expenses primarily resulted from costs related to additional stock compensation expenses related from the adoption of SFAS 123R and restricted stock awards granted since the second quarter of 2005. As a percentage of revenue, selling, general and administrative expenses decreased to 10.1% of revenue for the three month period ended April 1, 2006 from 10.9% of revenue for the comparable 2005 period. This 0.8% decrease as a percentage of revenue was attributable to controlled spending.

Other Expense.   Interest expense for the three month period ended April 1, 2006 decreased $0.3 million, or 29.6%, to $0.7 million from $0.9 million for the comparable 2005 period. This decrease primarily reflects the decrease in outstanding capital lease obligations and senior term debt through normal amortization.

The derivatives valuation (gains) losses consist of interest rate swap valuations used to mitigate the effect of changing interest rates on net income and foreign currency forward contracts used to mitigate the effect of changes in the foreign exchange rates on net income. The decrease in the gain for the three month period ended April 1, 2006 versus the comparable 2005 period is due to market fluctuations in these contracts, which are not designated as hedges under SFAS 133.

Provision for Income Taxes.   Our effective tax rate was 34.9% for the three month period ended April 1, 2006 as compared to 33.9% for the comparable 2005 period. Provision for income taxes increased by $0.6 million, or 14.1%, to $4.5 million for the three month period ended April 1, 2006 from $3.9 million for the comparable 2005 period, due primarily to higher pre-tax earnings and the expiration of the research tax credit on December 31, 2005 and other tax benefits. The United States government has not yet reinstated this tax credit bill.

Liquidity and Capital Resources

Our principal sources of cash in the three month period ended April 1, 2006 were cash generated from operations, borrowings under our revolving credit facility, income tax benefits and proceeds from the exercise of common stock options. Principal uses of cash in the three month period ended April 1, 2006 included working capital, capital expenditures and debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund potential mergers and acquisitions. We completed an acquisition of Riley Medical Inc. on May 2, 2006 for $45 million, subject to adjustment, through the use of the existing cash balances and capacity on the revolving credit facility.

Operating Activities   We generated cash from operations of $2.7 million in the three month period ended April 1, 2006 compared to $5.4 million for the three month period ended April 2, 2005. Cash provided by operating activities in the three month period ended April 1, 2006 is primarily the result of a $11.1 million increase in net income, adjusted for non-cash items, such as depreciation expense, offset by increases in net working capital.

Uses of cash due to changes in working capital were $8.3 million in the three month period ended April 1, 2006.  The primary uses of cash for working capital came from an increase in accounts receivable of $4.4 million coupled with a decrease in accounts payable of $4.1 million. A portion of the decrease in accounts payable was due to the early payment of invoices in order to secure price concessions on material purchases.

Investing Activities   Capital expenditures comprise our investing activities in the three month periods ended April 1, 2006 and April 2, 2005.

Financing Activities   With the adoption of Statement 123R on January 1, 2006, the income tax benefits from the exercise of stock options have been reclassified from Operating activities to Financing activities. These income tax benefits totaled $1.1 million in the three month period ended April 1, 2006.

Capital Expenditures

Capital expenditures totaled $5.1 million for the three month ended April 1, 2006, compared to $8.9 million for the three month period ended April 2, 2005. Expenditures were primarily used to complete our new design and development facility in Warsaw, Indiana and maintain and enhance production capacity in all of our production facilities.

Debt and Credit Facilities

In connection with our initial public offering of common stock in the fourth quarter of fiscal 2004, we entered into a $75.0 million senior secured credit facility, consisting of a $35.0 million five-year term loan and a $40.0 million five-year revolving credit facility.

As of April 1, 2006, we had an aggregate of $38.6 million of outstanding indebtedness, which consisted of $26.3 million of term loan borrowings outstanding under its senior credit facility, no borrowings outstanding under its revolving credit facility, $1.6 million of borrowings under its U.K. short-term credit facility and $10.7 million of capital lease obligations. We had no outstanding letters of credit as of April 1, 2006.

Our senior credit agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. We were in compliance with our financial and restrictive covenants under the senior credit facility as of April 1, 2006.

We believe that cash flow from operating activities and borrowings under our senior credit facility will be sufficient to fund currently anticipated working capital, the acquisition of Riley Medical Inc. for approximately $45 million, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing.

Our acquisition of Riley Medical Inc. on May 2, 2006 for $45 million was funded through the use of the existing cash balances and capacity on our revolving credit facility. We currently anticipate obtaining additional long term debt to pay down the revolving credit facility, drawn upon for the acquisition, during the second quarter of 2006.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements and contractual obligations include our operating leases and letters of credit. There have been no material changes from the information provided in our Annual Report on Form 10-K for fiscal year ended December 31, 2005.

Environmental

There have been no material changes from the information provided in the our Annual Report on Form 10-K for fiscal year ended December 31, 2005.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 31, 2005 includes a summary of the critical accounting policies we believe are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the three months ended April 1, 2006.

New Accounting Pronouncements

We adopted SFAS 123 (revised 2004), Share-Based Payment on January 1, 2006 (SFAS 123R). SFAS 123R, which revised SFAS 123, Accounting for Stock-Based Compensation, superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Statement 123R requires that all share-based payments to employees, including grants of employee stock options be recognized in the financial statements based upon their fair value. We had previously followed APB No. 25 in accounting for its stock options and accordingly, no compensation cost had been previously recognized.

We have adopted SFAS 123R using the modified prospective method. Compensation cost has been recognized for all share-based payments in the consolidated financial statements in 2006 based upon the fair value of the stock or option grant. Prior period results have not been restated.

As a result of adopting SFAS 123R, our income before income taxes and net income for the quarter ended April 1, 2006 are $37 and $22 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ended April 1, 2006 would not have changed from $0.24 if we had not adopted SFAS 123R.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1,062 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS 123R.

Statement 123, as amended, required pro forma presentation as if compensation costs had been expensed under the fair value method. For purpose of pro forma disclosure, the estimated fair value of stock options at the grant date is amortized to expense over the vesting period.

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by the Corporation do not relate strictly to historical or current facts. As such they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “could,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. Factors that could cause the Corporation’s actual results to differ materially from the expectations expressed in our forward-looking statements include, but are not limited to, the following: changes in general economic conditions in the United States and Europe; our ability to retain existing customers, particularly our key customers, and attract new customers; the timing of significant orders and shipments, including the effects of changes in inventory management practices by our customers; the competitive nature of the orthopedic device market; the pursuit of strategic acquisitions or encountering unforeseen difficulties in integrating acquisitions; the degree to which we are leveraged and our significant debt service obligations; the impact of work stoppages and other labor matters; general economic or business conditions affecting the orthopedic device market being less favorable than expected; our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis; the unpredictability of intellectual property protection and maintenance and other intellectual property issues; any future changes in management or loss of key personnel; unforeseen problems associated with international sales and operations, including gains and losses from foreign currency exchange; product liability lawsuits brought against us or our customers; implementation of or changes in laws, regulations or policies that could negatively affect the orthopedic device market; and other uncertainties and factors discussed in the “Risk Factors” section of the Corporation’s Annual Report on Form 10-K filed on February 27, 2006, elsewhere in this Quarterly Report on Form 10-Q and in the Corporation’s other filings with the Securities and Exchange Commission.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Our exposure to these risks has not changed materially since December 31, 2005.

ITEM 4.     CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), have concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q, our disclosure controls and procedures were adequate and designed to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by others within those entities.

(b)   Changes in internal control over financial reporting.

There was no change in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

None.

ITEM 1A    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which could materially affect our business, financial condition or future results. The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed.

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2006, Olympus Growth Co-Investment Fund III, L.P. converted warrants to purchase 27,349 shares of the Corporation’s common stock into 27,339 shares of the Corporation’s common stock.

On February 22, 2006, Olympus Executive Fund, L.P. converted warrants to purchase 1,518 shares of the Corporation’s common stock into 1,516 shares of the Corporation’s common stock.

Each of the above issuances of shares of the Corporation’s common stock upon the conversion or exercise of warrants on February 22, 2006 was made in reliance on the exemptions provided by Section 3(a)(9) and 4(2) of the Securities Act of 1933.

ITEM 5      OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our Schedule 14A filed March, 21, 2006.

ITEM 6      EXHIBITS

10.22*  Stock Purchase Agreement by and among Symmetry Medical USA Inc., Edward D. Riley and Russell P. Holmes.

31.1                Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Schedules omitted pursuant to Item 601(b)(2) of regulation S-X but will be furnished to staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMMETRY MEDICAL INC.

By	/s/ BRIAN MOORE
Brian Moore,
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ FRED HITE
Fred Hite,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

May 10, 2006