Form 10-Q
period 2006-07-01
Symmetry Medical Inc.
filed 2006-08-09
CIK 1292055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of July 1, 2006 was 34,894,106.

Symmetry Medical Inc.

Condensed Consolidated Balance Sheets

	July 1,	December 31,
	2006	2005
	(In Thousands, Except Per Share Data)
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$10,686	$12,471
Accounts receivables, net	49,667	44,908
Inventories	43,942	38,783
Refundable income taxes	145	185
Deferred income taxes	2,166	1,867
Derivative valuation asset	—	414
Other current assets	4,119	4,032

Total current assets	110,725	102,660
Property and equipment, net	101,688	93,106
Derivative valuation asset	477	170
Goodwill	153,392	124,518
Intangible assets, net of accumulated amortization	27,537	16,327
Other assets	1,066	864

Total Assets	$394,885	$337,645

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$16,219	$18,983
Accrued wages and benefits	8,567	10,997
Derivative valuation liability	300	—
Other accrued expenses	3,606	2,696
Income tax payable	725	1,241
Revolving line of credit	2,371	—
Current portion of capital lease obligations	3,017	3,239
Current portion of long-term debt	2,150	1,313

Total current liabilities	36,955	38,469
Deferred income taxes	11,691	11,139
Capital lease obligations, less current portion	6,826	8,532
Long-term debt, less current portion	62,350	26,250

Total Liabilities	117,822	84,390

Commitments and contingencies (Note 11)	—	—

Shareholders’ Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued (July 1, 2006—34,894; December 31, 2005—34,704)	3	3
Additional paid-in capital	270,794	268,973
Retained earnings (deficit)	(1,321)	(17,378)
Accumulated other comprehensive income	7,587	1,657

Total Shareholders’ Equity	277,063	253,255

Total Liabilities and Shareholders’ Equity	$394,885	$337,645

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Data)
	(unaudited)	(unaudited)
Revenue	$64,760	$70,177	$134,373	$133,937
Cost of Revenue	47,873	48,735	97,145	93,108

Gross Profit	16,887	21,442	37,228	40,829
Selling, general, and administrative expenses	6,892	6,754	13,932	13,702

Operating Income	9,995	14,688	23,296	27,127
Other (income) expense:
Interest expense	925	773	1,586	1,712
Derivatives valuation (gain)/loss	408	189	407	(107)
Other	(2,059)	681	(2,280)	883

Income before income taxes	10,721	13,045	23,583	24,639
Income tax expense	3,042	4,426	7,526	8,356

Net income applicable to common shareholders	$7,679	$8,619	$16,057	$16,283

Net income (loss) applicable to common shareholders per share:
Basic	$0.22	$0.26	$0.46	$0.49
Diluted	$0.22	$0.25	$0.46	$0.47

Weighted average common shares and equivalent shares outstanding:
Basic	34,830	33,239	34,774	33,207
Diluted	35,177	34,477	35,157	34,296

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	July 1,	July 2,
	2006	2005
	(In Thousands)
	(unaudited)	(unaudited)
Operating activities
Net Income	$16,057	$16,283
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,677	6,191
Amortization	424	305
Net gain on sale of assets	(1,233)	(2)
Deferred income tax provision	253	—
Excess tax benefit from stock-based compensation	(1,062)	—
Income tax benefits from exercise of stock options	—	57
Stock-based compensation	212	—
Derivative valuation change	407	(107)
Change in operating assets and liabilities:
Accounts receivable	1,614	(5,494)
Other assets	834	1,614
Inventories	(1,034)	446
Accounts payable	(5,730)	1,070
Accrued expenses and other	(3,855)	2,668

Net cash provided by operating activities	14,564	23,031

Investing activities
Purchases of property and equipment	(11,783)	(20,834)
Proceeds from the sale of fixed assets	2,434	—
Acquisition, net of cash received	(45,629)	—

Net cash used in investing activities	(54,978)	(20,834)

Financing activities
Proceeds from bank revolver	47,598	22,241
Payments on bank revolver	(45,373)	(18,085)
Issuance of long-term debt	40,000	—
Payments on long-term debt and capital lease obligations	(5,130)	(4,558)
Proceeds from the issuance of common and preferred stock, net of expenses	547	643
Excess tax benefit from stock-based compensation	1,062	—
Debt issuance costs paid	(322)	—

Net cash provided by financing activities	38,382	241
Effect of exchange rate changes on cash	247	(188)

Net increase (decrease) in cash and cash equivalents	(1,785)	2,250
Cash and cash equivalents at beginning of period	12,471	4,849

Cash and cash equivalents at end of period	$10,686	$7,099

Supplemental disclosures:
Cash paid for interest	$1,284	$1,370

Cash paid for income taxes	$6,996	$5,115

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Notes to Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

1.   Basis of Presentation

The condensed consolidated financial statements include the accounts of Symmetry Medical, Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), Symmetry Medical USA Inc., Jet Engineering, Inc., Ultrexx, Inc., Riley Medical Inc., Riley Medical Europe SA., Symmetry Medical Cheltenham Limited, Poly-Vac S.A. and Thornton Precision Components Limited. The Corporation is a global supplier of integrated products and services consisting primarily of surgical implants, instruments and cases to orthopedic and other medical device companies.

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

During May 2006, the Corporation acquired all of the stock of Riley Medical, Inc., a privately owned company based in Auburn, Maine, and Riley Medical Europe S.A., its Swiss subsidiary (collectively “Riley Medical”).  Refer to note 13 for further discussion.

2.   Inventories

Inventories consist of the following:

	July 1,	December 31,
	2006	2005
Raw material and supplies	$8,734	$7,325
Work-in-process	24,886	23,418
Finished goods	10,322	8,040
	$43,942	$38,783

3.   Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	July 1,	December 31,
	2006	2005
Land	$1,500	$1,283
Buildings and improvements (20 to 40 years)	25,857	24,128
Machinery and equipment (5 to 15 years)	111,417	101,437
Office equipment (3 to 5 years)	6,400	5,421
Construction-in-progress	6,894	5,695

	152,068	137,964
Less accumulated depreciation	(50,380)	(44,858)
	$101,688	$93,106

4.   Intangible Assets

Intangible assets subject to amortization consist of technology, non-compete and customer related intangible assets acquired in connection with our acquisitions of Mettis (UK) Limited on June 11, 2003 and Riley Medical on May 2, 2006. These assets ($22,451, net, at July 1, 2006 and $12,656, net, at December 31, 2005) are being amortized using the straight-line method over 4 to 25 years.  The Corporation has $5,086 and $3,671 of indefinite lived intangible assets as July 1, 2006 and December 31, 2005, respectively.

5.   Long-term Debt

In conjunction with the Riley Medical acquisition, the Corporation’s lending arrangements were amended in June 2006 to provide for a new term loan of $40 million, which requires annual principal payments of $200 in the remainder of fiscal 2006 and $400, $400, $400, $11,400 and $27,200 over the next five fiscal years, respectively.  In addition, the Corporation’s $40 million revolving credit facility maturity was extended from December 2009 to June 2011.  The financial loan covenants remain unchanged and the Corporation is in compliance with these covenants as of July 1, 2006.

	July 1,	December 31,
	2006	2005
Bank term loan payable in quarterly installments, plus interest at a variable rate (6.25% at July 1, 2006), through December 2009	$24,500	$27,563
Bank term loan payable in quarterly installments, plus interest at a variable rate (6.625% at July 1, 2006), through June 2011	40,000	—
Revolving line of credit, due June 2011	—	—

	64,500	27,563
Less current portion	(2,150)	(1,313)
	$62,350	$26,250

6.   New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 151, Inventory Costs—an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. The Statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current-period expenses regardless of how abnormal the circumstances. In addition, this Statement requires that the allocation of fixed overheads to the costs of conversion be based upon normal production capacity levels. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This Statement did not have a material effect on the Corporation’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation is currently evaluating the impact of adopting FIN 48 on its financial statements.

7.   Stock-Based Compensation

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

As a result of adopting SFAS 123R, the Corporation’s income before income taxes and net income for the six months ended July 1, 2006 are $72 and $43 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the six months ended July 1, 2006 would not have changed from $0.46 if the Corporation had not adopted SFAS 123R.

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

Statement 123, as amended, required pro forma presentation as if compensation costs had been expensed under the fair value method. For purpose of pro forma disclosure, the estimated fair value of stock options at the grant date is amortized to expense over the vesting period. The following table illustrates the effect on net income and net income per share as if compensation expense had been recognized (in thousands, except for per share amounts):

	Three Months Ended	Six Months Ended
	July 2,	July 2,
	2005	2005
Reported net income applicable to common shareholders	$8,619	$16,283
Pro forma stock-based compensation expense (net of tax)	(54)	(99)
Stock-based employee compensation recorded (net of tax)	15	19

Adjusted net income	$8,580	$16,203

Basic net income per share applicable to common:
Reported net income per share	$0.26	$0.49
Stock-based compensation expense (net of tax) per share	—	—

Adjusted net income per share	$0.26	$0.49

Diluted net income per share applicable to common:
Reported net income per share	$0.25	$0.47
Stock-based compensation expense (net of tax) per share	—	—

Adjusted net income per share	$0.25	$0.47

The compensation cost related to non-vested awards not yet recognized is approximately $44, net, and the weighted average period over which it is expected to be recognized is approximately one year.  During the six month period ended July 1, 2006, the Corporation issued 145 shares of common stock through the exercise of stock options, 29 shares of common stock through the exercise of warrants and 10 shares of common stock were issued under the Employee Stock Savings Plan.

8.   Income Taxes

The Corporation’s effective tax rate was 31.9% for the six month period ended July 1, 2006 as compared to 33.9% for the same periods in 2005. The decrease in the rate from the 2005 effective tax rate was primarily due to recognizing state economic development credits and other tax credits in the second quarter of 2006. The 2006 rate would have been lower had the expiration of the Federal research tax credit on December 31, 2005 not occurred.  The United States government has not yet reinstated this tax credit bill.

9.   Segment Reporting

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

The Corporation is a multi-national corporation with operations in the United States, the United Kingdom, Switzerland and France. As a result, the Corporation’s financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. While exposure to variability in foreign currency exists, the Corporation does not believe it is significant to its operations and any variability is somewhat offset through the location of its manufacturing facilities. Revenue is attributed to geographic locations based on the location to which we ship our products.

Revenue from External Customers:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
United States	$40,825	$45,447	$87,173	$87,428
Ireland	5,627	7,974	13,356	16,291
United Kingdom	10,057	8,199	19,582	14,869
Other foreign countries	8,251	8,557	14,262	15,349

Total net revenues	$64,760	$70,177	$134,373	$133,937

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. The Corporation’s revenue includes revenue from customers of the Corporation which individually account for 10% or more of revenue as follows:

Quarter ended July 1, 2006—Four customers representing approximately 24%, 12%, 12% and 10% of revenue, respectively.

Quarter ended July 2, 2005—Two customers representing approximately 30% and 15% of revenue, respectively.

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenue of the specialty services business is included in the “other” category.

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Implants	$23,118	$25,457	$49,709	$48,414
Instruments	18,032	24,497	39,610	47,847
Cases	16,489	15,762	31,160	29,606
Other	7,121	4,461	13,894	8,070

Total net revenues	$64,760	$70,177	$134,373	$133,937

10.   Net Income (Loss) Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net income	$7,679	$8,619	$16,057	$16,283
Preferred stock dividends	—	—	—	—

Net income available to common shareholders	$7,679	$8,619	$16,057	$16,283

Weighted-average common shares outstanding basic	34,830	33,239	34,774	33,207
Effect of stock options, restricted stock and stock warrants	347	1,238	383	1,089

Weighted-average common shares outstanding and assumed conversions	35,177	34,477	35,157	34,296

Net income per share available to common shareholders:
Basic	$0.22	$0.26	$0.46	$0.49
Diluted	$0.22	$0.25	$0.46	$0.47

11.   Commitments and Contingencies

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

12.   Comprehensive Income

Comprehensive income is comprised of net income and gains and losses resulting from currency translations of foreign entities. Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net Income	$7,679	$8,619	$16,057	$16,283
Foreign currency translation adjustments	4,988	(4,465)	5,930	(6,039)

Comprehensive income	$12,667	$4,154	$21,987	$10,244

13.   Acquisition

On May 2, 2006, the Corporation completed the acquisition of Riley Medical, a privately-owned company based in Auburn, Maine, for approximately $45,629 in net cash, subject to adjustment. Riley Medical is a manufacturer of standard and custom cases, trays and containers for the medical device industry with locations in the United States and Switzerland.  The acquisition expands the Corporation’s geographic footprint in Europe and the case product line, including several new patents and trademarks.  Results of Riley Medical are included in the statement of operations from the acquisition date.

The aggregate purchase price is preliminary, subject to adjustment and expected to be finalized in the third fiscal quarter. As of July 1, 2006, the aggregate purchase price of $45,629 was allocated to the opening balance sheet as follows:

Current assets	$6,411
PP&E	2,944
Acquired technology (amortized over average weighted 13 years)	1,050
Acquired customers (amortized over 15 years)	8,920
Non-compete agreements (amortized over 5 years)	110
Trademarks (indefinite-lived)	1,300
Goodwill	26,912
Current liabilities	(2,018)

Purchase price, net	$45,629

Unaudited Proforma Results

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Revenue	$66,037	$75,860	$141,134	$145,134
Income available to common shareholders	7,478	9,236	15,606	17,589
Earnings per share—basic	$0.21	$0.28	$0.45	$0.53
Earnings per share—diluted	$0.21	$0.27	$0.44	$0.51

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are the world’s largest independent provider of implants and related instruments and cases to orthopedic device manufacturers. We also design, develop and produce these products for companies in other segments of the medical device market, including dental, osteobiologic and endoscopy sectors, and provide limited specialized products and services to non-healthcare markets, primarily the aerospace industry.

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

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, provides additional information about our business, operations and financial condition.

On May 2, 2006, we completed the acquisition of Riley Medical Inc., a privately-owned company based in Auburn, Maine, for $45.6 million in cash, subject to adjustment. Riley Medical Inc. is a manufacturer of standard and custom cases, trays and containers for the medical device industry with locations in the United States and Switzerland. Riley Medical innovative case products, such as the Flashpak™, have been well received by our customers.  Riley Medical products have allowed us to realize a number of cross-selling synergies and additional market reach into markets such as spine and endoscopy.

During the second quarter 2006, our revenue was impacted by the slowdown in demand for major orthopedic joints throughout the industry.  The orthopedic environment, from our perspective, went through a strong year of revenue growth in 2005 with a large volume of new customer product launches.  Procedure volumes were strong and product mix was favorable for our customers.  In the first half of 2006, we saw a reduction in new product launches from our customers and slower growth on procedure volume for reconstructive joints.

As a key supplier to the original equipment manufactures in the orthopedic industry for these joints, we believe that we are disproportionately affected by these industry developments.  As our customers’ growth accelerates, we tend to grow faster and when their growth decelerates, we tend to slow down more rapidly.  These results were further impacted by a reduction in our customer product launches.  Fewer customer launches disproportionately impact our sales of instrument and cases as demand for these products is related to launches of new products.  While the current market conditions impact the entire supply chain, we remain confident that we will continue as the leading provider to the orthopedic market with implants, instruments and cases.  Further, we believe we remain well positioned to respond to an upturn.

We believe it is important to continue with the main strategic intent of our business and use our strength and market position.  We are taking advantage of this slower period to extend our Total Solutions approach into other markets, as well as to increase acquisition activity.  In particular we continue to expand our engineering resources that produce and provide closer and critical customer relationships on the development of new products.  In addition, our focus to increase revenue of finished implants to our current customers progressed in the quarter to over 10% of implant revenue in the quarter. We are developing our activities in Switzerland through the Riley Medical acquisition and are exploring opportunities in Asia to support our global expansion initiative. This local presence in the global marketplace allows us to be closer to our customer base, provide quicker response times and increase our value added services.

Second Quarter Results of Operations

Revenue.   Revenue for the three month period ended July 1, 2006 decreased $5.4 million, or 7.7%, to $64.8 million from $70.2 million for the comparable 2005 period.  Revenue for each of our principal product categories in these periods was as follows:

Product Category	Three Months Ended
	July 1,	July 2,
	2006	2005
	(in millions)
Implants	$23.1	$25.5
Instruments	18.0	24.5
Cases	16.5	15.8
Other	7.2	4.4

Total	$64.8	$70.2

The $5.4 million reduction in revenue resulted from lower instrument and implant revenue of $6.5 million and $2.4 million respectively, as a result of the slowdown in demand for major orthopedic joints throughout the industry.  Because of our position in the supply chain for these joints, we are disproportionately affected by these industry developments.  These results were further impacted by a reduction in our customer product launches.  These reductions were partially offset by increased case sales of $0.7 million as a result of $3.4 million of sales from the Riley Medical acquisition. The Other category increase of $2.8 million was driven by the continued strength in the aerospace industry.

Gross Profit.   Gross profit for the three month period ended July 1, 2006 decreased $4.5 million, or 21.2%, to $16.9 million from $21.4 million for the comparable 2005 period. This decrease in gross profit was driven primarily by reduced  gross margin rate as the gross margin was 26.1% for the three month period ended July 1, 2006 compared to 30.6% for the comparable 2005 period. The decline in gross margin as a percentage of sales was primarily driven by higher fixed costs from our significant investment in 2005 capacity expansion across our global facilities and a more pronounced sales reduction in our higher margin products within several of our product segments.  We view our global infrastructure as a competitive strength, enabling us to respond quickly to our customers’ high volume demand on short notice.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three month period ended July 1, 2006 increased $0.1 million, or 2.0%, to $6.9 million from $6.8 million for the comparable 2005 period.  While a number of initiatives to cut costs across our global facilities did result in a reduction of costs, the addition of the acquisition of Riley Medical resulted in a slight increase in our SG&A costs for the quarter.  We also had an increase in expenses from costs related to additional stock compensation expenses related from the adoption of SFAS 123R and restricted stock awards granted since the second quarter of 2005. As a percentage of revenue, selling, general and administrative expenses increased to 10.6% of revenue for the three month period ended July 1, 2006 from 9.6% of revenue for the comparable 2005 period.

Other Expense.   Interest expense for the three month period ended July 1, 2006 increased $0.2 million, or 19.7%, to $0.9 million from $0.8 million for the comparable 2005 period. This increase  reflects the $40 million senior term debt addition related to the acquisition of Riley Medical.  This increase was partialy offset by the reduction in outstanding capital lease obligations and existing senior term debt through normal amortization.

The derivatives valuation (gains) losses consist of interest rate swap valuations used to mitigate the effect of changing interest rates on net income and foreign currency forward contracts used to mitigate the effect of changes in the foreign exchange rates on net income. The increase in the loss for the three month period ended July 1, 2006 versus the comparable 2005 period is due to market fluctuations in these contracts, which are not designated as hedges under SFAS 133.

Also included in Other is a $1.2 million gain on the sale of surplus land adjacent to our Sheffield, UK facility.  This resulted in an after tax gain of $0.8 million.

Provision for Income Taxes.   Our effective tax rate was 28.4% for the three month period ended July 1, 2006 as compared to 33.9% for the comparable 2005 period. Provision for income taxes decreased by $1.4 million, or 31.3%, to $3.0 million for the three month period ended July 1, 2006 from $4.4 million for the comparable 2005 period. This decrease was primarily due to an Indiana state EDGE tax credit of $0.3 million realized in the second quarter of 2006.  This credit, is part of a $1.5 million overall grant that is available through 2013.  We did not record a Federal research and development tax credit in the second quarter 2006 since the United States government has not yet reinstated Section 41 of the U.S. tax code.

Six Months Results of Operations

Revenue.   Revenue for the six month period ended July 1, 2006 increased $0.5 million, or 0.3%, to $134.4 million from $133.9 million for the comparable 2005 period. Revenue for each of our principal product categories in these periods was as follows:

Product Category	Six Months Ended
	July 1,	July 2,
	2006	2005
	(in millions)
Implants	$49.7	$48.4
Instruments	39.6	47.8
Cases	31.2	29.6
Other	13.9	8.1

Total	$134.4	$133.9

The $0.5 million increase in revenue resulted from increased implant, case, and non-healthcare/other revenue of $1.3 million, $1.6 million, and $5.8 million, respectively. These increases are a result of increased implant finishing volume, the addition of $3.4 million from the Riley Medical acquisition and the continued strength in the aerospace industry.  These increases were partially offset by decreased instrument revenue of $8.2 million due to slower demand from customers as discussed in the Overview section.

Gross Profit.   Gross profit for the six month period ended July 1, 2006 decreased $3.6 million, or 8.8%, to $37.2 million from $40.8 million for the comparable 2005 period. This decrease in gross profit was driven primarily by a reduced gross margin as the gross margin was 27.7% for the three month period ended July 1, 2006 compared to 30.5% for the comparable 2005 period. The decline in gross margin as a percentage of sales of 2.8% was primarily driven by higher fixed costs from our 2005 expansion across our global facilities and a more pronounced sales reduction in our higher margin products within several of our product segments.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the six month period ended July 1, 2006 increased $0.2 million, or 1.7%, to $13.9 million from $13.7 million for the comparable 2005 period. While a number of initiatives to cut costs across our global facilities resulted in a reduction of costs, the addition of the acquisition of Riley Medical drove a slight increase in our SG&A costs for the quarter.  We also had an increase in expenses primarily resulted from costs related to additional stock compensation expenses related from the adoption of SFAS 123R and restricted stock awards granted since the second quarter of 2005. As a percentage of revenue, selling, general and administrative expenses increased to 10.4% of revenue for the six month period ended July 1, 2006 from 10.2% of revenue for the comparable 2005 period. This 0.2% increase  as a percentage of revenue was attributable to the addition of Riley Medical acquisition partially offset by controlled spending.

Other Expense.   Interest expense for the six month period ended July 1, 2006 decreased $0.1 million, or 7.4%, to $1.6 million from $1.7 million for the comparable 2005 period. This decrease primarily reflects the decrease in outstanding capital lease obligations and previously held senior term debt through normal amortization but was partially offset by the increase of interest from our $40 million new senior term debt from the Riley Medical acquisition.

The derivatives valuation (gains) losses consist of interest rate swap valuations used to mitigate the effect of changing interest rates on net income and foreign currency forward contracts used to mitigate the effect of changes in the foreign exchange rates on net income. The decrease in the gain for the six month period ended July 1, 2006 versus the comparable 2005 period is due to market fluctuations in these contracts, which are not designated as hedges under SFAS 133.

Also included in Other is a $1.2 million gain on the sale of surplus land adjacent to our Sheffield, UK facililtiy.  This resulted in an after tax gain of $0.8 million.

Provision for Income Taxes.   Our effective tax rate was 31.9% for the six month period ended July 1, 2006 as compared to 33.9% for the comparable 2005 period. Provision for income taxes decreased by $0.8 million, or 9.9%, to $7.5 million for the six month period ended July 1, 2006 from $8.4 million for the comparable 2005 period, due primarily to lower pre-tax earnings and the addition of the Indiana EDGE tax credit of $0.3, recorded in the second quarter of 2006.

Liquidity and Capital Resources

Our principal sources of cash in the six month period ended July 1, 2006 were cash generated from operations, borrowings under our revolving credit facility, income tax benefits and proceeds from the exercise of common stock options. Principal uses of cash in the six month period ended July 1, 2006 included working capital, capital expenditures and debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund potential mergers and acquisitions. We completed an acquisition of Riley Medical Inc. on May 2, 2006 for $45.6 million, subject to adjustment, through the use of the existing cash balances and a new $40.0 million senior debt facility.

Operating Activities   We generated cash from operations of $14.6 million in the six month period ended July 1, 2006 compared to $23.0 million for the six month period ended July 2, 2005. Cash provided by operating activities in the six month period ended July 1, 2006 is primarily the result of a $22.7 million increase in net income, adjusted for non-cash items, such as depreciation expense, which was more than offset by increases in net working capital.

Uses of cash due to changes in working capital were $8.2 million in the six month period ended July 1, 2006.  The primary uses of cash for working capital came from a decrease in accounts payable and accrued expenses of $9.6 million. A portion of the decrease in accounts payable was due to lower volume and lower capital expenditure purchases.

Investing Activities   Capital expenditures were $9.0 million lower in the six month period ended July 1, 2006 compared to the six month period ended July 2, 2005.  However, the Riley Medical acquisition accounted for a $45.6 million use of cash in 2006.  We also sold a portion of land that was not needed for expansion near our Sheffield, United Kingdom facility for approximately $2.4 million

Financing Activities   Financing activites generated $38.4 million of cash due primarily to the $40.0 million term loan obtained in conjunction with the Riley Medical acquisition.

Capital Expenditures

Capital expenditures totaled $11.8 million for the six month ended July 1, 2006, compared to $20.8 million for the six month period ended July 2, 2005. Expenditures were primarily used to complete our new design and development facility in Warsaw, Indiana and maintain production capacity in all of our production facilities.

Debt and Credit Facilities

In connection with our May 2006 acquisition of Riley Medical, we entered into a $40.0 million senior secured credit facility five-year term loan. As part of an amendment and restatement of our senior credit facility, we negotiated a 25 basis point interest rate reduction for all of our outstanding senior debt.

As of July 1, 2006, we had an aggregate of $76.7 million of outstanding indebtedness, which consisted of $64.5 million of term loan borrowings outstanding under our senior credit facility, no borrowings outstanding under our revolving credit facility, $2.4 million of borrowings under our U.K. short-term credit facility and $9.8 million of capital lease obligations. We had no outstanding letters of credit as of July 1, 2006.

Our senior credit agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. We were in compliance with our financial and restrictive covenants under the senior credit facility as of July 1, 2006.

We believe that cash flow from operating activities and borrowings under our senior credit facility will be sufficient to fund currently anticipated working capital, the debt associated with the acquisition of Riley Medical Inc. for approximately $45.6 million, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months. We also review technology, manufacturing and other strategic acquisition opportunities regularly, which may require additional debt or equity financing.

Contractural Obligations and Commercial Commitments

The following table relects our contractural obligations as of July 1, 2006:

	Payments due by period
	Total	Less than 1 year*	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations (1)	$64.5	$0.2	$14.8	$22.3	$27.2
Capital lease obligations	13.6	2.0	5.8	1.9	3.9
Operating lease obligations	5.0	0.7	2.3	1.2	0.8
Purchase obligations (2)	20.7	15.6	5.1	—	—

Total	$103.8	$18.5	$28.0	$25.4	$31.9

* Less than 1 year is defined as the remainder of fiscal 2006. Following periods are whole fiscal years.

(1)  Represents principal maturities only and , therefore, excludes the effects of interest and interest rate swaps.  We have prepaid $4.4 million in term debt as of July 1, 2006.

(2)  Represents purchase agreements to buy minimum quantities of titanium and cobalt chrome through December 2007.  The titanium contract disclosed in our Annual Report on Form 10-K has been modified and additional titanium and cobalt chrome contracts have been entered into in the second quarter of 2006.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 31, 2005 includes a summary of the critical accounting policies we believe are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the six months ended July 1, 2006.

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

As a result of adopting SFAS 123R, our income before income taxes and net income for the six months ended July 1, 2006 are $72 and $43 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the six months ended July 1, 2006 would not have changed from $0.46 if we had not adopted SFAS 123R.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1.1 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS 123R.

Statement 123, as amended, required pro forma presentation as if compensation costs had been expensed under the fair value method. For purpose of pro forma disclosure, the estimated fair value of stock options at the grant date is amortized to expense over the vesting period.

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Corporation is currently evaluating the impact of adopting FIN 48 on its financial statements.

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by the Corporation do not relate strictly to historical or current facts. As such they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Forward-

looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “could,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. Factors that could cause the Corporation’s actual results to differ materially from the expectations expressed in our forward-looking statements include, but are not limited to, the following: changes in general economic conditions in the United States and Europe; our ability to retain existing customers, particularly our key customers, and attract new customers; the timing of significant orders and shipments, including the effects of changes in inventory management practices by our customers; the competitive nature of the orthopedic device market; the pursuit of strategic acquisitions or encountering unforeseen difficulties in integrating acquisitions; the degree to which we are leveraged and our significant debt service obligations; the impact of work stoppages and other labor matters; general economic or business conditions affecting the orthopedic device market being less favorable than expected; our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis; the unpredictability of intellectual property protection and maintenance and other intellectual property issues; any future changes in management or loss of key personnel; unforeseen problems associated with international sales and operations, including gains and losses from foreign currency exchange; product liability lawsuits brought against us or our customers; implementation of or changes in laws, regulations or policies that could negatively affect the orthopedic device market; and other uncertainties and factors discussed in the “Risk Factors” section of the Corporation’s Annual Report on Form 10-K filed on February 27, 2006, elsewhere in this Quarterly Report on Form 10-Q and in the Corporation’s other filings with the Securities and Exchange Commission.

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

During the quarter, there have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that in connection with the acquisition of Riley Medical, Inc. (See Note 13 to the condensed consolidated financial statements included in Item 1 for discussion of the acquisition and related financial data), we are still are in the process of integrating the Riley Medical operations and will be incorporating these operations as part of our internal controls. However, for purposes of this evaluation, the impact of this acquisition on our internal controls over financial reporting has been excluded.

PART II   OTHER INFORMATION

ITEM 1                       LEGAL PROCEEDINGS

None.

ITEM 1A              RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which could materially affect our business, financial condition or future results. The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed.

ITEM 2                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 4                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held April 27, 2006.  Proxies were solicited for the Annual Meeting in accordance with the requirements of The Securities Exchange Act 1934.  At the Annual Meeting, the following occurred:

•                  With respect to Item 1 in our Proxy Statement (Election of Directors), Stephen B. Oresman and Frank Turner were elected to serve as Class I Directors and James S. Burns was elected to serve as a Class II Director.  The newly-elected Class I Directors will serve three-year terms, expiring at the annual shareholder meeting in 2009.  The newly-elected Class II Director will complete a term that expires at the annual shareholder meeting in 2007.  The Class III Directors, Brian S. Moore and Francis T. Nusspickel are continuing Directors serving three-year terms that expire at the annual shareholder meeting in 2008.  The voting results for the two Class I Directors and the one Class II Director were as follows:

	Shares Voted For	Shares Voted Against	Abstentions
Class I Directors
Stephen B. Oresman	24,773,299	0	745,535
	97.08%		2.92%

Frank Turner	24,782,164	0	736,670
	97.11%		2.89%
Class II Director
James S. Burns	25,104,839	0	413,995
	98.38%		1.62%

•                  With respect to Item 2 in our Proxy Statement (Approval of Ernst & Young LLP as Auditors for the Year 2006), Ernst & Young LLP was approved as our independent auditors for the year 2006:

Shares Voted For	25,502,728
99.94%

Shares Voted Against	10,907
.04%

Abstentions	5,199
.02%

Broker Non-Votes	0

•                  With respect to Item 3 in our Proxy Statement (Approval of the Symmetry Medical Inc. UK Share Incentive Plan 2006) the Symmetry Medical Inc. UK Share Incentive Plan 2006 was approved:

Shares Voted For	22,286,859
99.06%

Shares Voted Against	199,779
.89%

Abstentions	10,380
.05%

Broker Non-Votes	3,021,816

ITEM 5                       OTHER INFORMATION

(b)  There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our Schedule 14A filed March 21, 2006.

ITEM 6                       EXHIBITS

10.22	Stock Purchase Agreement by and among Symmetry Medical USA Inc., Edward D. Riley and Russell P. Holmes (incorporated by reference to Exhibit 10.22 from our Form 10-Q filed on May 10, 2006).

10.23

Amended and Restated Credit Agreement, dated June 13, 2006, among Symmetry Medical Inc. as borrower, Wachovia Bank, National Association as Administrative Agent, the lenders identified on the signature pages thereto, General Electric Capital Corporation as Syndication Agent and CIT Lending Services Corporation and Charter One Bank, N.A. as Documentation Agents (incorporated by reference to Exhibit 10.1 from our Form 8-K, filed June 14, 2006).

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

August 9, 2006