Form 10-Q
period 2006-09-30
Symmetry Medical Inc.
filed 2006-11-08
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32374

SYMMETRY MEDICAL INC.

 (Exact name of registrant as specified in its charter)

Delaware	35-1996126
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

220 W. Market Street, Warsaw, Indiana	46580
(Address of principal executive offices)	(Zip code)

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

The number of shares outstanding of the registrant’s common stock as of October 10, 2006 was 35,099,971.

Symmetry Medical Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(In Thousands, Except Per Share Data)
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$9,616	$12,471
Accounts receivables, net	48,278	44,908
Inventories	44,867	38,783
Refundable income taxes	221	185
Deferred income taxes	2,345	1,867
Derivative valuation asset	—	414
Other current assets	2,893	4,032

Total current assets	108,220	102,660
Property and equipment, net	103,350	93,106
Derivative valuation asset	—	170
Goodwill	154,037	124,518
Intangible assets, net of accumulated amortization	33,574	16,327
Other assets	1,061	864

Total Assets	$400,242	$337,645

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$16,494	$18,983
Accrued wages and benefits	8,815	10,997
Derivative valuation liability	496	—
Other accrued expenses	3,105	2,696
Income tax payable	—	1,241
Deferred income taxes	112	—
Revolving line of credit	4,682	—
Current portion of capital lease obligations	2,846	3,239
Current portion of long-term debt	3,700	1,313

Total current liabilities	40,250	38,469
Deferred income taxes	11,743	11,139
Derivative valuation liability	600	—
Capital lease obligations, less current portion	6,196	8,532
Long-term debt, less current portion	60,500	26,250

Total Liabilities	119,289	84,390

Commitments and contingencies (Note 11)	—	—

Shareholders’ Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued (September 30, 2006—35,100; December 31, 2005—34,704)	4	3
Additional paid-in capital	271,022	268,973
Retained earnings (deficit)	1,670	(17,378)
Accumulated other comprehensive income	8,257	1,657

Total Shareholders’ Equity	280,953	253,255

Total Liabilities and Shareholders’ Equity	$400,242	$337,645

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Data)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$60,740	$67,228	$195,113	$201,165
Cost of Revenue	47,093	47,486	144,239	140,593

Gross Profit	13,647	19,742	50,874	60,572
Selling, general, and administrative expenses	7,410	7,455	21,341	21,157

Operating Income	6,237	12,287	29,533	39,415
Other (income) expense:
Interest expense	1,350	635	2,936	2,347
Derivatives valuation (gain)/loss	1,273	(65)	1,680	(172)
Other	(203)	927	(2,482)	1,811

Income before income taxes	3,817	10,790	27,399	35,429
Income tax expense	826	2,567	8,351	10,922

Net income applicable to common shareholders	$2,991	$8,223	$19,048	$24,507

Net income applicable to common shareholders per share:
Basic	$0.09	$0.24	$0.55	$0.73

Diluted	$0.09	$0.24	$0.54	$0.71

Weighted average common shares and equivalent shares outstanding:
Basic	34,841	34,310	34,796	33,575
Diluted	35,171	34,987	35,162	34,526

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,	October 1,
	2006	2005
	(In Thousands)
	(unaudited)	(unaudited)
Operating activities
Net Income	$19,048	$24,507
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,786	9,504
Amortization	780	456
Net gain (loss) on sale of assets	(1,219)	71
Deferred income tax provision	125	374
Excess tax benefit from stock-based compensation	(1,062)	—
Income tax benefits from exercise of stock options	—	1,199
Stock-based compensation	431	—
Derivative valuation change	1,680	(172)
Change in operating assets and liabilities:
Accounts receivable	973	(6,449)
Other assets	2,165	2,212
Inventories	(1,708)	(2,761)
Accounts payable	(2,644)	2,441
Accrued expenses and other	(4,908)	3,173

Net cash provided by operating activities	25,447	34,555

Investing activities
Purchases of property and equipment	(15,825)	(31,354)
Proceeds from the sale of fixed assets	2,434	—
Acquisitions, net of cash received	(54,542)	—

Net cash used in investing activities	(67,933)	(31,354)

Financing activities
Proceeds from bank revolver	63,038	37,065
Payments on bank revolver	(58,595)	(34,695)
Issuance of long-term debt	40,000	—
Payments on long-term debt and capital lease obligations	(6,250)	(6,452)
Proceeds from the issuance of common and preferred stock, net of expenses	555	11,707
Excess tax benefit from stock-based compensation	1,062	—
Debt issuance costs paid	(355)	—

Net cash provided by financing activities	39,455	7,625
Effect of exchange rate changes on cash	176	(200)

Net increase (decrease) in cash and cash equivalents	(2,855)	10,626
Cash and cash equivalents at beginning of period	12,471	4,849

Cash and cash equivalents at end of period	$9,616	$15,475

Supplemental disclosures:
Cash paid for interest	$3,057	$1,837

Cash paid for income taxes	$8,783	$6,964

Assets acquired under capital leases	$—	$283

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Notes to Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

1.   Basis of Presentation

The condensed consolidated financial statements include the accounts of Symmetry Medical, Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), Symmetry Medical USA Inc., Jet Engineering, Inc., Ultrexx, Inc., Riley Medical Inc., Symmetry Medical Everest LLC, Everest Metal International Limited, Symmetry Medical Switzerland SA. (previously named Riley Medical Europe S.A.), Symmetry Medical Cheltenham Limited, Symmetry Medical Polyvac, SAS and Thornton Precision Components Limited. The Corporation is a global supplier of integrated products and services consisting primarily of surgical implants, instruments and cases to orthopedic and other medical device companies.

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

On May 1, 2006, the Corporation acquired all of the stock of Riley Medical, Inc., a privately owned company based in Auburn, Maine, and Riley Medical Europe S.A., its Swiss subsidiary (collectively “Riley Medical”).  Refer to note 13 for further discussion.

On August 31, 2006, the Corporation acquired certain assets of Everest Metal Finishing, LLC.  The Corporation also acquired all of the stock of Everest Metal International, Limited.  Collectively Symmetry Medical Everest, LLC and Everest Metal International, Limited are referred to as “Everest Metal.”  Refer to note 13 for further discussion.

2.   Inventories

Inventories consist of the following:

	September 30,	December 31,
	2006	2005
Raw material and supplies	$11,369	$7,325
Work-in-process	22,624	23,418
Finished goods	10,874	8,040

	$44,867	$38,783

3.   Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	September 30,	December 31,
	2006	2005
Land	$1,507	$1,283
Buildings and improvements (20 to 40 years)	28,399	24,128
Machinery and equipment (5 to 15 years)	116,296	101,437
Office equipment (3 to 5 years)	6,572	5,421
Construction-in-progress	4,948	5,695

	157,722	137,964
Less accumulated depreciation	(54,372)	(44,858)

	$103,350	$93,106

4.   Intangible Assets

Intangible assets subject to amortization consist of technology, non-compete and customer related intangible assets acquired in connection with our acquisitions of Mettis (UK) Limited on June 11, 2003, Riley Medical on May 1, 2006 and Everest Metal on August 31, 2006. These assets ($28,468, net, at September 30, 2006 and $12,656, net, at December 31, 2005) are being amortized using the straight-line method over 4 to 25 years.  The Corporation has $5,106 and $3,671 of indefinite lived intangible assets as September 30, 2006 and December 31, 2005, respectively.

5.   Long-term Debt

In conjunction with the Riley Medical acquisition, the Corporation’s lending arrangements were amended in June 2006 to provide for a new term loan of $40 million, which requires annual principal payments of $300, $400, $400, $11,400 and $27,200 over the next five fiscal years, respectively.  Principal payments have been prepaid through March 2007 on the term loans  In addition, the Corporation’s $40 million revolving credit facility maturity was extended from December 2009 to June 2011.  The financial loan covenants remain unchanged and the Corporation is in compliance with these covenants as of September 30, 2006.

	September 30,	December 31,
	2006	2005
Bank term loan payable in quarterly installments, plus interest at a variable rate (6.625% at September 30, 2006), through December 2009	$24,500	$27,563
Bank term loan payable in quarterly installments, plus interest at a variable rate (6.625% at September 30, 2006), through June 2011	39,700	—
Revolving line of credit, due June 2011	—	—

	64,200	27,563
Less current portion	(3,700)	(1,313)

	$60,500	$26,250

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

As a result of adopting SFAS 123R, the Corporation’s income before income taxes and net income for the nine months ended September 30, 2006 are $92 and $55 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 would not have changed from $0.55 and $0.54, respectively, if the Corporation had not adopted SFAS 123R.

Prior to the adoption of SFAS 123R, the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1,062 excess tax benefit for the nine months ended September 30, 2006 that is classified as a financing cash inflow would have been classified as an operating cash inflow if the Corporation had not adopted SFAS 123R.

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

	Three Months Ended	Nine Months Ended
	October 1, 2005	October 1, 2005
Reported net income applicable to common shareholders	$8,223	$24,507
Pro forma stock-based compensation expense (net of tax)	(62)	(161)
Stock-based employee compensation recorded (net of tax)	36	54

Adjusted net income	$8,197	$24,400

Basic net income per share applicable to common:
Reported net income per share	$0.24	$0.73
Stock-based compensation expense (net of tax) per share	—	—

Adjusted net income per share	$0.24	$0.73

Diluted net income per share applicable to common:
Reported net income per share	$0.24	$0.71
Stock-based compensation expense (net of tax) per share	(0.01)	—

Adjusted net income per share	$0.23	$0.71

The compensation cost related to non-vested awards not yet recognized is approximately $33, net, and the weighted average period over which it is expected to be recognized is less than 1 year.  During the nine month period ended September 30, 2006, the Corporation issued 145 shares of common stock through the exercise of stock options, 117 shares of common stock through the exercise of warrants and 10 shares of common stock were issued under the Employee Stock Savings Plan.

8.   Income Taxes

The Corporation’s effective tax rate was 30.5% for the nine month period ended September 30, 2006 as compared to 30.8% for the same periods in 2005. The decrease in the rate from the 2005 effective tax rate was primarily due to recognizing state economic development credits and other tax credits in the second quarter of 2006 and a higher percentage of income coming from lower tax jurisdictions outside of the United States. The 2006 rate would have been lower had the expiration of the Federal research tax credit on December 31, 2005 not occurred.  The United States government has not yet reinstated this tax credit.

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

The Corporation is a multi-national corporation with operations in the United States, the United Kingdom, Ireland, Switzerland and France. As a result, the Corporation’s financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. While exposure to variability in foreign currency exists, the Corporation does not believe it is significant to its operations and any variability is somewhat offset through the location of its manufacturing facilities. Revenue is attributed to geographic locations based on the location to which we ship our products.

Revenue from External Customers:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
United States	$36,080	$43,631	$123,253	$131,060
Ireland	6,237	7,998	19,593	24,288
United Kingdom	10,340	8,843	29,922	23,713
Other foreign countries	8,083	6,756	22,345	22,104

Total net revenues	$60,740	$67,228	$195,113	$201,165

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. The Corporation’s revenue includes revenue from customers of the Corporation which individually account for 10% or more of revenue as follows:

Quarter ended September 30, 2006—Three customers representing approximately 18%, 14% and 10% of revenue, respectively.

Quarter ended October 1, 2005—Two customers representing approximately 37% and 14% of revenue, respectively.

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenue of the specialty services business is included in the “other” category.

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Implants	$23,324	$28,164	$73,033	$76,578
Instruments	14,497	20,020	54,107	67,867
Cases	16,623	14,217	47,782	43,822
Other	6,296	4,827	20,191	12,898

Total net revenues	$60,740	$67,228	$195,113	$201,165

10.   Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net income available to common shareholders	$2,991	$8,223	$19,048	$24,507

Weighted-average common shares outstanding basic	34,841	34,310	34,796	33,575
Effect of stock options, restricted stock and stock warrants	330	677	366	951

Weighted-average common shares outstanding and assumed conversions	35,171	34,987	35,162	34,526

Net income per share available to common shareholders:
Basic	$0.09	$0.24	$0.55	$0.73

Diluted	$0.09	$0.24	$0.54	$0.71

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

12.   Comprehensive Income

Comprehensive income is comprised of net income and gains and losses resulting from currency translations of foreign entities. Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net Income	$2,991	$8,223	$19,048	$24,507
Foreign currency translation adjustments	670	(13)	6,600	(6,054)

Comprehensive income	$3,661	$8,210	$25,648	$18,453

13.   Acquisitions

On May 1, 2006, the Corporation completed the acquisition of Riley Medical, a privately-owned company based in Auburn, Maine, for approximately $45,740 in net cash, subject to adjustment. Riley Medical is a manufacturer of standard and custom cases, trays and containers for the medical device industry with locations in the United States and Switzerland.  The acquisition expands the Corporation’s geographic footprint in Europe and the case product line, including several new patents and trademarks.  Results of Riley Medical are included in the statement of operations from the acquisition date.

The aggregate purchase price is preliminary, subject to adjustment and expected to be finalized in the fourth fiscal quarter. As of September 30, 2006, the aggregate purchase price of $45,740 was allocated to the opening balance sheet as follows:

Current assets	$6,551
PP&E	3,577
Acquired technology (amortized over average weighted 13 years)	1,050
Acquired customers (amortized over 15 years)	9,810
Non-compete agreements (amortized over 5 years)	110
Trademarks (indefinite-lived)	1,300
Goodwill	25,360
Current liabilities	(2,018)

Purchase price, net	$45,740

Unaudited Proforma Results  The following table represents the pro forma results of the Corporation’s operations had the acquisition of Riley Medical been completed as of the beginning of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Revenue	$60,740	$72,981	$202,226	$218,115
Income available to common shareholders	2,991	8,365	18,721	25,955
Earnings per share—basic	$0.09	$0.24	$0.54	$0.77
Earnings per share—diluted	$0.09	$0.24	$0.53	$0.75

On August 31, 2006, the Corporation completed the acquisition of Everest Metal, a privately-owned company, for approximately $8,802 in net cash, subject to adjustment and an earn-out provision. The earn-out provision may require payments of up to $400 at the end of 2006 and $1,000 at the end of 2007 if certain sales targets are met.  Everest Metal is an implant finishing operation with locations in the United States and Ireland. Everest Metal’s core competencies will accelerate the Corporation’s stated plan of growing its implant finishing operations and strengthening its local presence near its customers. Results of Everest Metal are included in the statement of operations from the acquisition date.

The aggregate purchase price is preliminary, subject to adjustment and an earn-out provision, and expected to be finalized in the fourth quarter. As of September 30, 2006, the aggregate purchase price of $8,802 was allocated to the opening balance sheet as follows:

Current assets	$774
PP&E	659
Acquired customers (amortized over 15 years)	5,280
Non-compete agreements (amortized over 5 years)	180
Goodwill	2,047
Current liabilities	(138)

Purchase price, net	$8,802

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

We offer our customers Total Solution® for complete implant systems—implants, instruments and cases. While our revenue to date has been derived primarily from the sale of implants, instruments and cases separately, or instruments and cases together, our ability to provide Total Solutions for complete implant systems has already proven to be attractive to our customers, and we expect this capability will provide us with growth opportunities. In addition, we expect that our Total Solutions capability will increase the relative percentage of value added products that we supply to our customers. The expansion of our Design & Development Centers provides better Total Solutions management, increased prototyping capacity and increased engineering resources to drive our own product development and expand design services. We view our Design & Development Centers as a strategic competitive advantage.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, provides additional information about our business, operations and financial condition.

On May 1, 2006, we completed the acquisition of Riley Medical, a privately-owned company based in Auburn, Maine, for $45.7 million in net cash, subject to adjustment. Riley Medical is a manufacturer of standard and custom cases, trays and containers for the medical device industry with locations in the United States and Switzerland. Riley Medical’s innovative case products, such as the Flashpak™, have been well received by our customers.  Riley Medical’s products have allowed us to realize a number of cross-selling synergies and additional market reach into markets such as spine and endoscopy.

On August 31, 2006, we completed the acquisition of Everest Metal, a privately-owned company, for approximately $8.8 million in net cash, subject to adjustment and an earn-out provision. The earn-out provision may require payments of up to $0.4 million at the end of 2006 and $1.0 million at the end of 2007 if certain sales targets are met.  Everest Metal is an implant finishing operation with locations in the United States and Ireland.  Everest Metal’s core competencies will accelerate our stated plan of growing our implant finishing operations and strengthening the local presence near our customers.

During the third quarter 2006, our revenue was impacted by the slowdown in demand for major orthopedic joints throughout the industry.  The orthopedic environment, from our perspective, went through a strong year of revenue growth in 2005 driven by a large volume of new customer product launches.  Procedure volumes and product mix were also favorable for our customers during this period.  In the first nine months of 2006, we saw a reduction in new product launches from our customers and slower growth on procedure volume for reconstructive joints.

As a key supplier to the original equipment manufactures in the orthopedic industry for these joints, we believe that we are disproportionately affected by these industry developments.  As our customers’ growth accelerates, we tend to grow faster and when their growth decelerates, we tend to slow down more rapidly.  These results were further impacted by a reduction in our customers’ product launches.  Fewer customer launches disproportionately impact our sales of instrument and cases as demand for these products is related to launches of new products.  While the current market conditions impact the entire supply chain, we remain confident that we will continue as the leading provider to the orthopedic market with implants, instruments and cases.  Further, we believe we remain well positioned to respond to an upturn in demand of the supply chain for the orthopedic industry.

We believe it is important to continue with the main strategic intent of our business and use our strength and market position.  We are taking advantage of this slower period to increase the productivity of our manufacturing sites and to extend our Total Solutions approach into other markets.  In particular, we continue to expand our engineering resources that produce and provide closer and critical customer relationships on the development of new products.  In addition, our focus on increasing revenue of finished implants to our current customers progressed in the quarter, aided by our acquisition of Everest Metal. We are developing our activities in Switzerland through the Riley Medical acquisition and are exploring opportunities in Asia to support our global expansion initiative. This local presence in the global marketplace allows us to be closer to our customer base, provide quicker response times and increase our value added services.

Third Quarter Results of Operations

Revenue.   Revenue for the three month period ended September 30, 2006 decreased $6.5 million, or 9.7%, to $60.7 million from $67.2 million for the comparable 2005 period.  Revenue for each of our principal product categories in these periods was as follows:

	Three Months Ended
	September 30,	October 1,
Product Category	2006	2005
	(in millions)
Implants	$23.3	$28.2
Instruments	14.5	20.0
Cases	16.6	14.2
Other	6.3	4.8

Total	$60.7	$67.2

The $6.5 million reduction in revenue resulted from lower implant and instrument revenue of $4.9 million and $5.5 million respectively, as a result of the slowdown in demand for major orthopedic joints throughout the industry and major customers adjusting inventory levels of our products.  Because of our position in the supply chain for these joints, we are disproportionately affected by these industry developments.  These results were further impacted by a reduction in our customers’ product launches.  These reductions were partially offset by increased case sales of $2.4 million due to $5.4 million of sales from the Riley Medical acquisition. The Other category increase of $1.5 million was driven by the continued strength in the aerospace industry.

Gross Profit.   Gross profit for the three month period ended September 30, 2006 decreased $6.1 million, or 30.9%, to $13.6 million from $19.7 million for the comparable 2005 period. Gross margin was 22.5% for the three month period ended September 30, 2006 compared to 29.4% for the comparable 2005 period. The decline in gross margin as a percentage of sales was primarily driven by higher fixed costs from our significant investment in 2005 capacity expansion across our global facilities and a more pronounced sales reduction in our higher margin products within several of our product segments.  We view our global infrastructure as a competitive strength, and we have made a deliberate decision to keep our infrastructure in place, enabling us to respond quickly to our customers’ needs and produce high volume orders on short notice.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the three month period ended September 30, 2006 decreased $0.1 million, or 0.6%, to $7.4 million from $7.5 million for the comparable 2005 period.  The 2006 period includes additional expenses of Riley Medical for the full quarter and Everest Metal expenses for one month, as well as $0.2 million of additional intangible asset amortization and an increase in expenses from costs related to additional stock compensation expenses. Despite these increased expenses, we were able to reduce costs across our global facilities so that total expenses decreased.  As a percentage of revenue, selling, general and administrative expenses still increased to 12.2% of revenue for the three month period ended September 30, 2006 from 11.1% of revenue for the comparable 2005 period due to the reduction in revenue.

Other Expense.   Interest expense for the three month period ended September 30, 2006 increased $0.7 million, or 112.6%, to $1.3 million from $0.6 million for the comparable 2005 period. This increase reflects the additional $40 million senior term debt related to the acquisition of Riley Medical.  This increase was partially offset by the reduction in outstanding capital lease obligations and existing senior term debt through normal amortization.  No additional borrowings were needed to complete the Everest Metal acquisition.

The derivatives valuation (gains) losses consist of interest rate swap valuations used to mitigate the effect of changing interest rates on net income and foreign currency forward contracts used to mitigate the effect of changes in the foreign exchange rates on net income. The increase in the loss of $1.3 million for the three month period ended September 30, 2006 versus the comparable 2005 period is due to market fluctuations in these contracts, which are not designated as hedges under SFAS 133.  $1.2 million of this loss related to the interest rate swap valuation.

Provision for Income Taxes.   Our effective tax rate was 21.6% for the three month period ended September 30, 2006 as compared to 23.8% for the comparable 2005 period. Provision for income taxes decreased by $1.8 million, or 67.8%, to $0.8 million for the three month period ended September 30, 2006 from $2.6 million for the comparable 2005 period. This decrease in rate was primarily due to a higher percentage of income coming from lower tax jurisdictions outside of the United States.  We did not record a Federal research and development tax credit in 2006 since the United States government has not yet reinstated Section 41 of the U.S. tax code.

Nine Months Results of Operations

Revenue.   Revenue for the nine month period ended September 30, 2006 decreased $6.1 million, or 3.0%, to $195.1 million from $201.2 million for the comparable 2005 period. Revenue for each of our principal product categories in these periods was as follows:

	Nine Months Ended
	September 30,	October 1,
Product Category	2006	2005
	(in millions)
Implants	$73.0	$76.6
Instruments	54.1	67.9
Cases	47.8	43.8
Other	20.2	12.9

Total	$195.1	$201.2

The $6.1 million decrease in revenue resulted from decreased implant and instrument revenue of $3.6 million and $13.8 million, respectively, due to slower demand from customers as discussed in the Overview section.  These decreases were partially offset by increased case and other revenue.  Case revenue increased $4.0 million including $8.8 million from the Riley Medical acquisition. The other revenue increased $7.3 million due to continued strength in the aerospace industry.

Gross Profit.   Gross profit for the nine month period ended September 30, 2006 decreased $9.7 million, or 16.0%, to $50.9 million from $60.6 million for the comparable 2005 period. Gross margin was 26.1% for the nine month period ended September 30, 2006 compared to 30.1% for the comparable 2005 period. The decline in gross margin of 4.0% was primarily driven by higher fixed costs across our global facilities and a more pronounced sales reduction in our higher margin products within several of our product segments.  We view our global infrastructure as a competitive strength, and we have made a deliberate decision to keep our infrastructure in place, enabling us to respond quickly to our customers’ needs and produce high volume orders on short notice.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses for the nine month period ended September 30, 2006 increased $0.1 million, or 0.9%, to $21.3 million from $21.2 million for the comparable 2005 period. While a number of initiatives to cut costs across our global facilities resulted in a reduction of costs, the addition of expenses related to the acquisitions of Riley Medical (for five months) and Everest Metal (for one month) drove a slight increase in our SG&A costs for the nine months.  We also had an increase in expenses primarily resulting from costs related to additional stock compensation expenses. As a percentage of revenue, selling, general and administrative expenses increased to 10.9% of revenue for the nine month period ended September 30, 2006 from 10.5% of revenue for the comparable 2005 period. This 0.4% increase as a percentage of revenue was attributable to the addition of Riley Medical and Everest Metal acquisitions partially offset by controlled spending on slightly lower sales.

Other Expense.   Interest expense for the nine month period ended September 30, 2006 increased $0.6 million, or 25.1%, to $2.9 million from $2.3 million for the comparable 2005 period. This increase primarily reflects the increase of interest from our $40 million new senior term debt from the Riley Medical acquisition offset by a decrease in outstanding capital lease obligations and previously held senior term debt.

The derivatives valuation (gains) losses consist of interest rate swap valuations used to mitigate the effect of changing interest rates on net income and foreign currency forward contracts used to mitigate the effect of changes in the foreign exchange rates on net income. The decrease in the gain for the nine month period ended September 30, 2006 versus the comparable 2005 period is due to market fluctuations in these contracts, which are not designated as hedges under SFAS 133.

Also included in Other is a $1.2 million gain on the sale of surplus land adjacent to our Sheffield, UK facility.  This resulted in an after tax gain of $0.8 million.

Provision for Income Taxes.   Provision for income taxes decreased by $2.5 million, or 23.5%, to $8.4 million for the nine month period ended September 30, 2006 from $10.9 million for the comparable 2005 period. Our effective tax rate was 30.5% for the nine month period ended September 30, 2006 as compared to 30.8% for the comparable 2005 period. This decrease of 0.3% was due primarily to the addition of the Indiana EDGE tax credit of $0.3, recorded in the second quarter of 2006, and a higher percentage of income coming from lower tax jurisdictions outside of the United States.

Liquidity and Capital Resources

Our principal sources of cash in the nine month period ended September 30, 2006 were cash generated from operations, borrowings under our senior credit term loan facility and U.K. revolving credit facility, proceeds from the sale of fixed assets (mainly sale of surplus land adjacent to our Sheffield, U.K. facility) and proceeds from the exercise of common stock options.

Principal uses of cash in the nine month period ended September 30, 2006 included working capital, capital expenditures, acquisitions and debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund potential mergers and acquisitions.

We completed the acquisition of Riley Medical on May 1, 2006 for $45.7 million, subject to adjustment, through the use of the existing cash balances and a $40.0 million senior debt facility.  We also completed the acquisition of Everest Metal on August 31, 2006 for $8.8 million, subject to adjustment and an earn-out provision, through the use of existing cash balances.

Operating Activities   We generated cash from operations of $25.4 million in the nine month period ended September 30, 2006 compared to $34.6 million for the nine month period ended October 1, 2005, which is a decrease of $10.2 million. The decrease in cash from operations is primarily a result of the decrease in net income of $5.5 million combined with the decrease cash flow from working capital of $4.7 million for the comparable periods. Cash provided by operating activities in the nine month period ended September 30, 2006 is primarily the result of a $31.5 million in net income, adjusted for non-cash items, such as depreciation expense and the derivative valuation change, offset by increases in net working capital.

Uses of cash due to changes in working capital were $6.1 million in the nine month period ended September 30, 2006.  The primary uses of cash for working capital came from an increase in inventory of $1.7 million and decreases in accounts payable and accrued expenses of $7.6 million. A portion of the decrease in accounts payable was due to lower volume and lower capital expenditure purchases and a portion of the decrease in accrued expenses was due to reduction of performance bonus accruals.

Investing Activities   Capital expenditures decreased by $15.5 million, or 49.5%, in the nine month period ended September 30, 2006 compared to the nine month period ended October 1, 2005.  The Riley Medical and Everest Metal acquisitions accounted for a $54.5 million use of cash in 2006.  We also sold a portion of land that was not needed for expansion near our Sheffield, United Kingdom facility for approximately $2.4 million in the second quarter of 2006.

Financing Activities   Financing activities generated $39.5 million of cash due primarily to the $40.0 million term loan obtained in conjunction with the Riley Medical acquisition.

Capital Expenditures

Capital expenditures totaled $15.8 million for the nine months ended September 30, 2006, compared to $31.4 million for the nine month period ended October 1, 2005. Expenditures were primarily used to complete our new design and development facility in Warsaw, Indiana, expand our Sheffield, U.K. facility for increased forge and machining capacity for the aerospace products, and maintain production capacity in all of our production facilities.

Debt and Credit Facilities

In connection with our May 2006 acquisition of Riley Medical, we entered into a $40.0 million senior secured five-year term loan. As part of an amendment and restatement of our senior credit facility, we negotiated a 25 basis point interest rate reduction for all of our outstanding senior debt.

As of September 30, 2006, we had an aggregate of $77.9 million of outstanding indebtedness, which consisted of $64.2 million of term loan borrowings outstanding under our senior credit facility, no borrowings outstanding under our revolving credit facility, $4.7 million of borrowings under our U.K. short-term credit facility and $9.0 million of capital lease obligations. We had no outstanding letters of credit as of September 30, 2006.  We have prepaid our scheduled senior term loan payments through the first quarter of 2007.

Our senior credit agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. We were in compliance with our financial and restrictive covenants under the senior credit facility as of September 30, 2006.

We believe that cash flow from operating activities and borrowings under our senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending, debt service requirements for the foreseeable future, including at least the next twelve months. We also review technology, manufacturing and other strategic acquisition opportunities regularly, which may require additional debt or equity financing.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of September 30, 2006:

	Payments due by period
	Total	Less than 1 year*	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations (1)	$64.2	$—	$14.7	$22.3	$27.2
Capital lease obligations	13.7	1.0	6.0	2.1	4.6
Operating lease obligations	5.1	0.4	2.4	1.4	0.9
Purchase obligations (2)	37.2	5.7	15.7	10.5	5.3

Total	$120.2	$7.1	$38.8	$36.3	$38.0

*                 Less than 1 year is defined as the remainder of fiscal 2006. Following periods are whole fiscal years.

(1)        Represents principal maturities only and, therefore, excludes the effects of interest and interest rate swaps.  We have prepaid $3.3 million in term debt as of September 30, 2006.

(2)        Represents purchase agreements to buy minimum quantities of titanium and cobalt chrome through December 2007.  The titanium contract disclosed in our Annual Report on Form 10-K has been modified and additional titanium and cobalt chrome contracts have been entered into in the second quarter of 2006.  Also represents a purchase agreement to buy Radel® R, a specialized plastic used in cases, through December 2011.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 31, 2005 includes a summary of the critical accounting policies we believe are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the nine months ended September 30, 2006.

New Accounting Pronouncements

We adopted SFAS 123 (revised 2004), Share-Based Payment on January 1, 2006 (SFAS 123R). SFAS 123R, which revised SFAS 123, Accounting for Stock-Based Compensation, superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Statement 123R requires that all share-based payments to employees, including grants of employee stock options be recognized in the financial statements based upon their fair value. We had previously followed APB No. 25 in accounting for our stock options and accordingly, no compensation cost had been previously recognized.

We have adopted SFAS 123R using the modified prospective method. Compensation cost has been recognized for all share-based payments in the consolidated financial statements in 2006 based upon the fair value of the stock or option grant. Prior period results have not been restated.

As a result of adopting SFAS 123R, our income before income taxes and net income for the nine months ended September 30, 2006 are $92 and $55 lower, respectively, than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 would not have changed from $0.55 and $0.54, respectively, if we had not adopted SFAS 123R.

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

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The provisions of FIN 48 are effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the financial statements.

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

During the quarter, there have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f)

of the Securities Exchange Act of 1934) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we are still in the process of integrating the Riley Medical and Everest Metal operations and will be incorporating these operations as part of our internal controls. For purposes of this evaluation, the impact of these acquisitions on our internal controls over financial reporting has been excluded. See Note 13 to the condensed consolidated financial statements included in Item 1 for a discussion of the Riley Medical and Everest Metal acquisitions.

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

ITEM 2                             RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On September 29, 2006, Olympus Growth Fund III, L.P. converted warrants to purchase 88,282 shares of the Corporation’s common stock into 88,223 shares of the Corporation’s common stock.

The above issuance of shares of the Corporation’s common stock upon the conversion or exercise of warrants on September 29, 2006 was made in reliance on the exemptions provided by Section 3(a)(9) and 4(2) of the Securities Act of 1933.

ITEM 5                             OTHER INFORMATION

(b)       There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our Schedule 14A filed March 21, 2006.

ITEM 6                             EXHIBITS

10.24

Asset Purchase Agreement, dated August 31, 2006, between Symmetry Medical USA Inc. and Everest Metal Finishing LLC and Christopher W. Huntington, Phillip Milidantri, and Levi Citarella (incorporated by reference to Exhibit 10.1 from our Form 8-K filed on September 9, 2006).

10.25

Stock Purchase Agreement, dated August 31, 2006, between Symmetry Medical International Inc. and Christopher W. Huntington, Phillip Milidantri, and Levi Citarella (incorporated by reference to Exhibit 10.2 from our Form 8-K, filed September 9, 2006).

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

November 8, 2006