Form 10-K
period 2006-12-30
Symmetry Medical Inc.
filed 2007-03-13
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒

The aggregate market value of voting stock of Symmetry Medical Inc. held by non-affiliates as of the Registrant as of July 1, 2006, based on the closing price of was $15.40, as reported on the New York Stock Exchange: Approximately $537,369,232.

The number of shares outstanding of the registrant’s common stock as of March 2, 2007, was 35,131,552.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Registrant’s 2007 Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

PART I

ITEM 1.   BUSINESS

General

Symmetry Medical Inc. (which we sometimes refer to, together with our consolidated subsidiaries, as the “we”, “our” or “Symmetry”) is a leading independent provider of implants and related instruments and cases to global orthopedic device manufacturers. We design, develop and produce these products for companies in other segments of the medical device market, including the dental, osteobiologic and endoscopy segments, and we also provide limited specialized products and services to non-healthcare markets, such as the aerospace market. Our Total Solutions® approach presents our customers with a broad range of products, as well as comprehensive design, engineering and project management services and state of the art production capabilities to help them bring their implant systems to market quickly and efficiently. We believe that our Total Solutions® approach gives us a competitive advantage.

During fiscal year 2006, we generated revenue of $254 million, derived primarily from the sale of products and services to the orthopedic device market. Our Total Solutions® approach is supported by an experienced team of designers, development engineers, logistics specialists and by our global sales force that work with our customers to coordinate all of our products and services.

Our primary products and services include:

•     implants, including forged, cast and machined products for the global orthopedic device market;

•     instruments used in the placement and removal of orthopedic implants and in other surgical procedures;

•     cases, including plastic, metal and hybrid cases used to organize, secure and transport medical devices for orthopedic, endoscopy, dental and other surgical procedures; and

•     other specialized products and services for non-healthcare markets, primarily the aerospace market.

History

Our business was established in 1976 as a supplier of instruments to orthopedic device manufacturers. Symmetry Medical Inc. was incorporated in Delaware on July 25, 1996. During the 1990s, we made several acquisitions, which expanded our customer base, enhanced our instrument product offerings and extended our product line to include cases designed for various medical devices and their related instruments. In October 2000, investment funds controlled by Olympus Partners (which we sometimes refer to as the “Olympus Funds”) acquired control of Symmetry through a recapitalization. In this transaction, the Olympus Funds invested a total of $40.5 million in cash to acquire securities representing approximately 94% of our then outstanding voting stock. In June 2003, we acquired Mettis (UK) Limited (which we sometimes refer to, together with our consolidated subsidiaries, as “Mettis”), a leading manufacturer of forged, cast and machined implants for the global orthopedic device market. This acquisition significantly expanded our product offerings and increased our European presence, allowing us to develop and manufacture implants, instruments and cases for orthopedic device manufacturers on a global basis. In connection with the Mettis acquisition, the Olympus Funds collectively invested an additional $63.0 million in equity and loaned Symmetry $8.0 million through the purchase of senior subordinated notes and stock purchase warrants. In December, 2004, we completed an initial public offering of our common stock and entered into a senior credit facility. In July 2005, we successfully completed a secondary offering which included 11.0 million shares. 0.5 million were sold as primary shares and 10.5 million shares were sold by certain selling shareholders.

Since year end 2005, we have completed three acquisitions, on May 2, 2006, we acquired all of the stock of Riley Medical, Inc., a privately owned company based in Auburn, Maine, and Riley Medical Europe S.A., its Swiss subsidiary (collectively “Riley Medical”). Riley Medical specializes in cases and trays for the orthopedic industry for approximately $46 million. On August 31, 2006, we acquired certain assets of Everest Metal Finishing, LLC, and also acquired all of the stock of Everest Metal International, Limited located in Cork, Ireland for approximately $9 million. Collectively (now known as Symmetry Medical Everest, LLC), Symmetry Medical Everest, LLC and Everest Metal International, Limited are collectively referred to as “Everest Metal”. Everest Metal specializes in machining and finishing for the orthopedic industry. On January 9, 2007, our subsidiary Thornton Precision Components Limited (Thornton) acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, United Kingdom and the holding company of Clamonta Limited collectively referred to as “Clamonta Ltd” for approximately $10 million. Clamonta Ltd machines and finishes products for the global aerospace industry.

Our Total Solutions® Approach

We believe that we have created a distinctive competitive position in the orthopedic device market based upon our Total Solutions® approach. Our acquisition of Mettis in June 2003 expanded our products and services, enabling us to offer an integrated outsourcing solution. Our Total Solutions® approach presents our customers with a broad range of products, as well as comprehensive design, engineering and project management services and state of the art production capabilities to help bring their implant systems to market quickly and efficiently. Our Total Solutions® offering is based on:

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

We expanded our Total Solutions® offering in 2006 with the addition of Riley Medical and Everest Metal. Riley Medical expanded our case and tray product offering, while Everest Metal expanded our implant finishing capabilities.

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

•     Leverage manufacturing skills.   During recent years, we expanded most of our facilities and opened new facilities to add manufacturing capacity and design resources, and updated much of our manufacturing and development equipment. We intend to continue to leverage our investments in sophisticated equipment and manufacturing know-how to expand our existing customer relationships and to obtain new customers.

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

We believe our acquisitions of Riley Medical, Everest Metal and Clamonta Ltd all support the stated strategy and strengthen our business model because it diversifies our sales into other medical markets, they allow us to cross sell our products and services, they increase our product offering and they provide strategic locations that we can use as a base to expand our business.

Products and Services

We design, develop and manufacture implants and related surgical instruments and cases for orthopedic device companies. We also design, develop and manufacture products for companies in other medical device markets, such as dental, osteobiologic and endoscopy, and we provide limited specialized products and services used in the aerospace and other non-healthcare markets. Our revenue from the sale of implants, instruments, cases and other products and services represented 38.1%, 26.4%, 24.5% and 11.0%, respectively, of our revenue in fiscal 2006, compared with 39.2%, 32.9%, 21.0% and 6.9%, respectively, of our revenue in fiscal 2005. Riley Medical expanded our case product line, Everest Metal expanded our implant product line and Clamonta Ltd expanded our aerospace products reported in the other product line.

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

We have the machining expertise needed to provide finished implants to our customers. Some customers purchase finished implants from us while others purchase unfinished implants and machine them to final specifications. Everest Metal expanded our implant finishing capabilities.

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

Instruments

We make high-precision surgical instruments used in hip, knee and shoulder reconstruction procedures, as well as in spinal, trauma and other implant procedures. We design, develop and manufacture implant-specific and procedure-specific instruments. We typically do not manufacture general surgical instruments, but will procure them as a service to our customers in order to provide our customers with complete instrument sets. We have several reamer systems used by many of our large customers. We currently have over 1,500 standard products in our catalog.

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

We have more than 50 patents related to our case designs and manufacturing processes. We believe that our complete line of plastic, metal and hybrid product offerings strategically positions us in the case market. Riley Medical expanded our product offering into other medical markets and provides many new patented products for us to leverage across our customer base.

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

•     Endoscopy Cases.   We produce cases for endoscope sterilization for many types of sterilization methods. Our Riley Medical acquisition helps us increase our penetration into the endoscopy market, broaden our case offerings and strengthens our customer base.

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

Specialized Non-healthcare Products and Services

We offer specialized non-healthcare products and services on a limited basis. One of our UK based facilities acquired as part of the Mettis acquisition produced a range of cutting tools, cutlery and surgical instruments in the 1950s. This facility evolved to focus on net shaped forgings, which resulted in a business focusing on orthopedic instruments and aerospace products for jet engines in the late 1990s. Thereafter, this facility began focusing our net shaped forging capabilities on orthopedic implants and shifting our non-healthcare operations toward product development support and specialized products. Our core design, engineering and manufacturing competencies give us the expertise to offer aerospace products and services. Our aerospace products primarily are net shaped aerofoils and non-rotating aircraft engine forgings produced for our aerospace customers. Our recent acquisition of Clamonta Ltd expands our offering in the aerospace industry.

Product Development

Our Design and Development Centers provide dedicated expertise and greater coordination for our design, engineering and prototyping services. The main Design and Development Center is located in Warsaw, IN, and brings together talented engineering and design personnel and provides them with state-of-the-art design software and prototyping equipment. Our Design and Development Centers serve to centralize and better institutionalize our design and engineering knowledge and creates a fertile environment for new product development. We can coordinate the product development projects for our customers as well as the efforts of our engineers and designers in order to ensure that we have the appropriate people and technology focused on particular product development initiatives. We also have Design & Development Centers in Memphis, TN, Manchester, NH, Lansing, MI and Cheltenham, UK.

We seek to collaborate with our customers’ product development teams and to assist in the design, engineering and prototyping of new medical device systems from the beginning of the development process. Our sales staff is technically trained and works closely with our customers’ staff. As new product concepts are formulated, our sales people bring in our design and engineering personnel and utilize the resources of our Design and Development Centers to provide dedicated design teams with exceptional knowledge and experience. As a project evolves, we can rapidly create prototypes of the proposed product, instrument, case or implant. Working closely with our customers through the conceptual, planning and prototyping stages positions allows us to quickly scale up for manufacturing of the product.

In addition to supporting our customers’ product development efforts, our Design and Development Centers are continuously developing our own product lines, referred to as Symmetry Products. We develop products by utilizing years of experience and knowledge, investing in research and development and continually seeking to expand our knowledge of the marketplace by consulting surgeons and other end users of our products. We currently offer over 1,500 products, including instruments for minimally invasive surgical implant procedures and hip and knee revision systems.

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

Customers

We supply our products primarily to manufacturers in the medical device market. Our customers include all of the large orthopedic device manufacturers, including Biomet Inc., DePuy Inc. (a subsidiary of Johnson & Johnson), Medtronic Sofamor Danek, Smith & Nephew plc, Stryker Corporation and Zimmer Holdings, Inc. We also have established relationships, primarily through our case product offerings, with leading medical device manufacturers and distributors in numerous other medical device market segments, including Cardinal Health, Inc., 3i and St. Jude Medical Inc. We sold to approximately 850 customers, including over 100 new customers, in fiscal 2006. Sales to our ten largest customers represented 70.8% and 78.8% of our revenue in fiscal 2006 and 2005, respectively. Our two largest customers accounted for 22.8% and 12.2% of our revenue in fiscal 2006 and our two largest customers accounted for 32.2% and 13.6% of our revenue in fiscal 2005. Our two largest customers in alphabetical order in fiscal 2005 were DePuy and Zimmer and our two largest customers in alphabetical order for fiscal 2006 were DePuy and Zimmer. No other customer accounted for more than 10% of our revenue in fiscal 2006 or fiscal 2005. We typically serve several product teams and facilities within each of our largest customers, which mitigate our reliance on any particular customer. We also reduced our concentration in the orthopedic industry with the acquisition of Riley Medical, which is primarily in other medical markets, and Clamonta Ltd, which serves the aerospace industry. We may experience a seasonal impact of the orthopedic industry on revenue in the third quarter because many of our products are used in elective procedures that tend to decline to some degree during the summer months.

We sell our products to customers domestically and in a number of regions outside the United States. In addition, our customers often distribute globally products purchased from us in the United States. Set forth below is a summary of revenue by selected geographic locations in our last three fiscal years, based on the location to which we shipped our products:

Percent of Revenue by Geographic Location

	Fiscal Year Ended
	2006	2005	2004
United States	61.9%	65.1%	66.6%
United Kingdom	16.9%	12.3%	13.3%
Ireland	10.1%	12.5%	10.3%
Other foreign countries	11.1%	10.1%	9.8%
Total net revenues	100.0%	100.0%	100.0%

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

Manufacturing

We have manufacturing facilities in the United States, United Kingdom, France, Switzerland, Ireland and Malaysia. We have made significant investments in recent years to modernize our production facilities, improve our production processes and develop superior technical skills that complement our manufacturing capabilities. These investments have allowed us to continue to improve the quality of our products, increase our manufacturing capacity and improve our efficiency. Our manufacturing processes include:

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

•     Machining/Finishing.   Machining is used extensively to enhance our forged, cast and formed products. We use computer numerically controlled, multi-axis and wire electric discharge equipment to cut, bend, punch, polish and otherwise shape or detail metal or plastic. Our finishing processes include polishing, laser etch marking, graphics and other customer specific processes.

The majority of products that we produce are customized to the unique specifications of our customers. Our ability to maintain flexible operations is an important factor in maintaining high levels of productivity. We endeavor to use “just-in-time” manufacturing and flexible manufacturing cells in our production processes. Just-in-time manufacturing is a production technique that minimizes work-in-process inventory and manufacturing cycles. Manufacturing cells are clusters of individual manufacturing operations and work stations grouped in a circular configuration, with the operators placed centrally within the configuration. Cell manufacturing provides flexibility by allowing efficient changes to the number of operations each operator performs, which enhances our ability to maintain product volumes that are consistent with our customers’ requirements and reduce our level of inventory.

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

Quality Assurance

We maintain a comprehensive quality assurance and quality control program, which includes the control and documentation of all material specifications, operating procedures, equipment maintenance and quality control methods. Our quality systems are based upon FDA requirements and the ISO standards for medical device manufacturers. We believe that all of our facilities are currently in substantial compliance with regulations applicable to them. For example, in the United States and United Kingdom these regulations include the current good manufacturing practice regulations and other quality system regulations imposed by the FDA. Our Sheffield, United Kingdom facility and our United States based facilities are registered with and audited by the FDA. Our line of PolyVac standard cases received FDA 510(k) clearance, which can reduce our customers’ burden in obtaining FDA approval. Our facilities have obtained numerous industry-specific quality and regulatory assurance certifications.

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

Intellectual Property

We believe our patents are valuable, however, our knowledge, experience, proprietary and trade secret information, manufacturing processes, product design and development staff and sales staff have been equally or more important in maintaining our competitive position. We seek to protect our non-patented know-how, trade secrets, processes and other proprietary confidential information principally through confidentiality, non-compete and invention assignment agreements.

We currently own 66 US and 15 foreign patents related to our cases and instruments. These patents expire at various times beginning in 2006 and ending in 2021. We also have 36 US and 6 foreign patent applications at various stages of approval. Our policy is to aggressively protect technology, inventions and improvements that we consider important through the use of patents, trademarks, copyrights and trade secrets in the United States and significant foreign markets. The acquisition of Riley Medical in May 2006 expanded our portfolio of patented case and tray products. While we do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by third parties, we cannot provide complete assurance that we do not infringe any patents or other proprietary rights held by third parties. If our products were found to infringe any proprietary right of a third party, we could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or other proprietary information we own and to determine the validity and scope of our proprietary rights.

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

Employees

As of February 24, 2007, we had 1,795 employees. Our employees are not represented by any unions. From time to time in the past, however, some of our employees have attempted to unionize at two of our facilities. We believe that we have a good relationship with our employees.

Executive Officers of the Registrant

Set forth below are the name, age, position and a brief account of the business experience of each of the Corporation’s executive officers, and key employees, as of December 30, 2006.

Name	Age	Position
Executive Officers:
Brian Moore	60	President and Chief Executive Officer
Fred Hite	38	Senior Vice President and Chief Financial Officer
Andrew Miclot	51	Senior Vice President, Marketing, Sales, Business Development and Investor Relations Officer
D. Darin Martin	55	Senior Vice President, Quality Assurance/Regulatory Affairs and Compliance Officer
Richard J. Senior	43	Senior Vice President and General Manager, Europe
Michael W. Curtis	52	Senior Vice President and General Manager, Medical Products Division—USA/Asia

BRIAN MOORE, has served as the Corporation’s President and Chief Executive Officer and a director of the Corporation since the Corporation’s acquisition of Mettis in June 2003. From April 1999 to June 2003, Mr. Moore served as the Chief Executive Officer of Mettis Group Limited, the parent company of Mettis. From April 1994 to March 1999, Mr. Moore held various positions with EIS Group plc, including Chairman of the Aircraft and Precision Engineering Division, and from 1987 to 1999, Mr. Moore served as Chief Executive Officer of AB Precision (Poole) Limited. Prior thereto, Mr. Moore served in various management positions at Vanderhoff plc, Land Rover Vehicles, Bass Brewing and Prudential Insurance, and as the Financial Director for a subsidiary of GEC Ltd. (UK). Mr. Moore has qualified as a Graduate Mechanical Engineer by the Institution of Mechanical Engineers (the qualifying body for mechanical engineers in the United Kingdom) and as an Accountant with the UK Chartered Institute of Management Accountants.

FRED HITE has served as the Corporation’s Chief Financial Officer since March 2004. From 1997 to 2004, Mr. Hite served in various capacities at General Electric Industrial Systems, including Finance Manager of General Electric Motors and Controls from 2001 to 2004, Manufacturing Finance Manager from 2000 to 2001 and Finance Manager of Engineering Services from 1997 to 2000. From 1995 to 1997, Mr. Hite served as Sourcing Finance Manager and Commercial Finance Analyst at General Electric Industrial Control Systems. From 1990 to 1995, Mr. Hite served in various finance positions at General Electric Appliances. Mr. Hite received a B.S. in Finance at Indiana University.

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

RICHARD J. SENIOR has served as Senior Vice President and General Manager of the Corporation’s European Operations since the Corporation’s acquisition of Mettis in June 2003. He previously served in various capacities at Mettis in the Thornton Precision Components operating unit, including Managing Director from 1999 to 2003, Director and General Manager from 1997 to 1998, Operations Director from 1995 to 1996, Production Manager during 1995, CMR Operations Manager from 1993 to 1994 and Orthopedic Sales Manager (UK) from 1990 to 1995. Mr. Senior attended Myers Grove Comprehensive School in the United Kingdom.

MICHAEL W. CURTIS was appointed by the Board of Directors as the Corporation’s Senior Vice President and General Manager, Medical Products Division—USA/Asia on March 12, 2007. Mr. Curtis joined the Company in November 2002. Prior to joining the Corporation, Mr. Curtis served as Vice President of Operations for Lightchip, Inc. from May 2000 to 2002, and from 1998 to 2000, Mr. Curtis served as Vice President/General Manager of Communications Products at Thomas & Betts Corporation. From 1994 to 1997, Mr. Curtis was employed at Amphenol Aerospace—Amphenol Corporation, initially as a Business Unit Manager and subsequently as Director of Filter Products. From 1976 through 1994, Mr. Curtis served in various capacities at Hamilton Standard Division of United Technologies Corporation, the last of which was Product Line Manager. Mr. Curtis received his B.S., M.B.A. and M.S. in Engineering Management from Western New England College.

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

Information relating to corporate governance at Symmetry, including our Principles of Corporate Governance, Code of Conduct (including our Code of Ethics for Senior Financial Officers), Code of Business Conduct and Ethics for Board Members and information concerning our executive officers, directors and Board committees (including committee charters), and transactions in Symmetry securities by directors and officers, is available on or through our website at www.symmetrymedical.com under the “Corporate Governance” and “Investor Relations” captions.

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

A limited number of large orthopedic device manufacturers, all of whom are our customers, control the predominate share of the orthopedic device market. We depend heavily on revenue from these large companies. Revenue from our ten largest customers represented approximately 70.8% of our revenue in fiscal year 2006 and 78.8% of our revenue in fiscal year 2005. Our two largest customers accounted for approximately 22.8% and 12.2% of our revenue in the fiscal year 2006 and our two largest customers accounted for 33.2% and 13.6% of our revenue in fiscal 2005.

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

We compete with numerous precision manufacturing companies to attract and retain qualified and highly skilled manufacturing employees. Our Warsaw, IN facilities, in particular, faces significant competition, including from certain of our customers and other companies located in or near Warsaw that are larger and have greater financial and other resources than we do, for skilled production employees. If we are not able to retain and attract skilled manufacturing employees, we may be unable to support our anticipated growth, which could adversely affect our profitability.

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

We use titanium, cobalt chrome, stainless steel and nickel alloys, and various other raw materials in our products. Although we generally believe these materials are readily available from multiple sources, from time to time we rely on a limited number of suppliers and in some cases on a single source vendor. For example, we obtain patented Radel® R plastic, which is designed to withstand intense heat produced during frequent sterilizations, for use in our instrument handles and plastic cases from a single supplier. Any supply interruption in a limited or sole-sourced component or raw material could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms if at all. This could interrupt our business or reduce the quality of our products.

If we are unable to manage changes in our business, our business could be harmed.

Since the end of 2005, we have made three acquisitions. Riley Medical in May 2006, Everest Metal in August 2006 and most recently Clamonta Ltd in January 2007. These acquisitions increase the size and scope of our operations. In recent years, our business expanded through organic growth and acquisitions, and we believe we will continue to expand. This continued expansion may place a strain on our managerial, operational and financial resources and systems. To execute our anticipated expansion successfully, we must attract and retain qualified personnel and manage and train them effectively. Any failure by us to expand and train our work force or increase production capacity or otherwise manage our expansion effectively could have an adverse effect on our ability to achieve our business strategy. There is no assurance that we will be able to successfully integrate these acquisitions.

Our current or future levels of indebtedness may limit our ability to operate our business, finance acquisitions and pursue new business strategies.

As of December 30, 2006, our total indebtedness, including short-term debt, long-term debt and capital lease obligations, was $77.8 million. As of December 30, 2006, we had an additional $35.0 million of borrowings available under our revolving credit facility and an additional $75.0 million of borrowings available under our term loan credit facility. Although covenants under our senior credit facility limit our ability to incur additional indebtedness, in the future we may incur additional debt to finance acquisitions, business opportunities, capital expenditures or other capital requirements.

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

Our senior credit facility also contains covenants that limit our ability to incur indebtedness, acquire other businesses and make capital expenditures, and impose various other restrictions. These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. We may be unable to comply with the foregoing financial ratios or covenants and, if we fail to do so, we may be unable to obtain waivers from our lenders.

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

We incur substantial expenses in developing and testing new products and related devices. The realization of additional revenue from new product development efforts is inherently subject to a number of important risks and uncertainties, including, directly or indirectly, end-user acceptance of the product, reimbursement approval of third-party payers such as Medicaid, Medicare and private insurers and, in some cases, FDA or comparable foreign regulatory approval of the product. In addition, our customers typically have no contractual requirement to purchase from us the products that we develop for their medical devices, and they could seek to have another supplier or in-house facilities manufacture products that we have developed for their medical devices. We also incur costs and make capital expenditures for new product development and production based upon certain estimates of production volumes for our existing and anticipated products. If the actual demand for our products is less than planned, our revenue and net income may decline.

Our earnings could decline if we write off goodwill or intangible assets created as a result of our various acquisitions.

As a result of acquisitions we have accumulated a substantial amount of goodwill, amounting to $156.2 million as of December 30, 2006, or approximately 38.1% of our total assets as of such date. Goodwill and certain intangible assets are not amortized but rather are tested for impairment by us annually or more frequently if an event occurs or circumstances develop that would likely result in impairment. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition. We completed annual impairment tests as of October 2006 and 2005 and concluded at those dates that no impairment of goodwill or intangible assets existed. In the future, we could recognize impairment of our goodwill or other intangible assets, and that impairment could result in a charge to our results of operation and have an adverse effect on our financial condition.

If we are unable to protect our intellectual property and property rights, or are subject to intellectual property claims by third parties, our business could be harmed.

We rely on a combination of patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish and protect our proprietary rights to our technologies and products. We cannot guarantee that the steps we have taken or will take to protect our intellectual property rights will be adequate or that they will deter infringement, misappropriation or violation of our intellectual property. Litigation may be necessary to enforce our intellectual property rights and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expenses and may not adequately protect our intellectual property rights. In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as US laws, or at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries. If our trade secrets become known, we may lose our competitive advantages.

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

Efforts to acquire additional companies or product lines may divert our managerial resources away from our business operations, and if we complete additional acquisitions, we may incur or assume additional liabilities or experience integration problems.

In the last twelve months, we completed three acquisitons. Going forward, we may seek to acquire additional businesses or product lines for various reasons, including providing new product manufacturing and service capabilities, add new customers, increase penetration with existing customers or expand into new geographic markets. Our ability to successfully grow through additional acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings. These additional efforts could divert the attention of our management and key personnel from our business operations and integration of our recently completed acquisitions. If we complete additional acquisitions, we may also experience:

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

Addition acquisitions could also materially impair our operating results by causing us to incur debt or requiring us to amortize acquisition expenses and acquired assets. In the past twelve months, we have made three acquisitions. Riley Medical in May 2006, Everest Metal in August 2006 and most recently Clamonta Ltd in January 2007. These acquisitions increase the size and scope of our operations and we feel strengthen our business model.

We are subject to risks associated with our foreign operations.

We have significant international operations. We have operations in the United Kingdom, France, Switzerland, Ireland and Malaysia. Certain risks are inherent in international operations, including:

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

We generate a significant portion of our revenue and incur a significant portion of our expenses in currencies other than US dollars. Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments. To the extent that we are unable to match revenue received in foreign currencies with costs incurred in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results.

During fiscal 2004, we benefited from foreign exchange rates, in particular because of the weakening US dollar versus both the pound sterling and the euro, the primary currencies to which we are exposed. In fiscal 2005, the US dollar strengthened against these currencies and caused an unfavorable impact to operations. We cannot assure you that exchange rates will not impact us favorably or unfavorably in the future. In addition, as of December 31, 2005, we did not hold or issue foreign exchange options or forward contracts to mitigate this risk. Any change in the exchange rates of currencies of jurisdictions into which we sell products or incur expenses could result in a decrease in our revenue or operating income.

During 2006, we entered into foreign currency forward contracts for the sale of $15.0 million of British pounds to mitigate fluctuations in foreign currency on the statement of operations. The loss of the foreign currency valuation of $1.2 million for fiscal 2006 offset net gains on foreign currency within the Other expense of $2.2 million.

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

Currently, none of our facilities are unionized. However, from time to time some of our employees have attempted to unionize at two of our facilities. In addition, some of our orthopedic device customers have unionized work forces. While we have not experienced any adverse effects from work stoppages or low-downs at our customers’ facilities, work stoppages or slow-downs experienced by us, our suppliers or our customers or their suppliers could result in slow-downs or closures of facilities where our products are made or used. We cannot assure you that we will not encounter strikes, further unionization efforts or other types of conflicts with labor unions or our employees, which could have an adverse effect on our financial results.

If a natural or man-made disaster strikes one or more of our manufacturing facilities, we may be unable to manufacture certain products for a substantial amount of time and our revenue could decline.

We have nineteen manufacturing facilities, which are located in the United States, United Kingdom France, Switzerland, Ireland and Malaysia. These facilities and the manufacturing equipment and personnel know-how that we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. In the event that one of our facilities was affected by a disaster, we would be forced to attempt to shift production to our other manufacturing facilities or rely on third-party manufacturers, and our other facilities or a third-party manufacturer may not have the capability to effectively supply the affected products. Although we have insurance for damage to our property and the interruption of our business, this insurance may not be sufficient in scope or amount to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Risks Related to Our Industry

Orthopedic device manufacturers have significant leverage over their independent suppliers and consolidation could increase their leverage, which could result in the loss of customers or force us to reduce our prices.

We compete with many distributors and manufacturers to develop and supply implants, surgical instruments and cases to a limited number of large orthopedic device manufacturers. As a result, orthopedic device manufacturers have historically had significant leverage over their independent suppliers. For example, independent suppliers like us are subject to continuing pressure from the major orthopedic device manufacturers to reduce the cost of products and services while maintaining quality levels. In recent years, the medical device industry has experienced substantial consolidation. If the medical device industry, and the orthopedic device industry in particular, continue to consolidate, competition to provide products and services to orthopedic device manufacturers may become more intense. Orthopedic device manufacturers may seek to use their market power to negotiate price or other concessions for our products. If we are forced to reduce prices or if we lose customers because of competition, our revenue and results of operations would suffer.

Our business is indirectly subject to healthcare industry cost containment measures and other industry trends affecting pricing that could result in reduced sales of or prices for our products.

Acceptance of our customers’ products by hospitals, outpatient centers and physicians depend on, among other things, reimbursement approval of third-party payers such as Medicaid, Medicare and private insurers. The continuing efforts of government, insurance companies and other payers of healthcare costs to contain or reduce those costs could lead to lower reimbursement rates or non-reimbursement for medical procedures that use our products. If that were to occur, medical device manufacturers might insist that we lower prices on products related to the affected medical device or they might significantly reduce or eliminate their purchases from us of these related products, which could affect our profitability.

We are aware of one legal development that could negatively impact prices of orthopedic devices. We are aware of a governmental investigations of some of the largest orthopedic device companies reportedly focusing on consulting and service agreements between these companies and orthopedic surgeons. If these investigations results in a judgment against one of our large customers our results of operations could be negatively impacted.

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

The regulations that we and our customers are subject to are complex, change frequently and have tended to become more stringent over time. Federal and state legislatures have periodically considered programs to reform or amend the US healthcare system at both the federal and state levels. In addition, these regulations may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we sell our products in foreign countries, we may be subject to rigorous regulation in the future. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated revenue.

If our customers fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals to commercially distribute our future products our ability to sell our products could suffer.

Some of our medical devices are subject to rigorous regulatory pre-approval by the FDA and other federal, state and foreign governmental authorities. Our customers are typically responsible for obtaining the applicable regulatory approval for the commercial distribution of our products. The process of obtaining this approval, particularly from the FDA, can be costly and time consuming, and there can be no assurance that our customers will obtain the required approvals on a timely basis, if at all. The FDA, for example, assigns medical devices to one of three classes which determine, among other things, the type and degree of FDA approval required to commercially distribute the device in the United States. We produce Class I, II and III devices. Class I devices are deemed to present little risk to patients and are generally exempt from FDA approval requirements. Class II devices can generally be commercially distributed only after the device has received “510(k) clearance”. The FDA will clear marketing of a medical device through the 510(k) process if certain design, testing and validation requirements are met and it is demonstrated that the device is “substantially equivalent” to a device that was legally marketed prior to May 28, 1976, or to another commercially available device subsequently cleared through the 510(k) Pre-Market Notification process. This process generally takes three to six months, but may take substantially longer. Before a Class III device can be commercially distributed in the United States, a pre-market approval, or PMA, must be obtained from the FDA. The PMA process can be expensive and uncertain, requires detailed and comprehensive scientific and other data and generally takes between one and three years, but may take significantly longer. The commercial distribution of any products we develop that require regulatory clearance may be delayed. In addition, because we cannot assure you that any new products or any product enhancements we develop for commercial distribution in the United States will be exempt from the FDA market clearance requirements or subject to the shorter 510(k) clearance process, the regulatory approval process for our products or product enhancements may take significantly longer than anticipated by us or our customers.

We may be adversely affected by the impact of environmental and safety regulations.

We are subject to foreign, federal, state, local and foreign laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, and the management and disposal of hazardous materials and wastes; and the health and safety of our employees. We are also required to obtain permits from governmental authorities for certain operations. If we violate or fail to comply with these laws, regulations or permits, we could incur fines, penalties or other sanctions, which could have a material adverse effect on us. Environmental laws tend to become more stringent over time, and we could incur material expenses in the future relating to compliance with future environmental laws. In addition, we could be held responsible for costs and damages arising from any contamination at our past or present facilities or at third-party waste disposal sites. Such costs could be material. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur material liability as a result of any contamination or injury.

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

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our corporate office is located in Warsaw, IN. We have operations facilities, including warehouse, administrative and manufacturing facilities, located at nineteen locations throughout the world. We believe that these facilities are adequate for our current and foreseeable purposes and that additional space will be available if needed.

The lease on our approximately 122,000 square foot Manchester, NH facility is a capital lease that runs through October 1, 2016. The initial annual base rent under the lease, as amended, was $0.6 million, payable in equal monthly installments. On October 31, 2001, and every five years thereafter, including extensions, the annual base rent will change based on the percentage increase, if any, in the Consumer Price Index for the Northeast US region. The current annual base rent under the lease is $0.8 million. We have an option to extend the lease for an additional five-year period and have a right of first opportunity to purchase the leased property.

The table below provides selected information regarding our facilities.

Location	Use	Approximate Square Footage(1)	Own/ Lease
Warsaw, Indiana	Instrument design and manufacturing	63,000	Own
Warsaw, Indiana	Design and Development Center; instrument design and manufacturing	30,000	Own
Memphis, Tennessee	Design and Development Center	6,400	Lease
Warsaw, Indiana	Corporate headquarters	10,000	Own
Claypool, Indiana	Instrument design and manufacturing	33,000	Own
Cheltenham, United Kingdom	Instrument design and manufacturing	25,000	Lease
Manchester, New Hampshire	Plastic and metal case design and manufacturing	122,000	Lease
Villeneuve d’Ascq, France	Case design and assembly	25,000	Lease
Lansing, Michigan	Implant design, forging and machining	65,000	Own
Lansing Michigan	Implant Finishing and Design and Development Center	15,000	Lease
Sheffield, United Kingdom	Implant and specialized non-healthcare product design, forging, casting and machining	134,600	Own
Sheffield, United Kingdom	Implant machining	43,400	Own
Warwickshire, United Kingdom	Specialized non-healthcare machining	20,300	Own
Avilla, Indiana	Instrument and implant design and manufacturing	41,000	Lease
Auburn, Maine	Case design and manufacturing	33,500	Own
Corgemont, Switzerland	Case design and assembly	10,000	Lease
Monsey, New York	Implant finishing	9,000	Lease
Cork, Ireland	Implant finishing	10,000	Lease
Penang, Malaysia	Case assembly	9,000	Lease

(1)          We own approximately 21 acres of land in Warsaw, IN, and approximately 9 acres in Lansing, MI. These sites are available for future expansion.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol SMA. As of March 2, 2007, there were approximately 41 registered holders of record of our common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A., P.O. Box 43023, Providence, RI 02940-3023, telephone (877) 282-1168.

In the two most recent fiscal years, we have not paid dividends on our common stock and do not expect to pay dividends for the foreseeable future, to pay dividends on our common stock. Instead, we anticipate that our earnings in the foreseeable future will be used in the operation and growth of our business. The payment of dividends by us to holders of our common stock is restricted by our senior credit facility. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

We currently do not have a share repurchase plan or program.

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.

Our common stock has been listed on the New York Stock Exchange since our initial public offering on December 9, 2004. The following table sets forth, for the period indicated, the highest and lowest closing sale price for our common stock by quarter for 2006 and 2005, as reported by the New York Stock Exchange:

	2006
	High	Low
Fourth Quarter	$16.60	$13.26
Third Quarter	$15.81	$12.00
Second Quarter	$21.01	$14.99
First Quarter	$22.90	$19.39

	2005
	High	Low
Fourth Quarter	$23.65	$17.18
Third Quarter	$25.75	$22.42
Second Quarter	$24.31	$17.15
First Quarter	$22.26	$18.00

	2004
	High	Low
Fourth Quarter (Commencing December 9, 2004)	$21.05	$15.00

The closing sale price for our common stock on March 2, 2007 was $15.01.

Comparison of Cumulative Total Return*

	December 9, 2004	December 31, 2004	December 30, 2005	December 29, 2006
Symmetry Medical Inc.	$100	$140	$129	$92
S&P 500 Stock Index	$100	$102	$105	$119
S&P Health Care Index	$100	$102	$107	$114

*                    Assuming $100 was invested on December 9, 2004 (the first date the company common stock was traded on the New York Stock Exchange) in company common stock and each index. Values as of year end assuming dividends are reinvested. No dividends have been declared or paid on company common stock. Returns over the indicated period should not be considered indicative of future returns.

ITEM 6.                SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the year indicated and should be read in conjunction with the disclosures to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements of this Form 10-K.

	Fiscal Year Ended
	2006(6)	2005	2004	2003(1)	2002
	(dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$253,569	$263,766	$205,391	$122,029	$65,395
Cost of Revenue	188,467	185,227	145,081	86,124	47,859
Gross Profit	65,102	78,539	60,310	35,905	17,536
Selling, general, and administrative expenses	28,440	27,570	22,569	17,115	9,440
Operating Income	36,662	50,969	37,741	18,790	8,096
Interest expense, net	4,448	2,954	13,757	10,172	4,968
Loss on debt extinguishment	—	—	8,956 (5)	1,436 (2)	—
Derivative valuation(gain)/loss(3)	2,317	(98)	(1,451)	(1,358)	979
Other (income) expense	(3,201)	1,872	(740)	(374)	(42)
Income before income taxes and cumulative effect of accounting change	33,098	46,241	17,219	8,914	2,191
Income tax expense	8,949	14,441	5,524	3,009	841
Net income before cumulative effect of accounting change	24,149	31,800	11,695	5,905	1,350
Cumulative effect of accounting change(4)	—	—	—	—	(1,146)
Net income	24,149	31,800	11,695	5,905	204
Preferred stock dividends	—	—	(8,977)	(7,028)	(4,410)
Net income (loss) applicable to common shareholders	$24,149	$31,800	$2,718	$(1,123)	$(4,206)
Basic per share:
Net income (loss) applicable to common shareholders before cumulative effect of accounting change	$0.69	$0.94	$0.16	$(0.10)	$(0.44)
Cumulative effect of accounting change, net of tax	—	—	—	—	(0.17)
Net income (loss)	$0.69	$0.94	$0.16	$(0.10)	$(0.61)
Diluted per share:
Net income (loss) applicable to common shareholders before cumulative effect of accounting change	$0.69	$0.92	$0.15	$(0.10)	$(0.44)
Cumulative effect of accounting change, net of tax	—	—	—	—	(0.17)
Net income (loss)	$0.69	$0.92	$0.15	$(0.10)	$(0.61)
Weighted average common shares and equivalent shares outstanding:
Basic	34,829	33,841	16,905	11,798	6,906
Diluted	35,156	34,670	17,767	11,798	6,906
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,721	$12,471	$4,849	$2,348	$781
Working capital	75,408	64,191	50,854	36,064	9,587
Total Assets	410,147	337,645	306,868	267,217	63,554
Long-term debt and capital lease obligations, less current portion	68,792	34,782	43,209	129,696	47,234
Redeemable preferred stock	—	—	—	—	3,530
Total shareholders’ equity (deficit)	290,861	253,255	216,145	100,390	(1,121)
Other Financial Data:
Depreciation and amortization	$17,099	$13,674	$11,198	$6,662	$2,744

(1)             Includes the results of Mettis since its acquisition on June 11, 2003.

(2)             In fiscal 2003, we refinanced substantially all of our existing indebtedness as part of the financing of the acquisition of Mettis, resulting in a loss on debt extinguishment of $1,436.

(3)             We entered into interest rate swap agreements to offset against changes in interest rates on our variable rate long-term debt. We also entered into foreign exchange forward contract to mitigate fluctuations in foreign currency on the statement of operations. In accordance with SFAS No. 133, as amended, Accounting For Derivative Instruments and Hedging Activities, these agreements do not qualify for hedge accounting and accordingly, changes in the fair market value of such agreements are recorded each period in earnings.

(4)             For fiscal 2002, reflects a write-off of goodwill in connection with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Upon completion of the adoption of SFAS No. 142, we determined that the fair market value of the goodwill was lower than book value for one reporting unit, which resulted in an impairment charge.

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

(6)             Includes the results of Riley Medical since its acquisition on May 2, 2006 and Everest Metal since its acquisition on August 31, 2006.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are a leading independent provider of implants and related instruments and cases to orthopedic device manufacturers. We also design, develop and produce these products for companies in other segments of the medical device market, including dental, osteobiologic and endoscopy sectors, and provides limited specialized products and services to non-healthcare markets.

The global medical device market was estimated to be over $220 billion in 2005, according to our most recent research reports available. The orthopedic device segment of the medical device market was estimated to be approximately $22 billion in 2005, and is expected to grow approximately 11% annually to greater than $33 billion by 2009. Orthopedic devices principally consist of reconstructive implants used to replace or repair knees, hips, shoulders and other joints, as well as other orthopedic devices to repair bone fractures and the spine. There were approximately 2.0 million reconstructive orthopedic implant procedures performed globally in 2005. We estimate that global orthopedic device procedures grew approximately 5% to 7% in 2006 and expect similar industry procedure growth in the near future. We expect continued growth in the orthopedic device market to be driven by a number of trends including:

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

•       increasing volume of procedures to replace older implants (or revision procedures); and

•       developing international markets.

A significant part of our business strategy has been growth through acquisitions which have enhanced our product offerings and our business model. We acquired Mettis on June 11, 2003 for an aggregate consideration of approximately $164 million. Mettis is a leading manufacturer of forged, cast and machined implants for global orthopedic device manufacturers. This acquisition added implants to our product offerings and increased our European presence. We also acquired Riley Medical on May 2, 2006 for $45.8 million. Riley Medical is a leading design and manufacturer of specialty cases and trays for the global medical market. We also acquired Everest Metal on August 31, 2006 for an aggregate consideration of approximately $9.2 million. Everest Metal specializes in implant finishing and has two locations near our major customer’s locations. On January 9, 2007, we acquired Clamonta Ltd, a leading supplier of precision products to the global aerospace industry based in Warwickshire, UK for an aggregate consideration of approximately $10.0 million. The transaction expands our aerospace offering and product expertise, providing a more complete Total Solutions® offering to major aerospace customers.

We offer a comprehensive line of implants, surgical instruments and cases for orthopedic device manufacturers on a global basis, instruments and cases into other medical markets and specialized parts into the aerospace industry. In fiscal 2006, we had revenue of $253.6 million, operating income of $36.7 million and net income applicable to common shareholders of $24.1 million.

Our acquisition of Mettis enabled us to offer our customers Total Solutions® for complete implant systems—implants, instruments and cases. While our revenue to date has been derived primarily from the sale of implants, instruments and cases separately, or instruments and cases together, our ability to provide Total Solutions® for complete implant systems has already proven to be attractive to our customers and we expect this capability will provide us with growth opportunities. In addition, we expect that our Total Solutions® capability will increase the relative percentage of value added products that we supply to our customers.

Our recent acquisitions continue to expand our product offering and strengthen our position in the global marketplace. With the addition of Riley Medical, we obtained case and tray design and production capacity both in the US and in Switzerland, and increased our local presence in central Europe. The Everest Metal acquisition provides implant finishing capability and includes a facility in the US and a facility in Ireland. We also added a Malaysian facility in December 2006 to manufacture cases. These additional locations expand our local customer support and we believe, strengthen our business model.

Our focus remains on being well positioned for a resurgence of growth in our core orthopaedics business while capitalizing on our market leadership to diversify into additional medical device markets. Our acquisition of Riley Medical is a key example of this strategy. Riley provided us with increased presence in the spine and endoscopy markets, as well as internationally, and we see additional opportunities for growth.

During fiscal 2006, we sold our products and services to approximately 850 customers, including over 100 new customers. Our two largest customers accounted for approximately 22.8% and 12.2% of our revenue in fiscal 2006 and our two largest customers accounted for 33.2% and 13.6% of our revenue in fiscal 2005. Our ten largest customers collectively accounted for approximately 70.8% and 78.8% of our revenue in fiscal 2006 and fiscal 2005, respectively. Within each of our largest customers, we typically serve several product teams and facilities, which reduce our reliance on any single purchasing decision. Approximately 61.9%, 16.9%, 10.1% and 11.1% of our revenue in fiscal 2006 and approximately 65.1%, 12.3%, 12.5% and 10.1% of our revenue in fiscal 2005 was from sales to the United States, United Kingdom, Ireland and other foreign countries, respectively.

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

Our revenue from the sale of implants, instruments, cases and other products and services represented 38.1%, 26.4%, 24.5%, and 11.0% respectively, of our revenue in fiscal 2006, compared with 39.2%, 32.9%, 21.0% and 6.9% respectively, of our revenue in fiscal 2005.

Our management reviews and analyzes trends and key performance indicators in order to manage our business. To assist us in evaluating our capacity, we monitor long-term trends in the orthopedic industry, which currently include the growing elderly population, general aging of the population, affluent and active “baby boomers”, improving technologies that expand the market, including minimally invasive surgeries, and other factors. Further, we consider the information obtained from discussions with our customers on the upcoming demand for our products, including new product launches. We use this information to determine an appropriate level of capital expenditures to meet the anticipated demand for our products. In 2006, we added a new 30,000 square foot Design and Development facility in Warsaw, IN, and we built a new 21,000 square foot forging facility and expanded press capacity in Sheffield, UK. In addition, we moved our existing Villeneuve d’Ascq, France case facility to a newly-constructed, larger facility in Villeneuve d’Ascq, France and moved our Cheltenham, UK facility to a newer and larger leased facility.

On an ongoing basis, our management considers several variables associated with the ongoing operations of the business, including scheduled production, utilization of machinery and equipment,

monitoring purchasing activity and inventory levels and associated costs, headcount, overhead costs, and selling, general and administrative expenses.

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

	Fiscal Year Ended
	2006	2005	2004
Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%
Cost of Revenue	74.3%	70.2%	70.6%
Gross Profit	25.7%	29.8%	29.4%
Selling, general, and administrative expenses	11.2%	10.5%	11.0%
Operating Income	14.5%	19.3%	18.4%
Other (income) expense:
Interest expense	1.8%	1.1%	6.7%
Loss on debt extinguishment	—	—	4.4%
Derivatives valuation (gain)/loss	0.9%	(0.0)%	(0.7)%
Other	(1.3)%	0.7%	(0.4)%
Income before income taxes	13.1%	17.5%	8.4%
Income tax expense	3.5%	5.5%	2.7%
Net income	9.5%	12.1%	5.7%

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenue.   Revenue for fiscal 2006 decreased $10.2 million, or 3.9%, to $253.6 million from $263.8 million in fiscal 2005. Revenue for each of our principal product categories in these periods was as follows:

	Fiscal Years Ended
Product Category	2006	2005
	(in millions)
Implants	$96.5	$103.5
Instruments	66.9	86.7
Cases	62.2	55.5
Other	28.0	18.1
Total	$253.6	$263.8

The $10.2 million decrease in revenue resulted from decreased implant and instrument sales of $7.0 million and $19.8 million, respectively, offset by increased case and non-healthcare/other sales of $6.7 million and $9.9 million, respectively. The decrease in implant revenue for fiscal 2006 was primarily driven by overall reduced sales to our top five customers related to their efforts to reduce levels of implant inventory during 2006 and a reduction in demand from them for new product launches. These factors were partially offset by the inclusion of approximately $2.5 million of implant revenue from Everest Metal since the date of acquisition. The decrease in instrument revenues for fiscal 2006 was primarily driven by overall reduced sales to our top five customers related to significant reductions in demand from them for new product launches coupled with their efforts to reduce levels of instrument inventory during 2006. Case revenues increased $6.7 million for fiscal 2006 primarily due to the inclusion of $14.5 million from Riley Medical since the date of acquisition partially offset by a significant reduction in overall sales to our top five customers related to a significant reduction in demand from them for new product launches. Other revenue increased from growth in existing operations driven by sales to the strong aerospace industry.

We estimate that global orthopedic device procedures grew at approximately 5% to 7% in 2006 and expect similar industry procedure growth in the near future. In 2006, our customers growth slowed from a robust 2004 and 2005 time period. Our customers adjusted to this slower growth rate by using inventory and reducing the purchases of instrument and case sets. The overall fundamentals continue to be positive in the global orthopedic industry which will continue to provide growth for our customers and us into the future.

Gross Profit.   Gross profit for fiscal 2006 decreased $13.4 million, or 17.1%, to $65.1 million from $78.5 million in fiscal 2005. This decrease in gross profit was primarily the result of the 3.9% decrease in sales combined with an increase from depreciation expense as a result of capital expenditures for expansion during 2005 and an unfavorable shift in product mix resulting in lower sales of higher margin products. These factors were partially offset by gross margins generated by Riley Medical and Everest Metal since their respective dates of acquisition. As a percentage of revenue, gross margin was 25.7% for the fiscal 2006 compared to 29.8% in fiscal 2005. This decrease in gross margin was primarily driven by lower volume resulting in the spreading of fixed costs such as depreciation over reduced sales. A significant component of our fixed costs relates to depreciation expense, which due to our significant capital expenditures in 2006, 2005 and 2004, increased $2.8 million for fiscal 2006 compared to fiscal 2005. Further, we experienced an unfavorable shift in product mix resulting in lower sales of higher margin products.

Due to the decreases in sales and margins, we executed steps in the third and fourth quarters of fiscal 2006 to reduce costs while maintaining our ability to rapidly respond and benefit from improvements in the market for our products. We believe these actions reduced annualized expenses by approximately $9.0 million and have appropriately addressed our manufacturing cost structure as we head into 2007.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses in fiscal 2006 increased $0.9 million, or 3.2%, to $28.4 million from $27.6 million in fiscal 2005. This increase was primarily driven by the inclusion $3.3 million of expenses related to Riley Medical and Everest Metal since their respective dates of acquisition. These expenses include $0.7 million of amortization related to intangibles acquired in these acquisitions. The increase in expenses from the acquisitions was partially offset by cost control efforts including general insurance savings and reductions in employee incentive compensation costs. As a percentage of revenue, selling, general and administrative expenses increased to 11.2% of revenue in fiscal 2006 from 10.5% in fiscal 2005. This 0.7% increase as a percentage of revenue was driven by the 3.9% decrease in sales.

Other (Income) Expense.   Interest expense for fiscal 2006 increased $1.5 million, or 50.6%, to $4.4 million from $3.0 million in fiscal 2005. This increase primarily reflects expense from the increase in debt incurred for the Riley Medical and Everest Metal acquisitions. The derivatives loss in fiscal 2006 consisted of a $1.1 million loss on interest rate SWAP valuation and a $1.2 million loss on foreign currency forward valuations. The interest rate SWAPs are used to fix our variable rate long-term debt. The foreign currency forwards are used to mitigate fluctuations in foreign currency on the statement of operations. The loss of the foreign currency valuation for fiscal 2006 offset unrealized gains on foreign currency within the Other expense of $2.2 million. Approximately $0.9 million of Other expense for fiscal 2005 was due to costs paid in connection with the secondary public offering completed in the third quarter of 2005.

Provision for Income Taxes.   Our effective tax rate was 27.0% in fiscal 2006 as compared to 31.2% in fiscal 2005. The decrease in rate was mainly due to increased income from lower foreign taxing jurisdictions and new state income tax credits realized in fiscal 2006. Reconciliation to the Federal statutory rate of 35% is more fully described in Note 7 to our consolidated financial statements that appear elsewhere in this Form 10-K. We would expect our effective tax rate to rise in 2007 due to reduced levels of state tax credits of approximately $0.3 million and our expectation of a higher percentage of net income before tax being generated in jurisdictions with higher tax rates.

Fiscal Year 2005 Compared to Fiscal Year 2004

Revenue.   Revenue for fiscal 2005 increased $58.4 million, or 28.4%, to $263.8 million from $205.4 million in fiscal 2004. Revenue for each of our principal product categories in these periods was as follows:

	Fiscal Years Ended
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

Liquidity and Capital Resources

Our principal sources of cash in fiscal 2006 were cash generated from operations and borrowings under our revolving credit and term debt facility. Principal uses of cash in fiscal 2006 included the financing of working capital, capital expenditures, acquisitions of Riley Medical and Everest Metal and debt service. We expect that our principal uses of cash in the future will be for the financing of working capital, acquisitions and capital expenditures as well as to service debt.

Cash Flows

The following table summarizes our primary sources of cash in the periods presented:

	Fiscal Year Ended
	2006	2005	2004
	(in millions)
Cash Flow Provided by (used in):
Operating activities	$32.2	42.7	$25.3
Investing activities	(73.2)	(37.5)	(19.9)
Financing activities	39.0	2.7	(3.1)
Effect of exchange rates on changes in cash	1.2	(0.3)	0.2
Net increase (decrease) in cash and cash equivalents	$(0.8)	$7.6	$2.5

Operating Activities.   We generated cash from operations of $32.2 million in fiscal 2006 compared to $42.7 million in fiscal 2005. This decrease is primarily the result of a $10.4 million decrease in net income adjusted for non-cash items and increases in net working capital in fiscal 2006 that exceeded fiscal 2005. Net income adjusted for non-cash items decreased primarily due the decrease in net income. Working capital utilized $0.3 million of additional cash in 2006 compared to 2005 primarily due to accounts payable and accrued liabilities utilizing $9.8 million of cash in 2006 compared to providing $6.0 million of cash in 2005. This change was driven by reduced expenditures in line with decreased production levels and reduced accruals related to employee incentive compensation. The additional use of cash for liabilities was partially offset by a reduction in cash used by accounts receivable and inventory. The 2006 increase in inventory was mainly due to higher titanium prices and increased material levels due to long lead times in the titanium industry and an increase in our finished goods inventory.

Investing Activities.   Net cash used in investing activities was $73.2 million for fiscal 2006 compared to $37.5 million in fiscal 2005. Our investing activities in fiscal 2006 consist of capital expenditures of $20.6 million and acquisitions of Riley Medical and Everest Metal. These expenditures were partially offset by the sale of excess land in the United Kingdom of $2.4 million. Investing activities in fiscal 2005 consist entirely of capital expenditures.

Financing Activities.   Financing activities provided $39.0 million of cash in fiscal 2006. This increase in cash is primarily due to the long term debt proceeds of $40.0 million used to finance the Riley Medical acquisition. In July 2005, we completed a secondary offering, which included 11.0 million shares. 0.5 million were sold as primary shares and 10.5 million shares were sold by certain selling shareholders. These shares were sold at a net price of $22.25 and generated gross proceeds of approximately $11.1 million, which were used to reduce revolving debt in the United Kingdom and for general corporate purposes. Financing activities used $3.1 million of cash in fiscal 2004. The fiscal 2004 amount was due primarily to cash generated by the initial public offering of our common stock, which included the issuance of 9.2 million shares of our common stock resulting in gross proceeds to us of $138.0 million. The per share price of our common stock sold in our initial public offering, before underwriting discounts and commissions, was $15.00. The proceeds were used to (i) fund the repurchase of 18,361 shares of Class A Convertible Preferred Stock and warrants to purchase 639 shares of Class A Convertible Preferred Stock for an aggregate price of approximately $23.3 million, (ii) repay all of our existing subordinated indebtedness in an amount of $36.0 million and (iii) repay $58.0 million, net of additional borrowings, of our existing senior indebtedness.

Capital Expenditures   Capital expenditures totaled $20.6 million in fiscal 2006, compared to $37.5 million in fiscal 2005 and $19.9 million in fiscal 2004, and were primarily used to expand and enhance production capacity in several of our facilities. In 2006, we added a new 30,000 square foot Design and Development facility in Warsaw, IN, and we built a new 21,000 square foot forging facility and expanded press capacity in Sheffield, UK. In addition, we moved our existing Villeneuve d’Ascq, France case facility to a newly-constructed, larger facility in Villeneuve d’Ascq, France and moved our Cheltenham, UK facility to a newer and larger leased facility. We expect capital expenditures for fiscal 2007 to total approximately $20.0 million.

Debt and Credit Facilities

In connection with our initial public offering in the fourth quarter of fiscal 2004, we entered into a $75.0 million senior secured credit facility, consisting of a $35.0 million five-year term loan and a $40.0 million five-year revolving credit facility. Soon after our acquisition of Riley Medical in the second quarter of 2006, we amended and restated this credit facility to increase our term loans by $40 million and extended the revolving credit facility to June 2011. As of December 30, 2006, we had an aggregate of approximately $77.8 million of outstanding indebtedness, which consisted of the following:

•       An aggregate of $69.2 million of borrowings under our senior credit facility; and

•       $8.6 million of capital lease obligations.

Borrowings under this senior credit facility bear interest at a floating rate, which is either a base rate, or at our option, a LIBOR rate, plus an applicable margin. As of December 30, 2006, an aggregate of $64.2 million was outstanding under the term loans at a weighted average interest rate of 6.625%. As of December 30, 2006, we had $5.0 million borrowings outstanding under the revolving credit facility. We had no outstanding letters of credit as of December 30, 2006.

Historically, we have had a significant amount of variable rate long-term indebtedness. We have managed our exposure to changes in interest rates by entering into interest rate swap agreements. These agreements do not qualify for hedge accounting under the applicable accounting guidelines and, as a result, we are required to record changes to the fair market value of these agreements in our statement of operations for each period. We recorded interest rate swap valuation expense (income) of $1.1 million, $(0.1) million and $(1.5) million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. For additional information regarding our interest rate swap agreements, see “Quantitative and Qualitative Disclosures about Market Risks—Interest Rate Risk.”

The term loans require quarterly payments of scheduled principal and interest, with annual scheduled principal payments increasing each year. Term loan A matures in December 2009. The new term loan A1 and borrowings under the revolving credit facility mature in June 2011. The senior credit agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. The senior credit agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, paying dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The senior credit facility is secured by substantially all of our assets. Our senior credit agreement also contains customary events of default. We were in compliance with our financial and restrictive covenants under the senior credit facility at the end of fiscal 2006.

We hold certain property and equipment pursuant to capital leases. As of December 30, 2006, these leases have future minimum lease payments of $3.7 million, $2.7 million, $1.4 million, $0.8 million and $0.8 million in each of the next 5 fiscal years and $3.8 million thereafter.

We believe that cash flow from operating activities and borrowings under our senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing. On January 9, 2007, Symmetry acquired Clamonta Ltd, a leading supplier of precision products to the global aerospace industry based in Warwickshire, United Kingdom. The transaction expands Symmetry’s aerospace offering and product expertise, providing a more complete Total Solutions® offering to major aerospace customers.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 30, 2006:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in million)
Long-term debt obligations(1)	$69.2	$5.6	$20.0	$43.6	$—
Capital lease obligations	13.1	3.6	4.1	1.6	3.8
Operating lease obligations	4.7	1.4	2.0	1.3	—
Purchase obligations(2)	34.0	13.0	10.5	10.5	—
Total	$121.0	$23.6	$36.6	$57.0	$3.8

(1)          Represents principal maturities only and, therefore, excludes the effects of interest and interest rate swaps. We have prepaid $2.1 million in term debt as of December 30, 2006.

(2)          Represents purchase agreements to buy minimum quantities of titanium and cobalt chrome through December 2007. Also represents a purchase agreement to buy Radel® R, a specialized plastic used in cases, through December 2011.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the senior credit facility. We had no letters of credit outstanding as of December 30, 2006.

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

We incurred approximately $0.2 million and $0.6 million in capital expenditures for environmental, health and safety in 2006 and 2005, respectively. During 2005 we replaced a furnace at our Sheffield, UK facility and replaced dust collectors at our Lansing, MI facility. Environmental laws tend to become more stringent over time, and we could incur material expenses in the future relating to compliance with future environmental laws. Our Sheffield, UK facility is now required to obtain an Integrated Pollution Prevention Control (IPPC) permit. An application for this permit has been submitted and we do not expect to make material capital expenditures to obtain or comply with the IPPC permit.

In connection with our acquisitions of Riley Medical and Everest Metal, we completed Phase I assessments and did not find any significant issues that need to be remediated. We cannot be certain than environmental issues may be discovered or arise in the future related to these acquisitions.

In 2000, we purchased pollution legal liability insurance that covers certain environmental liabilities that may arise at our Warsaw, IN facility, at a former facility located in Peru, IN, and at certain non-owned locations that we use for the disposal of wastes. The insurance has a $5.0 million aggregate limit and is subject to a deductible and certain exclusions. The policy period expires in 2010. While the insurance may mitigate the risk of certain environmental liabilities, we cannot guarantee that a particular liability will be covered by this insurance.

Based on information currently available, we do not believe that we have any material environmental liabilities.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our audited consolidated financial statements. These audited financial statements have been prepared in accordance with US generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in those financial statements. On an ongoing basis, we evaluate estimates. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our consolidated financial statements that appear elsewhere in this Form 10-K.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104, on orders received from customers when there is persuasive evidence of an arrangement with the customer that is supportive of revenue recognition, the customer has made a fixed commitment to purchase the product for a fixed or determinable sales price, collection is reasonably assured under our normal billing and credit terms, and ownership and all risks of loss have been transferred to the buyer, which is normally upon shipment.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. We review our inventory balances monthly for excess products or obsolete inventory levels and write down, if necessary, the inventory to net realizable value.

Business Combinations, Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board, or “FASB,” issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.

We perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate or an adverse regulatory action. We recorded no impairments as a result of SFAS 142 during 2006, 2005 or 2004.

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

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. This Statement will not have a material effect on the Corporation’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting  Standards (SFAS) No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material impact on the Corporation’s financial position, results of operations and cash flows.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt and through the use of interest rate swaps. The objective of the swaps is to more effectively balance borrowing costs and interest rate risk. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 30, 2006, we had approximately $73.4 million of variable rate debt. The weighted average interest rate for this debt in 2006 was 6.97%. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.7 million, before giving effect to the interest rate swap agreements described below.

In 2000, we entered into an interest rate swap agreement that effectively converted $19.0 million of a portion of our variable rate term loans into a fixed rate obligation for the five-year period commencing October 24, 2000. We receive payments at variable rates, while the swap agreement counterparty makes payments at a fixed rate (6.25% at October 2, 2004). This agreement was terminated effective December 13, 2004 in conjunction with our initial public offering and reduced debt levels. In 2003, we entered into a second interest rate swap agreement that effectively converted $71.0 million of a portion of our variable rate term loans into a fixed rate obligation for an approximately three-year period ending June 30, 2006. We receive payments at variable rates, while we make payments at a fixed rate (2.285% at December 31, 2005). Effective December 13, 2004, this agreement was reduced in size from $71.0 million to $35.0 million in conjunction with our initial public offering and reduced debt levels. The net cost to change these agreements was $0.3 million.

Effective December 2004, we entered into an interest rate swap agreement to hedge $15.0 million of outstanding long-term debt at a fixed payment obligation of 3.98% per annum for the period commencing on June 30, 2006 and ending on December 31, 2007. When we borrowed $40.0 million to acquire Riley Medical May 2006, we subsequently entered into an interest rate swap agreement to economically hedge the $40.0 million of debt at a fixed payment obligation of 5.45% per annum for the period commencing on July 3, 2006 and ending on June 10, 2011.

Foreign Currency Risk

As a global company with operations in the United Kingdom, France, Switzerland, Ireland and Malaysia, we experienced a positive impact from foreign exchange in fiscal 2006. As a result of the fluctuation in rates, our revenue increased for the fourth quarter 2006 by $2.0 million and for the total year 2006 by $1.1 million. The impact of rates also increased net income by $0.3 million in the fourth quarter and for the total year 2006 by $0.2 million.

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. As a result of the acquisitions, we have significant operations in the United Kingdom. Consequently, a significant portion of our operating results are generated in currencies other than the US dollar, principally the pound sterling and euro. Our operating results are therefore impacted by exchange rate fluctuations to the extent we are unable to match revenue received in such currencies with costs incurred in such currencies. We entered into foreign currency forward contracts to mitigate fluctuations in foreign currency on the statement of operations. The loss of the foreign currency valuation of $1.2 million for 2006 offset net gains on foreign currency within the Other expense of $2.2 million. As of December 30, 2006, we had entered into three contracts for the sale of $5.0 million of British pounds each with settlement dates no later than January 17, 2007, May 2, 2007 and May 11, 2007, for each of the three contracts, respectively. One contract for $5.0 million expired in January 2007; however, we entered into two new contracts for the sale of $5.0 million of British pounds each with settlement dates no later than January 18, 2008.

Our primary exposures to foreign currency exchange fluctuations are pound sterling/US dollar and euro/US dollar. At December 30, 2006, the potential reduction in earnings from a hypothetical instantaneous 10.0% increase or decrease in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be approximately $0.3 million, net of tax. This foreign currency sensitivity model is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10.0% because such synchronized changes are unlikely to occur.

Commodity Price Risk

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities, such as titanium, stainless steel, cobalt chrome and aluminum. Given the historical volatility of certain commodity prices, this exposure can impact product costs. Because we typically do not set prices for our products in advance of our commodity purchases, we can take into account the cost of the commodity in setting our prices for each order. However, to the extent that we are unable to offset the increased commodity costs in our product prices, our results would be affected. A hypothetical instantaneous 10.0% change in commodity prices would have an immaterial impact on our results of operations in fiscal 2006. In addition, we have entered into a longer term purchase contracts for titanium and cobalt chrome that will aid in guaranteeing our supply of that particular commodity.

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

Symmetry Medical Inc.
Consolidated Balance Sheets

	December 30,	December 31,
	2006	2005
	(In Thousands, Except Per Share Data)
Assets:
Current Assets:
Cash and cash equivalents	$11,721	$12,471
Accounts receivables, net	47,506	44,908
Inventories	47,392	38,783
Refundable income taxes	111	185
Deferred income taxes	2,826	1,867
Derivative valuation asset	—	414
Other current assets	3,965	4,032
Total current assets	113,521	102,660
Property and equipment, net	106,147	93,106
Derivative valuation asset	—	170
Goodwill	156,241	124,518
Intangible assets, net of accumulated amortization	33,257	16,327
Other assets	981	864
Total Assets	$410,147	$337,645
Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$14,860	$18,983
Accrued wages and benefits	7,816	10,997
Other accrued expenses	4,104	2,696
Income tax payable	850	1,241
Derivative valuation liability	1,184	—
Deferred income taxes	249	—
Current portion of capital lease obligations	3,500	3,239
Current portion of long-term debt	5,550	1,313
Total current liabilities	38,113	38,469
Deferred income taxes	11,832	11,139
Derivative valuation liability	549	—
Capital lease obligations, less current portion	5,142	8,532
Long-term debt, less current portion	63,650	26,250
Total Liabilities	119,286	84,390
Commitments and contingencies (Note 15)	—	—
Shareholders’ Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued December 30, 2006—35,107; December 31, 2005—34,704)	4	3
Additional paid-in capital	271,388	268,973
Retained earnings (deficit)	6,771	(17,378)
Accumulated other comprehensive income	12,698	1,657
Total Shareholders’ Equity	290,861	253,255
Total Liabilities and Shareholders’ Equity	$410,147	$337,645

See accompanying notes to consolidated financial statements.

Symmetry Medical Inc.
Consolidated Statements of Operations

	Years Ended
	December 30, 2006	December 31, 2005	January 1, 2005
	(In Thousands, Except Per Share Data)
Revenue	$253,569	$263,766	$205,391
Cost of Revenue	188,467	185,227	145,081
Gross Profit	65,102	78,539	60,310
Selling, general, and administrative expenses	28,440	27,570	22,569
Operating Income	36,662	50,969	37,741
Other (income) expense:
Interest expense	4,448	2,954	13,757
Loss on debt extinguishment	—	—	8,956
Derivatives valuation (gain)/loss	2,317	(98)	(1,451)
Other	(3,201)	1,872	(740)
Income before income taxes	33,098	46,241	17,219
Income tax expense	8,949	14,441	5,524
Net income (loss)	24,149	31,800	11,695
Preferred stock dividends	—	—	(8,977)
Net income applicable to common shareholders	$24,149	$31,800	$2,718
Net income applicable to common shareholders per share:
Basic	$0.69	$0.94	$0.16
Diluted	$0.69	$0.92	$0.15
Weighted average common shares and equivalent shares outstanding:
Basic	34,829	33,841	16,905
Diluted	35,156	34,670	17,767

See accompanying notes to consolidated financial statements.

Symmetry Medical Inc.
Consolidated Statements of Shareholders’ Equity

	Ckass A Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 3, 2004	$115,831	$2	$31,594	$(51,896)	$4,859	$100,390
Comprehensive income:
Net income				11,695		11,695
Other comprehensive income—foreign currency translation adjustment					4,952	4,952
Comprehensive income						16,647
Amortization of unearned compensation cost			57			57
Redemption of Preferred Stock—Class A warrants	720	—	(720)			—
Repurchase of stock	(23,332)	—				(23,332)
Sale of stock, net of expenses		1	122,382			122,383
Preferred Stock dividends	8,977			(8,977)		—
Conversion of Preferred Stock—Class A to Common Stock	(102,196)	—	102,196			—
Balance at January 1, 2005	—	3	255,509	(49,178)	9,811	216,145
Comprehensive income:
Net income				31,800		31,800
Other comprehensive income—foreign currency translation adjustment					(8,154)	(8,154)
Comprehensive income						23,646
Sale of stock, net of expenses		—	10,500			10,500
Exercise of Common Stock warrants		—	—			—
Exercise of Common Stock options		—	1,978			1,978
Issuance of Common Stock—Restricted Stock		—	—			—
Issuance of Common Stock—Equity Incentive Plan		—	—			—
Amortization of unearned compensation cost			152			152
Issuance of Common Stock—Employee Stock Purchase Plan		—	834			834
Balance at December 31, 2005	—	3	268,973	(17,378)	1,657	253,255
Comprehensive income:
Net income				24,149		24,149
Other comprehensive income—foreign currency translation adjustment					11,041	11,041
Comprehensive income						35,190
Exercise of Common Stock warrants		—	—			—
Exercise of Common Stock options		1	1,463			1,464
Issuance of Common Stock—Restricted Stock		—	—			—
Issuance of Common Stock—Equity Incentive Plan		—	—			—
Amortization of unearned compensation cost			683			683
Issuance of Common Stock—Empoyee Stock Purchase Plan		—	269			269
Balance at December 30, 2006	$—	$4	$271,388	$6,771	$12,698	$290,861

See accompanying notes to consolidated financial statements.

Symmetry Medical Inc.
Consolidated Statements of Cash Flow

	Years Ended
	December 30, 2006	December 31, 2005	January 1, 2005
	(In Thousands)
Operating activities
Net Income	$24,149	$31,800	$11,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15,837	13,067	10,589
Amortization	1,262	607	609
Net (gain) loss on sale of assets	(1,211)	75	35
Deferred income tax provision	(312)	1,858	2,751
Loss on debt extinguishment	—	—	8,346
Excess tax benefit from stock-based compensation	(1,062)	—	—
Income tax benefits from exercise of stock options	—	1,432	—
Stock-based compensation	683	—	—
Derivative valuation change	2,317	(98)	(1,451)
Foreign currency transaction (gains) losses	(2,159)	1,205	(823)
Change in operating assets and liabilities:
Accounts receivable	4,581	(7,743)	(8,844)
Other assets	1,207	1,165	(549)
Inventories	(3,285)	(6,366)	(6,773)
Accounts payable	(6,614)	2,541	7,959
Accrued expenses and other	(3,147)	3,192	1,784
Net cash provided by operating activities	32,246	42,735	25,328
Investing activities
Purchases of property and equipment	(20,625)	(37,546)	(19,891)
Proceeds from the sale of fixed assets	2,444	—	—
Acquisition, net of cash received	(55,011)	—	—
Net cash used in investing activities	(73,192)	(37,546)	(19,891)
Financing activities
Proceeds from bank revolver	77,993	37,065	36,079
Payments on bank revolver	(73,479)	(37,896)	(34,864)
Issuance of long-term debt	40,000	—	35,000
Payments on long-term debt and capital lease obligations	(6,922)	(8,321)	(137,275)
Proceeds from the issuance of common and preferred stock, net of expenses	673	11,880	122,383
Excess tax benefit from stock-based compensation	1,062	—	—
Payments for redemption of common and preferred stock	—	—	(23,332)
Debt issuance costs paid	(355)	—	(1,073)
Net cash provided by financing activities	38,972	2,728	(3,082)
Effect of exchange rate changes on cash	1,224	(295)	146
Net increase (decrease) in cash and cash equivalents	(750)	7,622	2,501
Cash and cash equivalents at beginning of period	12,471	4,849	2,348
Cash and cash equivalents at end of period	$11,721	$12,471	$4,849
Supplemental disclosures:
Cash paid for interest	$3,547	$2,534	$13,377
Cash paid for income taxes	$9,074	$8,919	$2,976
Assets acquired under capital leases	$213	$283	$7,357

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

1.   Description of the Business

The consolidated financial statements include the accounts of Symmetry Medical, Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), Symmetry Medical USA Inc., Jet Engineering, Inc., Ultrexx, Inc., Riley Medical Inc., Symmetry Medical Everest LLC, Everest Metal International Limited, Symmetry Medical Switzerland SA (previously named Riley Medical Europe S.A.), Symmetry Medical Cheltenham Limited, Symmetry Medical PolyVac, SAS and Thornton Precision Components Limited.

The Corporation is a global supplier of integrated products and services consisting of surgical implants, instruments and cases to orthopedic and other medical device companies.

On May 2, 2006, the Corporation acquired all of the stock of Riley Medical, Inc., a privately owned company based in Auburn, Maine, and Riley Medical Europe S.A., its Swiss subsidiary (collectively “Riley Medical”). Refer to note 3 for further discussion.

On August 31, 2006, the Corporation acquired certain assets of Everest Metal Finishing, LLC. The Corporation also acquired all of the stock of Everest Metal International, Limited. Collectively Symmetry Medical Everest, LLC and Everest Metal International, Limited are referred to as “Everest Metal.”  Refer to note 3 for further discussion.

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

Year End

The Corporation’s year end is the 52 or 53 week period ending the Saturday closest to December 31, resulting in fiscal 2006 (ending December 30, 2006) being 52 weeks, fiscal 2005 (ending December 31, 2005) being 52 weeks, and fiscal 2004 (ending January 1, 2005) being 52 weeks. References in these consolidated financial statements to 2006, 2005 and 2004 refer to these financial years, respectively.

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

Inventories consist of the following:

	December 30,	December 31,
	2006	2005
Raw material and supplies	$10,661	$7,325
Work-in-process	25,076	23,418
Finished goods	11,655	8,040
	$47,392	$38,783

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets or lease terms. Repair and maintenance costs are charged to expense as incurred.

Property and equipment, including depreciable lives, consists of the following:

	December 30,	December 31,
	2006	2005
Land	$1,531	$1,283
Buildings and improvements (20 to 40 years)	29,957	24,128
Machinery and equipment (5 to 15 years)	121,457	101,437
Office equipment (3 to 5 years)	6,832	5,421
Construction-in-progress	4,800	5,695
	164,577	137,964
Less accumulated depreciation	(58,430)	(44,858)
	$106,147	$93,106

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

Goodwill

The changes in the carrying amounts of goodwill for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 are as follows:

Balance as of January 3, 2004	$125,413
Effects of foreign currency	1,956
Balance as of January 1, 2005	127,369
Effects of foreign currency	(2,851)
Balance as of December 31, 2005	124,518
Goodwill acquired	28,120
Effects of foreign currency	3,603
Balance as of December 30, 2006	$156,241

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized but is subject to an annual impairment test in accordance with this statement. Goodwill is defined by the Corporation as the excess of purchase cost over the fair value of the net tangible and identifiable intangible assets acquired. Statement No. 142 requires the Corporation to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. Potential impairment is determined by comparing estimated fair value to the net book value of the reporting unit. Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate commensurate with the Corporation’s weighted-average cost of capital. The Corporation has multiple operating segments as defined by SFAS 131. The Corporation has defined its reporting units at the operating segment level as this is the lowest level for which discrete financial information is available and the operating results of that component are regularly reviewed by management. The Corporation completed its annual impairment tests and concluded that no impairment of goodwill existed for fiscal 2006, 2005 or 2004.

Other Intangible Assets

Intangible assets subject to amortization consist of technology, non-compete and customer related intangible assets acquired in connection with our acquisitions of Mettis (UK) Limited on June 11, 2003, Riley Medical on May 1, 2006 and Everest Metal on August 31, 2006. These assets are being amortized using the straight-line method, and amortization expense for the next 5 fiscal years approximates $1,791 per year. The Corporation is required to reassess the expected useful lives of existing intangible assets. The Corporation also evaluates the recoverability of intangible assets subject to amortization based on undiscounted operating cash flows when factors indicate impairment may exist. In the event of impairment, the Corporation makes appropriate write-downs of recorded costs to fair value.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite life are no longer amortized but are subject to review each reporting period to determine whether events and circumstances continue to support an indefinite useful life as well as an annual impairment test in accordance with this statement. The Corporation reviewed its intangible assets in accordance with SFAS No. 142 and has not recorded any impairment related to these assets for fiscal 2006, 2005 or 2004.

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

As of December 30, 2006, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Acquired technology and patents	12 years	$1,573	$(363)	$1,210
Acquired customers	20 years	29,049	(2,448)	26,601
Non-compete agreements	5 years	290	(27)	263
Intangible assets subject to amortization		30,912	(2,838)	28,074
Proprietary processes	Indefinite			3,883
Trademarks	Indefinite			1,300
Indefinite-lived intangible assets, other than goodwill				5,183
Total				$33,257

Foreign Currency Accounting

The financial statements of the Corporation’s foreign subsidiaries are accounted for and have been translated into US dollars in accordance with Financial Accounting Standards Board (FASB) Statement No. 52, Foreign Currency Translation. Foreign currency transaction gains and losses resulting from a subsidiary’s foreign currency denominated assets and liabilities included in other income were a $2,181 gain, $1,265 loss, and $761 gain in 2006, 2005 and 2004, respectively. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. Currency translation adjustments have been recorded as a separate component of shareholders’ equity.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $302, $237 and $265 for the years ending December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

Allowance for Doubtful Accounts

The Corporation performs periodic credit evaluations of customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 to 90 days. The Corporation maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Corporation makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends.

The activity in the allowance for doubtful accounts was as follows:

	December 30,	December 31,	January 1,
	2006	2005	2005
Beginning balance	$188	$535	$238
Provision	189	123	426
Write-offs, net	(148)	(470)	(129)
Ending balance	$229	$188	$535

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

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. This Statement will not have a material effect on the Corporation’s financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting  Standards (SFAS) No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material impact on the Corporation’s financial position, results of operations and cash flows.

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

Effective July 2003, the Corporation entered into a SWAP agreement to economically hedge an additional $71,000 of outstanding long-term debt at a fixed payment obligation of 2.285% per annum for the period commencing on July 21, 2003 and ending on June 30, 2006. In December 2004, this SWAP was reduced to $35,000. Effective December 2004, the Corporation entered into a SWAP agreement to economically hedge $15,000 of outstanding long-term debt at a fixed payment obligation of 3.98% per annum for the period commencing on June 30, 2006 and ending on December 31, 2007. Effective July 2006, the Corporation entered into a SWAP agreement to economically hedge $40,000 of outstanding long-term debt at a fixed payment obligation of 5.45% per annum for the period commencing July 3, 2006 and ending on June 10, 2011. The entire change in the fair market value of the SWAP in 2006 and 2005 of $1,129 and $98, respectively, was included in earnings.

The Corporation enters into foreign currency forward contracts to mitigate fluctuations in foreign currency on the statement of operations. The loss of the foreign currency valuation of $1,188 for fiscal 2006 offset net gains on foreign currency within the Other expense of $2,181. As of December 30, 2006, the Corporation had entered into three contracts for the sale of $5,000 of British pounds each with settlement dates no later than January 17, 2007, May 2, 2007 and May 11, 2007 for each of the three contracts, respectively.

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

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

As a result of adopting SFAS 123R, the Corporation’s income before income taxes and net income for the year ended December 30, 2006 are $110 and $66 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for year ended December 30, 2006 would not have changed from $0.69 and $0.69, respectively, if the Corporation had not adopted SFAS 123R.

Prior to the adoption of SFAS 123R, the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1,062 excess tax benefit for year ended December 30, 2006 that is classified as a financing cash inflow would have been classified as an operating cash inflow if the Corporation had not adopted SFAS 123R.

Statement 123, as amended, required pro forma presentation as if compensation costs had been expensed under the fair value method. For purpose of pro forma disclosure, the estimated fair value of stock options at the grant date is amortized to expense over the vesting period. The following table illustrates the effect on net income and net income per share as if compensation expense had been recognized:

	Years Ended
	December 31, 2005 ,	January 1, 2005
Reported net income applicable to common shareholders	$31,800	$2,718
Pro forma stock-based compensation expense (net of tax)	(219)	(235)
Stock-based employee compensation recorded (net of tax)	90	—
Adjusted net income	$31,671	$2,483
Basic net income per share applicable to common:
Reported net income per share	$0.94	$0.16
Stock-based compensation expense (net of tax) per share	—	(0.01)
Adjusted net income per share	$0.94	$0.15
Diluted net income per share applicable to common:
Reported net income per share	$0.92	$0.15
Stock-based compensation expense (net of tax) per share	(0.01)	(0.01)
Adjusted net income hare	$0.91	$0.14

3.   Acquisitions

Riley Medical

On May 2, 2006, the Corporation completed the acquisition of Riley Medical, a privately-owned company based in Auburn, Maine, for approximately $45,797 in net cash, subject to adjustment. Riley Medical is a manufacturer of standard and custom cases, trays and containers for the medical device industry with locations in the United States and Switzerland. The acquisition expands the Corporation’s geographic footprint in Europe and the case product line, including several new patents and trademarks. Results of Riley Medical are included in the statement of operations from the acquisition date.

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

As of December 30, 2006, the aggregate purchase price of $45,797 was allocated to the opening balance sheet as follows:

Current assets	$6,551
PP&E	3,577
Acquired technology (amortized over average weighted 13 years)	1,050
Acquired customers (amortized over 15 years)	9,810
Non-compete agreements (amortized over 5 years)	110
Trademarks (indefinite-lived)	1,300
Goodwill	25,417
Current liabilities	(2,018)
Purchase price, net	$45,797

Unaudited Proforma Results   The following table represents the pro forma results of the Corporation’s operations had the acquisition of Riley Medical been completed as of the beginning of the periods presented.

	Years Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Revenue	$260,330	$285,450	$223,982
Income available to common shareholders	24,182	33,039	3,483
Earnings per share—basic	$0.69	$0.98	$0.21
Earnings per share—diluted	$0.69	$0.95	$0.20

Everest Metal

On August 31, 2006, the Corporation completed the acquisition of Everest Metal, a privately-owned company, for approximately $9,214 in net cash, subject to adjustment and an earn-out provision. The earn-out provision requires payments of approximately $319 for 2006 and up to $1,081 after the end of 2007 if certain sales targets are met. Everest Metal is an implant finishing operation with locations in the United States and Ireland. Everest Metal’s core competencies will accelerate the Corporation’s stated plan of growing its implant finishing operations and strengthening its local presence near its customers. Results of Everest Metal are included in the statement of operations from the acquisition date.

The aggregate purchase price is preliminary, subject to adjustment and an earn-out provision, and expected to be finalized during 2007. As of December 30, 2006, the aggregate purchase price of $9,214 was allocated to the opening balance sheet as follows:

Current assets	$767
PP&E	530
Acquired customers (amortized over 15 years)	5,280
Non-compete agreements (amortized over 5 years)	180
Goodwill	2,703
Current liabilities	(246)
Purchase price, net	$9,214

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

4.   Debt Arrangements

Long-term debt consists of the following:

	December 30,	December 31,
	2006	2005
Bank term loan payable in quarterly installments, plus interest at a variable rate (6.625% at December 30, 2006), through December 2009	$24,500	$27,563
Bank term loan payable in quarterly installments, plus interest at a variable rate (6.625% at December 30, 2006), through June 2011	39,700	—
Revolving line of credit, due June 2011	5,000	—
	69,200	27,563
Less current portion	(5,550)	(1,313)
	$63,650	$26,250

During 2004, the Corporation refinanced substantially all of its debt arrangements as part of the initial public offering resulting in a loss on debt extinguishment of $8,956. In conjunction with the Riley Medical acquisition, the Corporation’s lending arrangements were amended in June 2006 to provide for a new term loan of $40,000. In addition, the Corporation’s $40,000 revolving credit facility maturity was extended from December 2009 to June 2011. The financial loan covenants remained unchanged.

The Corporation’s revolving credit facility has a total capacity of up to $40 million and the Corporation pays a 0.375% annual commitment fee for the average unused portion of the revolving line of credit facility. There is $5,000 of borrowings under this line of credit at December 30, 2006.

The bank term loan and revolving line of credit (senior credit agreement) contain various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. The senior credit agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, paying dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The senior credit facility is secured by substantially all of the Corporation’s assets. The Corporation’s senior credit agreement also contains customary events of default. The Corporation was in compliance with our financial and restrictive covenants under the senior credit facility at the end of 2006 and 2005.

As of December 30, 2006, the Corporation had prepaid the next three scheduled quarterly term loan payments. Maturities of long-term debt for the five years succeeding December 30, 2006 are as follows:

2007	$5,550
2008	9,150
2009	10,900
2010	11,400
2011	32,200
$69,200

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

5.   Preferred Stock

After the December 2004 IPO, no Preferred Stock remains outstanding. The Class A Convertible Preferred Stock had a liquidation value of $1,000 per share, was nonvoting, and accrued cumulative dividends at 8% per annum on the sum of the liquidation value plus all accumulated and unpaid dividends. Holders of the Class A Convertible Preferred Stock had liquidation preference rights, including the right in the event of an initial public offering of the Corporation’s common stock to convert Class A convertible preferred stock into common stock, at a conversion price equal to 85% of the per share price paid by the public for the common stock in the initial public offering. In June 2003, the Corporation sold 59,486 shares of Class A convertible preferred stock for $1,000 per share. Of these shares, 44,499 were sold to related parties including Olympus Partners and employees of the Corporation. In December 2004 upon completion of the IPO, the Corporation repurchased $23,332 of its Class A Convertible Preferred Stock and warrants to purchase Class A Convertible Preferred Stock. In addition, the remaining outstanding shares of Class A Convertible Preferred Stock and warrants to purchase Class A Convertible Preferred Stock converted into 8,015,150 shares of the Corporation’s Common Stock and warrants to purchase 255,334 shares of the Corporation’s Common Stock at an exercise price of $0.01 per share which are exercisable at any time prior to June 2013.

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

Property and equipment and related accumulated amortization for building and equipment capital leases are as follows:

	December 30,	December 31,
	2006	2005
Buildings and improvements	$4,991	$4,991
Machinery and equipment	13,743	13,896
	18,734	18,887
Less accumulated amortization	(9,382)	(7,052)
	$9,352	$11,835

Amortization of leased assets is included in depreciation expense.

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

Future minimum payments for capital leases with initial terms of one year or more are as follows at December 30, 2006:

2007	$3,657
2008	2,695
2009	1,376
2010	798
2011	797
Thereafter	3,788
Total minimum payments	13,111
Amounts representing interest	(4,469)
Present value of net minimum lease payments (including total current portion of $3,500)	$8,642

7.   Income Taxes

Income before income taxes consisted of:

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Domestic	$16,484	$34,338	$9,455
Foreign	16,614	11,903	7,764
	$33,098	$46,241	$17,219

Significant components of the Corporation’s net deferred tax liabilities are as follows:

	December 30,	December 31,
	2006	2005
Compensation	$1,456	$741
Intangibles	(5,565)	(5,082)
Inventory	1,354	1,151
PP&E	(7,480)	(6,330)
Net operating loss carryforwards of states and foreign subsidiaries	62	112
Derivative agreements	690	(232)
Other	290	430
	(9,193)	(9,210)
Valuation allowance for operating loss carryforward	(62)	(62)
	$(9,255)	$(9,272)

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

Significant components of the income tax provision are as follows:

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Current:
Federal	$5,349	$8,786	$922
State	340	565	202
Foreign	3,592	3,312	1,649
	9,281	12,663	2,773
Deferred	(332)	1,778	2,751
	$8,949	$14,441	$5,524

The provision for income taxes differs from that computed at the Federal statutory rate of 35% as follows:

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Tax at Federal statutory rate	$11,584	$16,184	$5,854
State income taxes	514	997	244
State tax credits	(312)	—	—
Foreign income taxes	(1,067)	(138)	(260)
Qualified production activities deduction	(156)	(334)	—
Research and development credits—current year	(745)	(633)	—
Research and development and other tax credits—prior years	(318)	(1,341)	—
Valuation allowance	—	(224)	(349)
Other	(551)	(70)	35
	$8,949	$14,441	$5,524

At December 30, 2006, the Corporation had foreign net operating loss carry forwards of approximately $189. The foreign carry forwards have no expiration date. However, due to the uncertainty of the realization of the full benefit of the foreign net operating loss carry forwards, the Corporation has established a valuation allowance of $62. No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries because it is expected that such earnings will be reinvested in these foreign operations indefinitely. At December 30, 2006, we had an aggregate of $24.5 million of unremitted earnings of foreign subsidiaries that have been or are intended to be permanently reinvested for continued use in foreign operations and that if distributed would result in taxes at approximately the US statutory rate.

8.   Profit Sharing Plan

During fiscal 2006, the Corporation maintained a qualified profit sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code. Contributions by the Corporation are based upon both discretionary and matching nondiscretionary amounts. The matching amounts represent a 50% match of

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

employees’ contributions, up to a maximum of $1 per participant per year. Expense recorded for the plans was $961, $1,012 and $857 for 2006, 2005 and 2004, respectively.

9.   Stock-Based Compensation Plans

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

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

A summary of stock option activity and weighted-average exercise prices for the periods indicated are as follows:

	Number of Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding at January 3, 2004	792,759	$2.86
Granted	72,410	4.83
Exercised	—	—
Cancelled	(34,214)	3.04
Outstanding at January 1, 2005	830,955	$3.02
Exercised	(201,111)	2.72	$1,432
Outstanding at December 31, 2005	629,844	$3.12
Exercised	(145,119)	2.78	1,062
Cancelled	(1,811)	3.04
Outstanding at December 30, 2006	482,914	$3.22	$5,124

The following table summarizes information about stock options outstanding at December 30, 2006:

Range of Exercise	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 30, 2006	Weighted Average Exercise Price
3.04 - 4.83	482,914	6.6 years	3.22	464,811	3.16

Using the minimum value option valuation model, the estimated fair values of options granted during 2004 were $1.62. There were no options granted subsequent to completion of the IPO. Principal assumptions used in applying the minimum value model were as follows:

2004
Minimum Value Model Assumptions
Risk-free interest rate	4.08%
Expected dividend yield	0.00%
Expected term	10 years

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

An aggregate of 1,673,333 shares of our common stock are reserved for issuance under the 2004 Incentive Plan, subject to certain adjustments reflecting changes in the Corporation’s capitalization. Restricted stock is a grant of shares of common stock that may not be sold or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

the compensation committee. A participant granted restricted stock generally has all of the rights of a shareholder, unless the compensation committee determines otherwise. During 2006, the Corporation granted 121,000 shares of performance based restricted stock to employees that generally vest at the end of three years. The Corporation also granted 6,000 shares of non-performance based restricted stock to directors that generally vest over three years with one-third vesting at the end of each fiscal year. In 2006, 2005 and 2004, the Corporation recorded compensation expense of $593, $152 and $0 respectively, related to restricted stock. The Corporation’s policy to recognize expense for awards subject to graded vesting using the straight-line attribution method. As of December 30, 2006, the Company had unearned compensation cost of $2,054 which will be expensed through 2008.

A summary of all restricted stock activity for the period indicated below is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2005	47,670	$19.44
Granted	127,000	14.93
Vested	—	—
Cancelled	(4,670)	19.41
Outstanding at December 30, 2006	170,000	$16.07

The total fair value of restricted stock that vested during 2006, 2005 and 2004 was $0, $32 and $0, respectively.

10.   Employee Stock Purchase Plans

2004 Employee Stock Purchase Plan

The 2004 Employee Stock Purchase Plan is designed to provide an incentive for our domestic employees to purchase our common stock and acquire a proprietary interest in us. Each person who was employed either by the Corporation or by one of its designated subsidiaries on December 8, 2004 and was expected on a regularly-scheduled basis to work more than 30 hours per week for more than ten months per calendar year automatically was enrolled in the plan. Persons who subsequently are employed by us or one of our designated subsidiaries are eligible once they have completed three months of service or are an employee as of an offering date of an exercise period, provided they are expected on a regularly-scheduled basis to work more than 30 hours per week for more than ten months per calendar year.

Each participant is granted an option to purchase shares of the Corporation’s common stock at the beginning of each 6-month “offering period” under the plan, on each “exercise date,” during the offering period. Exercise dates occur on the last date on which the NYSE is open for trading prior to each June 30 and December 31. Participants purchase the shares of the Corporation’s common stock through after-tax payroll deductions, not to exceed 10% of the participant’s total base salary on each payroll date. No participant may purchase more than 750 shares of common stock on any one exercise date or more than $25 of common stock in any one calendar year. The purchase price for each share is 95% of the fair market value of such share on the exercise date. If a participant’s employment with the Corporation or one of its designated subsidiaries terminates, any outstanding option of that participant also will terminate.

A total of 600,000 shares of the Corporation’s common stock are reserved for issuance over the term of the plan. On June 30, 2006, 9,740 shares of the Corporation’s common stock were purchased by the

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

participants in the plan at a price of $14.63 per share. On December 30, 2006, 8,083 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $13.139 per share. On June 30, 2005, 50,468 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $12.75 per share. On December 31, 2005, 10,325 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $18.42 per share. This plan is noncompenstory in accordance with SFAS 123(R).

UK Share Incentive Plan 2006

The UK Share Incentive Plan 2006 is designed to provide an incentive for our employees in the United Kingdom to purchase our common stock and acquire a proprietary interest in us. Each person who was employed by the Corporation’s designated subsidiaries are eligible if they have completed six months of service and remain permanent employees during the entire qualifying period.

Each qualifying employee is eligible to purchase shares of the Corporation’s common stock through payroll deductions, not to exceed 10% of the participant’s total base salary. No participant may purchase more than £1.5 of common stock in any one tax year (ending April 5). Payroll deductions are transferred to the plan trustee at the end of each month, and the trustee purchases shares based on the average market price on the award date. When the participant accumulates 20 shares of common stock under the plan, one matching share is awarded to the participant. Matching shares become vested after a three year holding period.

A total of 300,000 shares of the Corporation’s common stock are reserved for issuance over the term of the plan. During fiscal 2006, 1,507 shares of the Corporation’s common stock were purchased by the participants in the plan, including matching shares awarded, for a total of $20.

11.   Related Party Transactions

During the years ended December 30, 2006 and December 31, 2005, the Corporation purchased contract manufacturing services totaling $1,456 and $1,057, respectively, from ADS Precision Limited (ADS), a company controlled by a relative of the general manager of TPC. The Corporation maintains an ongoing relationship with this vendor and believes all transactions have been executed on an arms length basis. The Corporation has no outstanding payables to ADS of December 30, 2006 and $247 as of December 31, 2005.

During 2004 the Corporation paid management fees to a related party of $375. These fees are included in selling, general and administrative expenses.

12.   Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, and long-term debt, including interest-rate swap agreements, and foreign exchange forward contracts. The carrying value of these financial instruments approximates fair value.

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

13.   Segment Reporting

The Corporation primarily designs, develops and manufactures implants and related surgical instruments and cases for orthopedic device companies and companies in other medical device markets such as dental, osteobiologic and endoscopy. The Corporation also has a special services business serving primarily aerospace customers, which does not meet the quantitative disclosure requirements of SFAS 131. The Corporation manages its business in multiple operating segments. Because of the similar economic characteristics of these operations, including the nature of the products, comparable level of FDA regulations, same or similar customers, those operations have been aggregated following the provisions of SFAS 131 for segment reporting purposes.

The Corporation is a multi-national corporation with operations in the United States, United Kingdom, France, Switzerland and Ireland. As a result, the Corporation’s financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. While exposure to variability in foreign currency exists, the Corporation does not believe it is significant to its operations and any variability is somewhat offset through the location of its manufacturing facilities. Revenues are attributed to geographic locations based on the location to which we ship our products.

Revenues to External Customers:

	Years Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
United States	$156,970	$171,618	$136,791
United Kingdom	42,800	32,508	27,222
Ireland	25,572	32,953	21,097
Other foreign countries	28,227	26,687	20,281
Total net revenues	$253,569	$263,766	$205,391

Long-Lived Assets:

	December 30,	December 31,
	2006	2005
United States	$209,527	$170,289
United Kingdom	74,755	60,798
France	4,611	3,898
Switzerland	7,279	—
Ireland	454	—
Total long-lived assets	$296,626	$234,985

Concentration of Credit Risk:

A substantial portion of the Corporation’s net revenues is derived from a limited number of customers. Net revenues include revenues to customers of the Corporation which individually account for 10% or more of net revenues as follows:

2006—two customers representing approximately 23% and 12% of net revenues, respectively.

2005—two customers representing approximately 33% and 14% of net revenues, respectively.

2004—four customers representing approximately 25%, 15%, 14% and 10% of net revenues, respectively.

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

The customers listed above, which are orthopedic implant manufacturers, comprised approximately 25% and 37% of the accounts receivable balance at December 30, 2006 and December 31, 2005, respectively.

Following is a summary of the composition by product category of the Corporation’s revenues to external customers. Revenues of the specialty services business are included in the “other” category.

	Years Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Implants	$96,526	$103,481	$75,130
Instruments	66,857	86,736	67,675
Cases	62,197	55,496	47,292
Other	27,989	18,053	15,294
Total net revenues	$253,569	$263,766	$205,391

14.   Net Income (Loss) Per Share

The following table sets forth the computation of earnings per share.

	Years Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Net income	$24,149	$31,800	$11,695
Preferred stock dividends	—	—	$(8,977)
Net income available to common shareholders	24,149	$31,800	$2,718
Weighted-average common shares outstanding basic	34,829	33,841	16,905
Effect of stock options, restricted stock and stock warrants	327	829	862
Weighted-average common shares outstanding and assumed conversions	35,156	34,670	17,767
Net income per share available to common shareholders:
Basic	$0.69	$0.94	$0.16
Diluted	$0.69	$0.92	$0.15

15.   Commitments and Contingencies

Environmental

The Corporation has been notified by the US Environmental Protection Agency or by state governments that it may be liable under environmental laws with respect to the cleanup of hazardous substances at sites we previously used for the disposal of wastes. Based on information currently available, the Corporation does not believe these liabilities will be material to its results of operations or financial position.

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

Operating Leases

The Corporation has various operating leases, primarily for equipment. Total rental expense for these operating leases amounted to $1,731, $1,894 and $2,214 in 2006, 2005 and 2004, respectively. Future minimum payments for operating leases with initial terms of one year or more are as follows at December 30, 2006:

2007	$1,412
2008	1,148
2009	900
2010	618
2011	545
Thereafter	48
Total minimum payments	$4,671

Unconditional Purchase Obligations

The Corporation has a contract to purchase minimum quantities of titanium and cobalt chrome through December 2007. Based on current market pricing at December 30, 2006, the minimum purchase obligations totaled $7,695. Purchases under the 2006 titanium contract totaled approximately $13,569 in fiscal year 2006. In August 2006, the Corporation also has contracted to purchase Radel® R, a specialized plastic used in cases, through December 2011. Based on current market pricing at December 30, 2006, the minimum purchase obligations totaled $5,258 per year though 2011. These purchases are not in excess of our forecasted requirements. Purchases under this contract totaled approximately $1,099 from August to December 2006.

2007	$12,953
2008	5,258
2009	5,258
2010	5,258
2011	5,258
Total minimum payments	$33,985

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

Notes to Consolidated Financial Statements—Continued
(in thousands, except share and per share data)

16.   Quarterly Results of Operations (Unaudited)

The quarterly results of operations are as follows (in thousands, except per share data):

2006

	First	Second	Third	Fourth	Fiscal Year
Revenue	$69,613	$64,760	$60,740	$58,456	$253,569
Gross profit	20,341	16,887	13,647	14,228	65,102
Net income	8,377	7,679	2,991	5,101	24,149
Basic net income per share	$0.24	$0.22	$0.09	$0.15	$0.69
Diluted net income per share	$0.24	$0.22	$0.09	$0.15	$0.69

2005

	First	Second	Third	Fourth	Fiscal Year
Revenue	$63,760	$70,177	$67,228	$62,601	$263,766
Gross profit	19,387	21,442	19,742	17,967	78,539
Net income	7,664	8,619	8,223	7,293	31,800
Basic net income per share	$0.23	$0.26	$0.24	$0.21	$0.94
Diluted net income per share	$0.22	$0.25	$0.24	$0.21	$0.92

17.   Comprehensive Income

Comprehensive income is comprised of net income and gains and losses resulting from currency translations of foreign operations. Comprehensive income consists of the following:

	Years Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Net Income	$24,149	$31,800	$11,695
Foreign currency translation adjustments	11,041	(8,154)	4,952
Comprehensive income	$35,190	$23,646	$16,647

18.   Subsequent Event

On January 9, 2007, the Corporation’s subsidiary Thornton Precision Components Limited (Thornton) acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively Clamonta Ltd), for $10 million in cash, subject to certain post closing adjustments. Clamonta Ltd manufactures aerospace products for the global aerospace industry.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Symmetry Medical Inc.:

We have audited the accompanying consolidated balance sheets of Symmetry Medical Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symmetry Medical Inc. at December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2006, in conformity with US generally accepted accounting principles.

As discussed in Notes 2 and 9 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Symmetry Medical Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP

Indianapolis, Indiana

March 7, 2007

Management’s Report on Internal Control Over Financial Reporting

The management of Symmetry Medical Inc. (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with US generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that internal control over financial reporting is effective as of December 30, 2006.

Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 30, 2006 excluded Riley Medical, Inc. and Symmetry Medical Switzerland S.A., which were acquired by the Company in May 2006, wholly owned subsidiaries of the Company, whose total assets represented 13% of the consolidated total assets, and taking into account sales since the date of acquisition of products by Riley Medical, Inc. and Symmetry Medical Switzerland S.A., 6% of consolidated net sales of the Company as of and for the year ended December 30, 2006. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of the acquisition under guidelines established by the Securities and Exchange Commission.

Additionally, management’s effectiveness of the Corporation’s internal control over financial reporting as of December 30, 2006 excluded Symmetry Medical Everest LLC and Everest Metal International, LTD, which was acquired by the Company in May 2006, wholly owned subsidiaries of the Company, whose total assets represented 3% of the consolidated total assets, and taking into account sales since the date of acquisition of products by Symmetry Medical Everest LLC and Everest Metal International, LTD., 1% of consolidated net sales of the Company as of and for the year ended December 30, 2006. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of the acquisition under guidelines established by the Securities and Exchange Commission.

Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which appears on the following page.

/s/ BRIAN MOORE
Brian Moore
Chief Executive Officer

/s/ FRED HITE
Fred Hite
Chief Financial Officer

March 7, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Symmetry Medical Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Symmetry Medical Inc. maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Symmetry Medical Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Riley Medical, Inc. and Riley Medical Europe S.A., which are included in the 2006 consolidated financial statements of Symmetry Medical Inc. and constituted $51,985 and $49,563 of total and net assets, respectively, as of December 30, 2006 and $14,466 and $1,673 of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Symmetry Medical Inc. also did not include an evaluation of the internal control over financial reporting of Riley Medical, Inc. and Riley Medical S.A.

Also as indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Everest Metal Finishing, LLC and Everest Metal International, Limited, which are included in the 2006 consolidated financial statements of Symmetry Medical Inc. and constituted $10,666 and $10,196 of total and net assets, respectively, as of

December 30, 2006 and $2,456 and $505 of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Symmetry Medical Inc. also did not include an evaluation of the internal control over financial reporting of Everest Metal Finishing, LLC and Everest Metal International, Limited.

In our opinion, management’s assessment that Symmetry Medical Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Symmetry Medical Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symmetry Medical Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 30, 2006 of Symmetry Medical Inc. and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG, LLP

Indianapolis, IN

March 7, 2007

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

Management’s Report on Internal Control Over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 30, 2006, based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria. Management concluded that, as of December 30, 2006, our internal control over financial reporting was effective.

Our Management’s Report on Internal Control Over Financial Reporting, as of December 30, 2006, can be found on page 71 of this Form 10-K and is incorporated by reference into this Item 9A. Our independent registered public accounting firm, Ernst & Young LLP has issued the Attestation Report on Management’s Assessment of Internal Control Over Financial Reporting. The Attestation Report can be found on page 72 of this Form 10-K and is incorporated by reference into this item 9A.

ITEM 9B.       Other Information

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this Item 10 will be set forth under the caption “Election of Directors” in our 2007 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference. Information regarding our Company’s executive officers has been included in Part I of this report.

ITEM 11.         EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this Item 11 will be set forth under the caption “Executive Compensation” in our 2007 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this Item 12 will be set forth under the caption “Information on Directors and Executive Officers” in our 2007 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this Item 13 will be set forth under the captions “Director Independence” and “Related Party Transactions” in our 2007 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished pursuant to this Item 14 will be set forth under the caption “Accounting Fees and Services” in our 2007 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.8	Symmetry Medical Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-1, filed May 28, 2004).*
10.9	Form of Nonqualified Stock Option Agreement issued under 2002 Stock Option Plan (incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-1, filed May 28, 2004).*
10.10	Symmetry Medical Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1, filed May 28, 2004).*

10.11	Form of Nonqualified Stock Option Agreement issued under 2003 Stock Option Plan (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-1, filed May 28, 2004).*
10.12	Symmetry Medical Inc. Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).*
10.13	Symmetry Medical Inc. Amended and Restated 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).*
10.14	Amendment to Symmetry Medical Inc. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).*
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

10.18	Form of Restricted Stock Agreement issued under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 4, 2004).*
10.19	Form of Restricted Stock Agreement issued under the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1(a) to our Form 8-K filed February 15, 2006).*
10.20	Form of Restricted Stock Agreement issued under the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1(b) to our Form 8-K filed February 15, 2006).*
10.21

Amendment to Stockholders Agreement, dated as of June 6, 2005, by and among Symmetry Medical Inc., Olympus/Symmetry Holdings LLC, 3i Parallel Ventures LP, 3i UKIP II LP, Mayflower LP and Windjammer Mezzanine & Equity Fund, L.P. (incorporated by reference to Exhibit 10.8 to the Corporation’s Registration Statement on Form S-1, as amended, originally filed June 27, 2005).

10.22	Stock Purchase Agreement by and among Symmetry Medical USA Inc., Edward D. Riley and Russell P. Holmes (incorporated by reference to Exhibit 10.22 to our Form 10Q filed March 10, 2006.

10.23

Amended and Restated Credit Agreement, dated June 13, 2006, among Symmetry Medical Inc. as borrower, Wachovia Bank, National Association as Administrative Agent, the lenders identified on the signature pages thereto, General Electric Capital Corporation as Syndication Agent and CIT Lending Services Corporation and Charter One Bank, N.A. as Documentation Agents (incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 14, 2006.

10.24

Asset Purchase Agreement, dated August 31, 2006, between Symmetry Medical USA Inc. and Everest Metal Finishing LLC and Christopher W. Huntington, Phillip Milidantri, and Levi Citarella (incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 14, 2006).

10.25

Stock Purchase Agreement, dated August 31, 2006, between Symmetry Medical International Inc. and Christopher W. Huntington, Phillip Milidantri, and Levi Citarella (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 5, 2006).

10.26

Sale and Stock Purchase Agreement, dated January 9, 2007, between AL Wheeler and ML Donovan and Thornton Precision Components Limited (incorporated by reference to Exhibit 10.1 to our Form 8-K filed January 11, 2007).

10.27	Form of Restricted Stock Agreement (Non-Employee Directors (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 15, 2007).*
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.**
23.2	Consent of Independent Registered Public Accounting Firm, BKD, LLP.**
24.1	Power of Attorney.**
31.1

Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2

Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audited Financial Statements of Symmetry Medical Inc. 2004 Employee Stock Purchase Plan for Years Ended December 31, 2006 and 2005.**

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

SYMMETRY MEDICAL INC.
March 13, 2007	By:	/s/ BRIAN MOORE
Brian Moore Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Name	Title	Date
	/s/ BRIAN MOORE	Chief Executive Officer, President and Director	March 13, 2007
	Brian Moore	(Principal Executive Officer)
	/s/ FRED HITE	Senior Vice President,	March 13, 2007
	Fred Hite	Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)
	*	Director	March 13, 2007
Frank Turner
	*	Director	March 13, 2007
Stephen B. Oresman
	*	Director	March 13, 2007
Francis T. Nusspickel
	*	Director	March 13, 2007
James S. Burns
*By:	/s/ FRED HITE
Fred Hite
Attorney-in-fact
Pursuant to Power of Attorney
(Exhibit 24.1 hereto)