Form 10-Q
period 2007-03-31
Symmetry Medical Inc.
filed 2007-05-09
CIK 1292055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock as of April 10, 2007 was 35,293,651.

Symmetry Medical Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 30,
	2007	2006
	(In Thousands, Except Per Share Data)
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$6,094	$11,721
Accounts receivables, net	55,267	47,506
Inventories	49,253	47,392
Refundable income taxes	112	111
Deferred income taxes	3,534	2,826
Other current assets	3,820	3,965

Total current assets	118,080	113,521
Property and equipment, net	109,413	106,147
Goodwill	157,885	156,241
Intangible assets, net of accumulated amortization	36,830	33,257
Other assets	922	981

Total Assets	$423,130	$410,147

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$19,170	$14,860
Accrued wages and benefits	10,168	7,816
Other accrued expenses	4,723	4,104
Income tax payable	1,281	850
Deferred income taxes	337	249
Derivative valuation liability	546	1,184
Revolving line of credit	2,215	—
Current portion of capital lease obligations	2,956	3,500
Current portion of long-term debt	7,837	5,550

Total current liabilities	49,233	38,113
Deferred income taxes	11,662	11,832
Derivative valuation liability	893	549
Capital lease obligations, less current portion	5,400	5,142
Long-term debt, less current portion	59,110	63,650

Total Liabilities	126,298	119,286

Commitments and contingencies (Note 8)	—	—

Shareholders' Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued March 31, 2007--35,294; December 30, 2006--35,107)	4	4
Additional paid-in capital	272,977	271,388
Retained earnings	10,481	6,771
Accumulated other comprehensive income	13,370	12,698

Total Shareholders' Equity	296,832	290,861

Total Liabilities and Shareholders' Equity	$423,130	$410,147

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In Thousands, Except Per Share Data)
	(unaudited)	(unaudited)
Revenue	$67,519	$69,613
Cost of Revenue	52,558	49,272

Gross Profit	14,961	20,341
Selling, general, and administrative expenses	7,873	7,040

Operating Income	7,088	13,301
Other (income) expense:
Interest expense	1,587	661
Derivatives valuation (gain)/loss	(295)	(1)
Other	546	(219)

Income before income taxes	5,250	12,860
Income tax expense	1,540	4,483

Net income	$3,710	$8,377

Net income per share:
Basic	$0.11	$0.24

Diluted	$0.11	$0.24

Weighted average common shares and equivalent shares outstanding:
Basic	34,973	34,717
Diluted	35,194	35,137

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In Thousands)
	(unaudited)	(unaudited)
Operating activities
Net Income	$3,710	$8,377
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,179	3,704
Amortization	494	151
Foreign currency transaction (gain) loss	(11)	(284)
Net loss on sale of assets	2	13
Deferred income tax provision	(890)	(233)
Excess tax benefit from stock-based compensation	(796)	(1,062)
Stock-based compensation	244	108
Derivative valuation change	(295)	(1)
Change in operating assets and liabilities:
Accounts receivable	(5,462)	(4,406)
Other assets	190	108
Inventories	(175)	(620)
Accounts payable	3,591	(4,109)
Accrued expenses and other	2,976	981

Net cash provided by operating activities	7,757	2,727

Investing activities
Purchases of property and equipment	(3,473)	(5,085)
Proceeds from the sale of fixed assets	28	—
Acquisition, net of cash received	(10,317)	—

Net cash used in investing activities	(13,762)	(5,085)

Financing activities
Proceeds from bank revolver	16,473	4,641
Payments on bank revolver	(16,502)	(3,028)
Payments on long-term debt and capital lease obligations	(903)	(2,384)
Proceeds from the issuance of common stock, net of expenses	549	404
Excess tax benefit from stock-based compensation	796	1,062

Net cash provided by financing activities	413	695
Effect of exchange rate changes on cash	(35)	108

Net increase (decrease) in cash and cash equivalents	(5,627)	(1,555)
Cash and cash equivalents at beginning of period	11,721	12,471

Cash and cash equivalents at end of period	$6,094	$10,916

Supplemental disclosures:
Cash paid for interest	$1,606	$512

Cash paid for income taxes	$1,449	$2,034

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.
Notes to Condensed Consolidated Financial Statements
(In Thousands, Except Per Share Data)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Symmetry Medical, Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), Symmetry Medical USA Inc., Jet Engineering, Inc., Ultrexx, Inc., Riley Medical Inc., Symmetry Medical Switzerland SA, Symmetry Medical Everest LLC, Everest Metal International Limited, Symmetry Medical Cheltenham Limited, Symmetry Medical PolyVac, SAS, Thornton Precision Components Limited, Symmetry Medical Malaysia SDN and Clamonta Limited.  The Corporation is a global supplier of integrated products and services consisting primarily of surgical implants, instruments and cases to orthopedic and other medical device companies.

The condensed consolidated financial statements of the Corporation have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Corporation, its results of operations and cash flows. The Corporation’s results are subject to seasonal fluctuations. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for fiscal year 2006.

Certain prior year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on our results of operations or financial position.

The Corporation’s year end is the 52 or 53 week period ending the Saturday closest to December 31. Fiscal year 2007 and 2006 are 52 week years. As such, interim quarters are 13 weeks long ending the Saturday closest to March 31, June 30, or September 30. References in these consolidated financial statements to the three months ended refer to these financial periods, respectively.

Riley Medical Inc. and Symmetry Medical Switzerland SA were acquired on May 2, 2006 and are collectively referred to as “Riley Medical.”  Symmetry Medical Everest LLC and Everest Metal International Limited were acquired on August 31, 2006 and are collectively referred to as “Everest Metal.”  The Corporation’s Annual Report on Form 10-K for fiscal year 2006 contains additional information on these acquisitions.

On January 9, 2007, the Corporation’s subsidiary Thornton Precision Components Limited (Thornton) acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively “Clamonta Ltd”), for $10,317 in cash, subject to certain post closing adjustments.  Clamonta Ltd manufactures aerospace products for the global aerospace industry.

2. Inventories

Inventories consist of the following:

	March 31,	December 30,
	2007	2006
Raw material and supplies	$8,234	$10,661
Work-in-process	30,256	25,076
Finished goods	10,763	11,655

	$49,253	$47,392

3. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	March 31,	December 30,
	2007	2006
Land	$2,321	$1,531
Buildings and improvements (20 to 40 years)	30,823	29,957
Machinery and equipment (5 to 15 years)	126,588	121,457
Office equipment (3 to 5 years)	6,911	6,832
Construction-in-progress	5,253	4,800

	171,896	164,577
Less accumulated depreciation	(62,483)	(58,430)

	$109,413	$106,147

4. Intangible Assets

Intangible assets acquired in connection with our acquisitions of Mettis (UK) Limited, Riley Medical, Everest Metal and Clamonta Ltd.

As of March 31, 2007, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Acquired technology and patents	12 years	$1,575	$(413)	$1,162
Acquired customers	19 years	31,525	(2,875)	28,650
Non-compete agreements	5 years	402	(47)	355
Intangible assets subject to amortization		33,502	(3,335)	30,167

Proprietary processes	Indefinite			3,892
Trademarks	Indefinite			2,771
Indefinite-lived intangible assets, other than goodwill				6,663

Total				$36,830

5. New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on December 31, 2006.  The implementation of FIN 48 had no impact on the Corporation’s financial position or results of operations.  As of the beginning of fiscal year 2007, the Corporation had unrecognized tax benefits of $339.  There has been no significant change in the unrecognized tax benefits during the first quarter ending March 31, 2007

The Corporation recognizes interest and penalties related to unrecognized tax benefits through income tax expense.  The Corporation has not accrued any interest or penalties as of March 31, 2007.

The Corporation is subject to periodic audits by domestic and foreign tax authorities.  Currently, the Corporation is undergoing routine periodic audits in both domestic and foreign tax jurisdictions.  It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits.  It is impossible to estimate the significance of such a potential change at this time.  For the majority of tax jurisdictions, the Corporation is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2003.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other instruments at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

6. Segment Reporting

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

The Corporation is a multi-national corporation with operations in the United States, the United Kingdom, Ireland, Switzerland, France and Malaysia. As a result, the Corporation’s financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. While exposure to variability in foreign currency exists, the Corporation does not believe it is significant to its operations and any variability is somewhat offset through the location of its manufacturing facilities. Revenue is attributed to geographic locations based on the location to which we ship our products.

Revenue from External Customers:

	Three Months Ended
	March 31,	April 1,
	2007	2006
United States	$39,359	$46,347
United Kingdom	13,743	7,728
Ireland	6,569	9,525
Other foreign countries	7,848	6,013

Total net revenues	$67,519	$69,613

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. The Corporation’s revenue includes revenue from customers of the Corporation which individually account for 10% or more of revenue as follows:

Quarter ended March 31, 2007—Four customers representing approximately 17%, 12%, 11% and 11% of revenue, respectively.

Quarter ended April 1, 2006—Two customers representing approximately 30% and 17% of revenue, respectively.

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenue of the specialty services business is included in the “other” category.

	Three Months Ended
	March 31,	April 1,
	2007	2006
Implants	$24,486	$26,591
Instruments	15,243	21,578
Cases	17,586	14,671
Other	10,204	6,773

Total net revenues	$67,519	$69,613

7. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended
	March 31,	April 1,
	2007	2006
Net income	$3,710	$8,377

Weighted-average common shares outstanding basic	34,973	34,717
Effect of stock options, restricted stock and stock warrants	221	420

Weighted-average common shares outstanding and assumed conversions	35,194	35,137

Net income per share:
Basic	$0.11	$0.24

Diluted	$0.11	$0.24

During the three month period ended March 31, 2007, the Corporation issued 178 shares of common stock through the exercise of stock options.

8. Commitments and Contingencies

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

9. Comprehensive Income

Comprehensive income is comprised of net income and gains and losses resulting from currency translations of foreign entities. Comprehensive income consists of the following:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Net Income	$3,710	$8,377
Foreign currency translation adjustments	672	942

Comprehensive income	$4,382	$9,319

10. Acquisitions

On January 9, 2007, the Corporation’s subsidiary Thornton Precision Components Limited (Thornton) acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively “Clamonta Ltd”), for $10,317 in cash, subject to certain post closing adjustments.  The acquisition of Clamonta Ltd expands the Corporation’s Total Solutions ® business model into the global aerospace industry and further strengthens our relationship with a key aerospace customer.  Results of Clamonta Ltd are included from the date of acquisition.

The aggregate purchase price is preliminary, subject to adjustment and expected to be finalized in the third fiscal quarter. As of March 31, 2007, the aggregate purchase price of $10,317 was allocated to the opening balance sheet as follows:

Current assets	$3,596
PP&E	3,695
Acquired customers (amortized over 15 years)	2,430
Non-compete agreements (amortized over 5 years)	110
Trademarks (indefinite-lived)	1,450
Goodwill	1,397
Current liabilities	(1,811)
Capital Leases	(550)
Purchase price, net	$10,317

Pro forma results for Clamonta Ltd have not been presented as the impacts of Clamonta Ltd to the first quarter are not material.

On August 31, 2006, the Corporation completed the acquisition of Everest Metal for approximately $9,214 in net cash, subject to adjustment and an earn-out provision.  The earn-out provision requires payments of up to approximately $1,081 after the end of 2007 if certain revenue targets are met.

11. Subsequent Event

Symmetry Medical USA Inc., a wholly owned subsidiary of Symmetry Medical Inc. (“Symmetry Medical”), entered into a definitive stock purchase agreement on April 2, 2007 and subsequently closed on April 3, 2007 on the purchase of all the issued and outstanding stock of TNCO, Inc. (“TNCO”), a privately owned company based in Whitman, Massachusetts. The cash purchase price was $7,000, subject to certain post closing adjustments. TNCO designs and supplies precision instruments for arthoscopic, laparoscopic, sinus, and other minimally invasive procedures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are a leading independent provider of implants and related instruments and cases to orthopedic device manufacturers and other medical markets. We also design, develop and produce these products for companies in other segments of the medical device market, including dental, osteobiologic and endoscopy sectors, and provide limited specialized products and services to non-healthcare markets, primarily the aerospace industry.

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

Our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, provides additional information about our business, operations and financial condition.

During the first quarter 2007, our revenue growth of 15.5% over the fourth quarter of 2006 was driven by a slow ramp-up in our core orthopedics business and continued momentum from the integration of our acquisitions.  Revenue decreased 3.0% in the first quarter 2007 compared to 2006 as revenue from our top five orthopedic customers was down 24% and represented 58% of total revenues.  Quarterly revenue from all other customers increased 47% compared to the same period last year.  Our long-term strategy is to diversify our customer base and expand into other medical device markets outside of our core hip and knee business.  While we continue to make progress on these initiatives, it did not fully offset the reduced demand from our top five customers.

A significant part of our business strategy has been growth through acquisitions which have enhanced our product offerings and our business model.  We acquired Riley Medical Inc. and Symmetry Medical Switzerland SA (collectively “Riley Medical”) on May 2, 2006 for $45.8 million.  Riley Medical is a leading designer and manufacturer of specialty cases and trays for the global medical market.  We also acquired Symmetry Medical Everest LLC and Everest Metal International Limited (collectively “Everest Metal”) on August 31, 2006 for $9.2 million.  Everest Metal specializes in implant finishing.  On January 9, 2007, our wholly-owned subsidiary Thornton Precision Components Limited (Thornton) acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively “Clamonta Ltd”), for $10.3 million in cash, subject to certain post closing adjustments.  Clamonta Ltd machines high-precision specialty parts for the global aerospace industry.

Subsequent to the quarter end, our wholly-owned subsidiary, Symmetry Medical USA Inc. entered into a definitive stock purchase agreement on April 2, 2007 and subsequently closed on April 3, 2007 on the purchase of all the issued and outstanding stock of TNCO, Inc. (“TNCO”), a privately owned company based in Whitman, Massachusetts. The cash purchase price was $7.0 million, subject to certain post closing adjustments. TNCO designs and supplies precision instruments for arthoscopic, laparoscopic, sinus, and other minimally invasive procedures.

While acquisitions are an important part of our growth strategy and we have a strong pipeline across several diverse medical device segments, we continue to invest in our core business with the ramp-up of our Malaysian facility, the introduction of new Symmetry products and innovation with new materials and technologies, such as carbon fiber, to our product offerings.  On April 30, 2007, we announced the introduction of a new proprietary printing technology for our cases, DigiPrint, that will allow us to employ a non-toxic, durable graphics printed below the surface of the metal making it impervious to scratching, peeling and fading.

Our focus remains on being well positioned for a resurgence of growth in our core orthopedic business, while capitalizing on our market leadership to extend our Total Solutions® approach into other markets.  In particular, we continue to expand our engineering resources that produce and provide closer and critical customer relationships on the development of new products.  This local presence in the global marketplace allows us to be closer to our customer base, provide quicker response times and increase our value added services.

First Quarter Results of Operations

Revenue.   Revenue for the period ended March 31, 2007 decreased $2.1 million, or 3.0%, to $67.5 million from $69.6 million for the comparable 2006 period.  Revenue for each of our principal product categories in these periods was as follows:

Product Category	Three Months Ended
	March 31,	April 1,
	2007	2006
	(in millions)
Implants	$24.5	$26.6
Instruments	15.2	21.5
Cases	17.6	14.7
Other	10.2	6.8

Total	$67.5	$69.6

The $2.1 million reduction in revenue resulted from lower implant and instrument revenue of $2.1 million and $6.3 million, respectively.  Implant revenues included $2.0 million from our Everest metal acquisition.  These reductions were partially offset by increased case revenue of $2.9 million, including $6.2 million of revenue from the Riley Medical acquisition.  Overall, implant, instrument and case revenue from our top five customers was down 24% as we faced a challenging quarterly comparison due to the completion of several projects for our largest customers in the first quarter of 2006.  Other increased $3.4 million driven by the continued strength in the aerospace industry and included $2.9 million from the Clamonta Ltd acquisition in the first quarter of 2007.

Gross Profit.  Gross profit for the three month period ended March 31, 2007 decreased $5.4 million, or 26.4%, to $15.0 million from $20.3 million for the comparable 2006 period.  The decrease in gross profit was driven by the 3.0% decrease in revenue coupled with lower gross profit as a percentage of revenue which declined to 22.2% for the three month period ended March 31, 2007 compared to 29.2% for the comparable 2006 period.  The decline in gross margin as a percentage of revenue was primarily driven by fewer large volume projects from our top five customers which resulted in increased overhead costs as a percentage of revenue as well as less favorable product mix.  We view our global infrastructure as a competitive strength, and we have made a deliberate decision to keep our infrastructure in place, enabling us to respond quickly to our customers’ needs and produce high volume orders on short notice.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three month period ended March 31, 2007 increased $0.8 million, or 11.8%, to $7.9 million from $7.0 million for the comparable 2006 period.  Additional costs related to Riley Medical, Everest metal and Clamonta Ltd accounted for $1.1 million of the increase which included $0.3 million of additional intangible asset amortization.  As a percentage of revenue, selling, general and administrative expenses increased to 11.7% of revenue for the three month period ended March 31, 2007 from 10.1% of revenue for the comparable 2006 period primarily due to the reduction in revenue.

Other Expense.   Interest expense for the three month period ended March 31, 2007 increased $0.9 million, or 140.1%, to $1.6 million from $0.6 million for the comparable 2006 period. This increase reflects the additional $40.0 million senior term debt related to the acquisition of Riley Medical.  This increase was partially offset by the reduction in outstanding capital lease obligations and existing senior term debt through normal amortization.  No additional borrowings were needed to complete the Everest Metal acquisition; however, approximately $5 million in revolving senior term debt was initially drawn to facilitate the Clamonta Ltd acquisition.

The derivatives valuation (gains) losses consist of interest rate swap valuations used to mitigate the effect of changing interest rates on net income and foreign currency forward contracts used to mitigate the effect of changes in the foreign exchange rates on net income. The increase in the gain of $0.3 million for the three month period ended March 31, 2007 versus the comparable 2006 period is due to market fluctuations in these contracts, which are not designated as hedges under SFAS 133. During the first quarter of 2007, we settled one of our foreign exchange rate contracts at a loss of $0.6 million.  Realized losses are included in the Other expense category.  No contracts were settled in the first quarter of 2006.

Provision for Income Taxes.   Our effective tax rate was 29.3% for the three month period ended March 31, 2007 as compared to 34.9% for the comparable 2006 period. Provision for income taxes decreased by $2.9 million, or 65.6%, to $1.5 million for the three month period ended March 31, 2007 from $4.5 million for the comparable 2006 period. This decrease in rate was primarily due to a higher percentage of income coming from lower tax jurisdictions outside of the United States and increased research and development tax credits and Indiana development tax credits in the current period.  We did not record a Federal research and development tax credit in the first quarter of 2006 since the United States government had not yet reinstated Section 41 of the U.S. tax code.

Liquidity and Capital Resources

Our principal sources of cash in the three month period ended March 31, 2007 were cash generated from operations, borrowings under our senior credit revolving loan facility and U.K. revolving credit facility and proceeds from the exercise of common stock options.  Principal uses of cash in the three month period ended March 31, 2007 included capital expenditures, the acquisition of Clamonta Ltd and debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund mergers and acquisitions.

We completed the acquisition of Clamonta Ltd on January 9, 2007 for $10.3 million, subject to adjustment, through the use of the existing cash balances and our $40.0 million senior debt facility.   On April 3, 2007, we completed the acquisition of

TNCO for approximately $7.0 million, subject to adjustment, through the use of existing cash balances and our $40.0 million senior debt facility.

Operating Activities   We generated cash from operations of $7.8 million in the three month period ended March 31, 2007 compared to $2.7 million for the three month period ended April 1, 2006 an increase of $5.1 million.  The increase in cash from operations is primarily a result of cash provided by working capital, offset by a decrease in net income of $4.7 million.

Cash provided by working capital fluctuations was $1.1 million in the three month period ended March 31, 2007 as compared to a use of $8.0 million in the comparable 2006 period.  The primary uses of cash for working capital came from an increase in accounts receivable of $5.5 million.  Primary sources of cash due to changes in working capital were increases in accounts payable and accrued expenses of $6.6 million.  Increases in accounts receivable, accounts payable and accrued expenses are a result of increasing production activity in the first quarter of 2007 compared to decreasing production activity in the first quarter of 2006.

Investing Activities  Capital expenditures of $3.5 million were lower by $1.6 million, or 31.7%, in the three month period ended March 31, 2007 compared to the three month period ended April 1, 2006.  The acquisition of Clamonta Ltd used $10.3 million of cash in the 2007 period with no comparable acquisition activity in the 2006 period.

Financing Activities   Financing activities generated $0.4 million of cash due primarily to the exercise of stock options offset by payments on long-term debt and capital leases.

Capital Expenditures

Capital expenditures totaled $3.5 million for the three months ended March 31, 2007, compared to $5.1 million for the three month period ended April 1, 2006. Expenditures were primarily used to complete our Sheffield, U.K. facility for increased forge and machining capacity for the aerospace products, and maintain production capacity in all of our production facilities.

Debt and Credit Facilities

As of March 31, 2007, we had an aggregate of $77.5 million of outstanding indebtedness, which consisted of $64.2 million of term loan borrowings outstanding under our senior credit facility, $2.7 million of borrowings outstanding under our revolving credit facility, $2.2 million of borrowings under our U.K. short-term credit facility and $8.4 million of capital lease obligations. We had no outstanding letters of credit as of March 31, 2007.

Our senior credit agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. We were in compliance with our financial and restrictive covenants under the senior credit facility as of March 31, 2007.

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

Contractual Obligations and Commercial Commitments

There have been no material changes from the information provided in our Annual Report on Form 10-K for fiscal year ended December 30, 2006.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements and contractual obligations include our operating leases and letters of credit. There have been no material changes from the information provided in our Annual Report on Form 10-K for fiscal year ended December 30, 2006.

Environmental

There have been no material changes from the information provided in our Annual Report on Form 10-K for fiscal year ended December 30, 2006.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 30, 2006 includes a summary of the critical accounting policies we believe are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the three months ended March 31, 2007.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income

Taxes, on December 31, 2006.  The implementation of FIN 48 did not have an impact on the Corporation’s financial position or results of operations.  As of the beginning of fiscal year 2007, the Corporation had unrecognized tax benefits of $339.  There has been no significant change in the unrecognized tax benefits during the first quarter ending March 31, 2007.

The Corporation recognizes interest and penalties related to unrecognized tax benefits through income tax expense.  The Corporation has not accrued any interest or penalties as of March 31, 2007.

The Corporation is subject to periodic audits by domestic and foreign tax authorities.  Currently, the Corporation is undergoing routine periodic audits in both domestic and foreign tax jurisdictions.  It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits.  It is not possible to estimate the significance of such a potential change at this time.  For the majority of tax jurisdictions, the Corporation is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2003.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other instruments at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

Cautionary Notice Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q and other written and oral statements made from time to time by the Corporation do not relate strictly to historical or current facts. As such they are considered “forward-looking statements” that provide current expectations or forecasts of future events. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “could,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. Factors that could cause the Corporation’s actual results to differ materially from the expectations expressed in our forward-looking statements include, but are not limited to, the following: changes in general economic conditions in the United States and Europe; our ability to retain existing customers, particularly our key customers, and attract new customers; the timing of significant orders and shipments, including the effects of changes in inventory management practices by our customers; the competitive nature of the orthopedic device market; the pursuit of strategic acquisitions or encountering unforeseen difficulties in integrating acquisitions; the degree to which we are leveraged and our significant debt service obligations; the impact of work stoppages and other labor matters; general economic or business conditions affecting the orthopedic device market being less favorable than expected; our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis; the unpredictability of intellectual property protection and maintenance and other intellectual property issues; any future changes in management or loss of key personnel; unforeseen problems associated with international revenue and operations, including gains and losses from foreign currency exchange; product liability lawsuits brought against us or our customers; implementation of or changes in laws, regulations or policies that could negatively affect the orthopedic device market; and other uncertainties and factors discussed in the “Risk Factors” section of the Corporation’s Annual Report on Form 10-K filed on March 13, 2007, elsewhere in this Quarterly Report on Form 10-Q and in the Corporation’s other filings with the Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Our exposure to these risks has not changed materially since December 30, 2006.

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

During the quarter, there have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we are still in the process of integrating the Riley Medical, Everest Metal and Clamonta Ltd. operations and will be incorporating these operations as part of our internal controls. For purposes of this evaluation, the impact of these acquisitions on our internal controls over financial reporting has been excluded. See Note 10 to the condensed consolidated financial statements included in Item 1 for a discussion of the Clamonta Ltd acquisition.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None.

ITEM 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, which could materially affect our business, financial condition or future results. The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 have not materially changed.

ITEM 2 UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5 OTHER INFORMATION

(b)           There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our Schedule 14A filed March 21, 2006.

ITEM 6 EXHIBITS

10.28	Stock Purchase Agreement, dated April 2, 2007, between Symmetry Medical USA Inc. and Roger M. Burke (incorporated by reference to Exhibit 10.1 from our Form 8-K, filed April 5, 2007).

10.29	Separation Letter, dated April 12, 2007, between Andrew J. Miclot and Symmetry Medical Inc.

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 9, 2007