Form 10-Q
period 2007-06-30
Symmetry Medical Inc.
filed 2007-08-09
CIK 1292055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of July 10, 2007 was 35,434,689.

Symmetry Medical Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 30,
	2007	2006
	(In Thousands, Except Per Share Data)
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$10,991	$11,721
Accounts receivables, net	53,101	47,506
Inventories	50,208	47,392
Refundable income taxes	32	111
Deferred income taxes	2,418	2,826
Other current assets	5,457	3,965

Total current assets	122,207	113,521
Property and equipment, net	110,030	106,147
Goodwill	159,706	156,241
Intangible assets, net of accumulated amortization	38,719	33,257
Other assets	1,098	981

Total Assets	$431,760	$410,147

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$23,010	$14,860
Accrued wages and benefits	8,055	7,816
Other accrued expenses	4,647	4,104
Income tax payable	386	850
Deferred income taxes	332	249
Derivative valuation liability	58	1,184
Revolving line of credit	1,062	—
Current portion of capital lease obligations	2,895	3,500
Current portion of long-term debt	8,275	5,550

Total current liabilities	48,720	38,113
Deferred income taxes	12,310	11,832
Derivative valuation liability	175	549
Capital lease obligations, less current portion	4,498	5,142
Long-term debt, less current portion	62,575	63,650

Total Liabilities	128,278	119,286

Commitments and contingencies (Note 8)	—	—

Shareholders’ Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued June 30, 2007—35,435; December 30, 2006—35,107)	4	4
Additional paid-in capital	273,482	271,388
Retained earnings	14,912	6,771
Accumulated other comprehensive income	15,084	12,698

Total Shareholders’ Equity	303,482	290,861

Total Liabilities and Shareholders’ Equity	$431,760	$410,147

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In Thousands, Except Per Share Data)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$69,566	$64,760	$137,085	$134,373
Cost of Revenue	54,093	47,873	106,651	97,145

Gross Profit	15,473	16,887	30,434	37,228
Selling, general, and administrative expenses	8,365	6,892	16,238	13,932

Operating Income	7,108	9,995	14,196	23,296
Other (income) expense:
Interest expense	1,607	925	3,194	1,586
Derivatives valuation (gain)/loss	(278)	408	(16)	407
Other	(730)	(2,059)	(741)	(2,280)

Income before income taxes	6,509	10,721	11,759	23,583
Income tax expense	2,078	3,042	3,618	7,526

Net income	$4,431	$7,679	$8,141	$16,057

Net income per share:
Basic	$0.13	$0.22	$0.23	$0.46

Diluted	$0.13	$0.22	$0.23	$0.46

Weighted average common shares and equivalent shares outstanding:
Basic	35,119	34,830	35,046	34,774
Diluted	35,277	35,177	35,237	35,157

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	July 1,
	2007	2006
	(In Thousands)
	(unaudited)	(unaudited)
Operating activities
Net Income	$8,141	$16,057
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,591	7,677
Amortization	1,053	424
Foreign currency transaction (gain) loss	(355)	(1,257)
Net (gain) loss on sale of assets	(348)	(1,233)
Deferred income tax provision	944	253
Excess tax benefit from stock-based compensation	(796)	(1,062)
Stock-based compensation	658	212
Derivative valuation change	(1,500)	407
Change in operating assets and liabilities:
Accounts receivable	(2,055)	1,614
Other assets	(1,288)	834
Inventories	872	(1,034)
Accounts payable	6,369	(5,730)
Accrued expenses and other	(151)	(2,598)

Net cash provided by operating activities	20,135	14,564

Investing activities
Purchases of property and equipment	(7,007)	(11,783)
Proceeds from the sale of fixed assets	1,589	2,434
Acquisition, net of cash received	(17,621)	(45,629)

Net cash used in investing activities	(23,039)	(54,978)

Financing activities
Proceeds from bank revolver	49,013	47,598
Payments on bank revolver	(44,471)	(45,373)
Issuance of long-term debt	—	40,000
Payments on long-term debt and capital lease obligations	(3,742)	(5,130)
Proceeds from the issuance of common stock, net of expenses	641	547
Excess tax benefit from stock-based compensation	796	1,062
Debt issuance costs paid	—	(322)

Net cash provided by financing activities	2,237	38,382
Effect of exchange rate changes on cash	(63)	247

Net increase (decrease) in cash and cash equivalents	(730)	(1,785)
Cash and cash equivalents at beginning of period	11,721	12,471

Cash and cash equivalents at end of period	$10,991	$10,686

Supplemental disclosures:
Cash paid for interest	$3,184	$1,284

Cash paid for income taxes	$2,858	$6,996

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Notes to Condensed Consolidated Financial Statements

 (In Thousands, Except Per Share Data)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Symmetry Medical, Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), Symmetry Medical USA Inc., Jet Engineering, Inc., Ultrexx, Inc., Riley Medical Inc., Symmetry Medical Switzerland SA, Symmetry Medical Everest LLC, Everest Metal International Limited, Symmetry Medical Cheltenham Limited, Symmetry Medical PolyVac, SAS, Thornton Precision Components Limited, Symmetry Medical Malaysia SDN, Clamonta Limited and TNCO, Inc.  The Corporation is a global supplier of integrated products and services consisting primarily of surgical implants, instruments and cases to orthopedic and other medical device companies.

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

On January 9, 2007, the Corporation’s subsidiary Thornton Precision Components Limited (Thornton) acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively “Clamonta Ltd”), for $10,331 in cash, subject to certain post closing adjustments.  Clamonta Ltd manufactures aerospace products for the global aerospace industry.

On April 3, 2007, the Corporation’s subsidiary Symmetry Medical USA Inc. acquired all of the stock of TNCO, Inc. (“TNCO”), a privately owned company based in Whitman, Massachusetts for $7,223 in cash, subject to certain post closing adjustments.  TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus, and other minimally invasive procedures.

2. Inventories

Inventories consist of the following:

	June 30,	December 30,
	2007	2006
Raw material and supplies	$9,969	$10,661
Work-in-process	29,286	25,076
Finished goods	10,953	11,655

	$50,208	$47,392

3. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	June 30,	December 30,
	2007	2006
Land	$2,346	$1,531
Buildings and improvements (20 to 40 years)	29,848	29,957
Machinery and equipment (5 to 15 years)	131,471	121,457
Office equipment (3 to 5 years)	7,084	6,832
Construction-in-progress	6,459	4,800

	177,208	164,577
Less accumulated depreciation	(67,178)	(58,430)

	$110,030	$106,147

4. Intangible Assets

Intangible assets acquired in connection with our acquisitions of Mettis (UK) Limited, Riley Medical, Everest Metal, Clamonta Ltd. and TNCO.

As of June 30, 2007, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Acquired technology and patents	11 years	$2,095	$(488)	$1,607
Acquired customers	19 years	33,276	(3,346)	29,930
Non-compete agreements	5 years	484	(71)	413
Intangible assets subject to amortization		35,855	(3,905)	31,950

Proprietary processes	Indefinite			3,924
Trademarks	Indefinite			2,845
Indefinite-lived intangible assets, other than goodwill				6,769

Total				$38,719

5. New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on December 31, 2006.  The implementation of FIN 48 had no impact on the Corporation’s financial position or results of operations.  As of the beginning of fiscal year 2007, the Corporation had unrecognized tax benefits of $339.  There has been no significant change in the unrecognized tax benefits through the second quarter ending June 30, 2007

The Corporation recognizes interest and penalties related to unrecognized tax benefits through income tax expense.  The Corporation has not accrued any interest or penalties as of June 30, 2007

The Corporation is subject to periodic audits by domestic and foreign tax authorities.  Currently, the Corporation is undergoing routine periodic audits in both domestic and foreign tax jurisdictions.  It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits.  It is impossible to estimate the significance of such a potential change at this time.  For the majority of tax jurisdictions, the Corporation is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2003.

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

Revenue from External Customers:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
United States	$40,137	$40,825	$79,496	$87,173
United Kingdom	13,377	10,057	27,120	19,582
Ireland	7,634	5,627	14,204	13,356
Other foreign countries	8,418	8,251	16,265	14,262

Total net revenues	$69,566	$64,760	$137,085	$134,373

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. The Corporation’s revenue includes revenue from customers of the Corporation which individually account for 10% or more of revenue as follows:

Three months ended June 30, 2007—Four customers representing approximately 20%, 12%, 10% and 10% of revenue, respectively.

Six months ended June 30, 2007—Four customers representing approximately 19%, 12%, 11% and 10% of revenue, respectively.

Three months ended July 1, 2006—Four customers representing approximately 24%, 12%, 12% and 10% of revenue, respectively.

Six months ended July 1, 2006—Four customers representing approximately 27%, 11%, 10% and 10% of revenue, respectively.

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenue of the specialty services business is included in the “other” category.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Implants	$26,363	$23,118	$50,849	$49,709
Instruments	15,451	18,032	30,694	39,610
Cases	18,790	16,489	36,376	31,160
Other	8,962	7,121	19,166	13,894

Total net revenues	$69,566	$64,760	$137,085	$134,373

7. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net income	$4,431	$7,679	$8,141	$16,057

Weighted-average common shares outstanding basic	35,119	34,830	35,046	34,774
Effect of stock options, restricted stock and stock warrants	158	347	191	383

Weighted-average common shares outstanding and assumed conversions	35,277	35,177	35,237	35,157

Net income per share:
Basic	$0.13	$0.22	$0.23	$0.46

Diluted	$0.13	$0.22	$0.23	$0.46

During the six month period ended June 30, 2007, the Corporation issued 178 shares of common stock through the exercise of stock options.

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

9. Comprehensive Income

Comprehensive income is comprised of net income and gains and losses resulting from currency translations of foreign entities. Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net Income	$4,431	$7,679	$8,141	$16,057
Foreign currency translation adjustments	1,714	4,988	2,386	5,930

Comprehensive income	$6,145	$12,667	$10,527	$21,987

10. Acquisitions

On January 9, 2007, the Corporation’s subsidiary Thornton Precision Components Limited (Thornton) acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively “Clamonta Ltd”), for $10,331 in cash, subject to certain post closing adjustments.  The acquisition of Clamonta Ltd expands the Corporation’s Total Solutions® business model into the global aerospace industry and further strengthens our relationship with a key aerospace customer.  Results of Clamonta Ltd are included from the date of acquisition.

The aggregate purchase price is preliminary, subject to adjustment and expected to be finalized in the third fiscal quarter. As of June 30, 2007, the aggregate purchase price of $10,331 was allocated to the opening balance sheet as follows:

Current assets	$3,365
PP&E	3,695
Acquired customers (amortized over 15 years)	2,910
Non-compete agreements (amortized over 5 years)	110
Trademarks (indefinite-lived)	1,310
Goodwill	1,256
Current liabilities	(1,765)
Capital Leases	(550)

Purchase price, net	$10,331

On April 3, 2007, the Corporation’s subsidiary Symmetry Medical USA Inc. acquired all of the stock of TNCO, Inc. (“TNCO”), a privately owned company based in Whitman, Massachusetts for $7,223 in cash, subject to certain post closing adjustments.  TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus, and other minimally invasive procedures.

The aggregate purchase price is preliminary, subject to adjustment and expected to be finalized in the third fiscal quarter. As of June 30, 2007, the aggregate purchase price of $7,223 was allocated to the opening balance sheet as follows:

Current assets	$2,700
PP&E	1,740
Acquired technology (amortized over average weighted 8 years)	510
Acquired customers (amortized over 15 years)	1,170
Non-compete agreements (amortized over 5 years)	80
Trademarks (indefinite-lived)	190
Goodwill	1,313
Current liabilities	(480)

Purchase price, net	$7,223

On May 2, 2006, the Corporation completed the acquisition of Riley Medical, a privately-owned company based in Auburn, Maine, for approximately $45,797 in net cash, subject to adjustment for tax impacts to the previous owners. Riley Medical is a manufacturer of standard and custom cases, trays and containers for the medical device industry with locations in the United States and Switzerland.  The acquisition expands the Corporation’s geographic footprint in Europe and the case product line, including several new patents and trademarks.

On August 31, 2006, the Corporation completed the acquisition of Everest Metal for approximately $9,214 in net cash, subject to adjustment and an earn-out provision.  The earn-out provision requires payments of up to approximately $1,081 after the end of 2007 if certain revenue targets are met.

Unaudited Proforma Results  The following table represents the proforma results of the Corporation’s operations had the acquisitions of Riley Medical, Everest Metal, Clamonta Ltd and TNCO been completed as of the beginning of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Revenue	$69,566	$72,604	$138,903	$152,895
Income available to common shareholders	4,431	8,087	8,059	16,607
Earnings per share—basic	$0.13	$0.23	$0.23	$0.48
Earnings per share—diluted	$0.13	$0.23	$0.23	$0.47

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

During the second quarter 2007, our revenue growth of 3.0% over the first quarter of 2007 was driven by a continued slow ramp-up in our core orthopedics business and continued momentum from the integration of our acquisitions.  Revenue increased 7.4% in the second quarter 2007 compared to 2006 as 2007 includes results from our Clamonta Ltd and TNCO acquisitions. Revenues from our top five orthopedic customers were down 3% and represented 56% of total revenue. Quarterly revenue from all other customers increased 26% compared to the same period last year.  Our long-term strategy is to diversify our customer base and expand into other medical device markets outside of our core hip and knee business, and we continue to make progress on these initiatives.

A significant part of our business strategy has been growth through acquisitions which have enhanced our product offerings and our business model.  We acquired Riley Medical Inc. and Symmetry Medical Switzerland SA (collectively “Riley Medical”) on May 2, 2006 for $45.8 million.  Riley Medical is a leading designer and manufacturer of specialty cases and trays for the global medical market.  We also acquired Symmetry Medical Everest LLC and Everest Metal International Limited (collectively “Everest Metal”) on August 31, 2006 for $9.2 million.  Everest Metal specializes in implant finishing.  On January 9, 2007, our wholly-owned subsidiary Thornton Precision Components Limited (“Thornton”) acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively “Clamonta Ltd”), for $10.3 million in cash, subject to certain post closing adjustments.  Clamonta Ltd machines high-precision specialty parts for the global aerospace industry.  On April 3, 2007 we acquired TNCO, Inc. (“TNCO”), a privately owned company based in Whitman, Massachusetts for $7.2 million in cash, subject to certain post closing adjustments. TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus, and other minimally invasive procedures.

While acquisitions are an important part of our growth strategy and we have a strong pipeline across several diverse medical device segments, we continue to invest in our core business with the ramp-up of our Malaysian facility, the introduction of new Symmetry products and innovation with new materials and technologies, such as carbon fiber, to our product offerings.  On April 30, 2007, we announced the introduction of a new proprietary printing technology for our cases, DigiPrint, that will allow us to employ a non-toxic, durable graphic printed below the surface of the metal making it impervious to scratching, peeling and fading.

Our focus remains on being well positioned for a resurgence of growth in our core orthopedic business, while capitalizing on our market leadership to extend our Total Solutions® approach into other markets.  To this point, we saw increased customer activity near the end of the second quarter of 2007 and believe volume will continue to increase into the second half of 2007.  In particular, we continue to expand our engineering resources that produce and provide closer and critical customer relationships on the development of new products.  This local presence in the global marketplace allows us to be closer to our customer base, provide quicker response times and increase our value added services.

Second Quarter Results of Operations

Revenue.   Revenue for the three month period ended June 30, 2007 increased $4.8 million, or 7.4%, to $69.6 million from $64.8 million for the comparable 2006 period.  Revenue for each of our principal product categories in these periods was as follows:

	Three Months Ended
	June 30,	July 1,
Product Category	2007	2006
	(in millions)
Implants	$26.4	$23.1
Instruments	15.4	18.0
Cases	18.8	16.5
Other	9.0	7.2

Total	$69.6	$64.8

The $4.8 million increase in revenue resulted from increased implant and case revenue of $3.3 million and $2.3 million, respectively.  The increase in implant revenue was primarily driven by $2.3 million from our Everest Metal acquisition.  The increase in case revenue was driven by the increase in revenue from our Riley Medical acquisition. These increases were partially offset by decreased instrument revenue of $2.6 million, despite the addition of $1.4 million of revenue from the TNCO acquisition in 2007. This decrease in instrument revenue was driven by a continued soft market with our top five customers as they reduced their inventories and maintained smaller launch quantities. Other increased $1.8 million driven by the addition of $2.9 million of revenue from Clamonta Ltd in 2007, which was offset by lower than expected revenue due to flooding at our Sheffield, United Kingdom facility in the last week of June.

Gross Profit.  Gross profit for the three month period ended June 30, 2007 decreased $1.4 million, or 8.4%, to $15.5 million from $16.9 million for the comparable 2006 period.  The decrease in gross profit was due to a decline in gross profit as a percentage of sales to 22.2% for the three month period ended June 30, 2007 compared to 26.1% in the comparable 2006 period.  This decline in gross profit as a percentage of sales was driven by a temporary disruption of production at our Sheffield, United Kingdom facility in the last week of June due to extreme flooding in the Sheffield and surrounding area, fewer large volume projects from our top five customers driving higher overhead costs as a percentage of sales, other production inefficiencies related to a limited number of new customer products and a charge related to the TNCO acquisition.  We view our global infrastructure as a competitive strength, and we have made a deliberate decision to keep our infrastructure in place, enabling us to respond quickly to our customers’ needs and produce high volume orders on short notice.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three month period ended June 30, 2007 increased $1.5 million, or 21.4%, to $8.4 million from $6.9 million for the comparable 2006 period.  As a percentage of revenue, selling, general and administrative expenses increased to 12.0% of revenue for the three month period ended June 30, 2007 from 10.6% of revenue for the comparable 2006 period.  Additional costs related to Riley Medical, Everest Metal, Clamonta Ltd and TNCO accounted for $1.1 million of the increase, which included $0.3 million of additional intangible asset amortization.  The remainder of the increase was driven by increased employee benefits expenses, including restricted stock expense.

Other Expense.   Interest expense for the three month period ended June 30, 2007 increased $0.7 million, or 73.7%, to $1.6 million from $0.9 million for the comparable 2006 period. This increase reflects the additional $40.0 million senior term debt related to the acquisition of Riley Medical in May 2006 and increased average borrowings on the revolving credit facility to fund the Clamonta and TNCO acquisitions.  This increase was partially offset by the reduction in outstanding capital lease obligations and existing senior term debt through normal amortization.

The derivatives valuation (gains) losses consist of interest rate swap valuations used to mitigate the effect of changing interest rates on net income and foreign currency forward contracts used to mitigate the effect of changes in the foreign exchange rates on net income. The gain of $0.3 million for the three month period ended June 30, 2007 versus the loss of $0.4 million in the comparable 2006 period is due to market fluctuations in these contracts, which are not designated as hedges under SFAS 133. During the second quarter of 2007, we settled two of our foreign exchange rate contracts at a loss of $0.9 million.  No contracts were settled in the second quarter of 2006.

Also included in Other is a $0.4 million gain for the three month period ended June 30, 2007 for the sale of surplus land adjacent to our Sheffield, UK facility. The comparable 2006 period had a $1.2 million gain on the sale of surplus land adjacent to our Sheffield, UK facility.

Provision for Income Taxes.   Our effective tax rate was 31.9% for the three month period ended June 30, 2007 as compared to 28.4% for the comparable 2006 period. The provision for income taxes decreased by $0.9 million, or 31.7%, to $2.1 million for the three month period ended June 30, 2007 from $3.0 million for the comparable 2006 period primarily due to lower pre-tax income.

Six Months Results of Operations

Revenue.   Revenue for the six month period ended June 30, 2007 increased $2.7 million, or 2.0%, to $137.1 million from $134.4 million for the comparable 2006 period. Revenue for each of our principal product categories in these periods was as follows:

	Six Months Ended
	June 30,	July 1,
Product Category	2007	2006
	(in millions)
Implants	$50.8	$49.7
Instruments	30.7	39.6
Cases	36.4	31.2
Other	19.2	13.9

Total	$137.1	$134.4

The $2.7 million increase in revenue resulted from increased implant, case, and non-healthcare/other revenue of $1.1 million, $5.2 million, and $5.3 million, respectively. This increase in implant revenue was primarily driven by $4.4 million from our Everest Metal acquisition in 2007 offset by slower growth at our top five customers as they reduced inventories and maintained smaller launch quantities.  Other revenues increased due to the inclusion of $5.7 million from our Clamonta Ltd acquisition in 2007.  Case revenues include $15.3 million for the six month period ended June 30, 2007 compared to $3.4 million for the comparable 2006 period from our Riley Medical acquisition offset by a continued soft market with large customers as they reduced their inventories and maintained smaller launch quantities.  These increases were partially offset by decreased instrument revenue of $8.9 million due to slower demand from our top five customers, particularly in the first quarter of 2007.

Gross Profit.   Gross profit for the six month period ended June 30, 2007 decreased $6.8 million, or 18.2%, to $30.4 million from $37.2 million for the comparable 2006 period. This decrease in gross profit was driven primarily by a reduced gross profit as a percentage of sales which was 22.2% for the six month period ended June 30, 2007 compared to 27.7% for the comparable 2006 period. The decline in gross profit as a percentage of sales of 5.5% was driven by a temporary disruption of production at our Sheffield, United Kingdom facility in the last week of June due to extreme flooding in the Sheffield and surrounding area, fewer large volume projects from our top five customers driving higher overhead costs as a percentage of sales, less favorable product mix, other production inefficiencies related to a limited number of new customer products and a charge related to the TNCO acquisition.  We view our global infrastructure as a competitive strength, and we have made a deliberate decision to keep our infrastructure in place, enabling us to respond quickly to our customers’ needs and produce high volume orders on short notice.

Selling, General and Administrative Expenses.   Selling, general and administrative (SG&A) expenses for the six month period ended June 30, 2007 increased $2.3 million, or 16.6%, to $16.2 million from $13.9 million for the comparable 2006 period. As a percentage of revenue, SG&A expenses increased to 11.8% of revenue for the six month period ended June 30, 2007 from 10.4% of revenue for the comparable 2006 period.  SG&A expenses from our Riley Medical, Everest Metal, Clamonta Ltd and TNCO acquisitions totaled $3.2 million for the six month period ended June 30, 2007 compared to $0.7 million for the comparable 2006 period.  The $2.5 million increase from acquired companies and increases in expenses related to restricted stock expenses were partially offset by initiatives to cut costs across our global facilities.

Other Expense.   Interest expense for the six month period ended June 30, 2007 increased $1.6 million, or 101.4%, to $3.2 million from $1.6 million for the comparable 2006 period. This increase primarily reflects the increase of interest from new senior term and revolving debt related to our acquisitions in the past year. This increase was offset by reductions in outstanding capital lease obligations and previously held senior term debt through normal amortization.

The derivatives valuation (gains) losses consist of interest rate swap valuations used to mitigate the effect of changing interest rates on net income and foreign currency forward contracts used to mitigate the effect of changes in the foreign exchange rates on net income. The small gain for the six month period ended June 30, 2007 versus the loss of $0.4 million in the comparable 2006 period is due to market fluctuations in these contracts, which are not designated as hedges under SFAS 133. During the six month period ended June 30, 2007, we settled three of our foreign exchange rate contracts at a loss of $1.5 million.  No contracts were settled in the comparable 2006 period.

Also included in Other is a $0.4 million gain for the six month period ended June 30, 2007 for the sale of surplus land adjacent to our Sheffield, UK facility. The comparable 2006 also had a $1.2 million gain on the sale of surplus land adjacent to our Sheffield, UK facility.

Provision for Income Taxes.   Our effective tax rate was 30.8% for the six month period ended June 30, 2007 as compared to 31.9% for the comparable 2006 period. This increase in rate was primarily due to a lower than expected foreign sales tax credit for fiscal 2006 that was realized in the second quarter of 2007.  The provision for income taxes decreased by $3.9 million, or 51.9%, to $3.6 million for the six month period ended June 30, 2007 from $7.5 million for the comparable 2006 period primarily due to lower pre-tax income.

Liquidity and Capital Resources

Our principal sources of cash in the six month period ended June 30, 2007 were cash generated from operations, borrowings under our senior credit revolving loan facility and U.K. revolving credit facility and proceeds from the exercise of common stock options.  Principal uses of cash in the six month period ended June 30, 2007 included capital expenditures, the acquisition of Clamonta Ltd and TNCO as well as debt service. We expect that our principal uses of cash in the future will be for working capital, capital expenditures, debt service and to fund mergers and acquisitions.

We completed the acquisition of Clamonta Ltd on January 9, 2007 for $10.3 million, subject to adjustment, through the use of the existing cash balances and our $40.0 million senior debt facility.   On April 3, 2007, we completed the acquisition of TNCO for approximately $7.2 million, subject to adjustment, through the use of existing cash balances and our $40.0 million senior debt facility.

Operating Activities   We generated cash from operations of $20.1 million in the six month period ended June 30, 2007 compared to $14.6 million for the six month period ended July 1, 2006 an increase of $5.5 million.  Net cash provided by working capital for the six month period ended June 30, 2007 was $10.7 million higher than the comparable 2006 period.  This improvement in the net change in working capital was offset by a decrease in net income, adjusted for non-cash items, of $5.1 million.

Cash provided by working capital fluctuations was $3.7 million in the six month period ended June 30, 2007 as compared to a use of $6.9 million in the comparable 2006 period.  In the six month period ended June 30, 2007, the primary sources of cash for working capital came from an increase in accounts payable, offset by increases in accounts receivable and other assets.  In the six month period ended July 1, 2006, the primary uses of cash for working capital came from an increase in inventory and decreases in accounts payable and accrued expenses, offset by a decrease in account receivable and other assets.  These nearly opposite changes in working capital are a result of increasing production activity in the second quarter of 2007 compared to decreasing production activity in the second quarter of 2006.

Investing Activities  Capital expenditures of $7.0 million were lower by $4.8 million, or 40.5%, in the six month period ended June 30, 2007 compared to the six month period ended July 1, 2006.  The acquisition of Clamonta Ltd and TNCO used $17.6 million of cash in the 2007 period while acquisition activity in the 2006 period used $45.6 million for Riley Medical.

Financing Activities   Financing activities generated $2.2 million of cash due primarily to the exercise of stock options and borrowings on the revolving credit facility, offset by payments on long-term debt and capital leases.  Borrowings on the revolving credit facility partially funded the Clamonta Ltd and TNCO acquisitions.

Capital Expenditures

Capital expenditures totaled $7.0 million for the six months ended June 30, 2007, compared to $11.8 million for the six month period ended July 1, 2006. Expenditures were primarily used to complete our Sheffield, U.K. facility for increased forge capacity for the aerospace products and to maintain production capacity in all of our production facilities.

Debt and Credit Facilities

As of June 30, 2007, we had an aggregate of $79.3 million of outstanding indebtedness, which consisted of $62.3 million of term loan borrowings outstanding under our senior credit facility, $8.5 million of borrowings outstanding under our revolving credit facility, $1.1 million of borrowings under our U.K. short-term credit facility and $7.4 million of capital lease obligations. We had no outstanding letters of credit as of June 30, 2007.

Our senior credit agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. We were in compliance with our financial and other covenants under the senior credit facility as of June 30, 2007.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 30, 2006 includes a summary of the critical accounting policies we believe are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the six months ended June 30, 2007.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

The Corporation adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on December 31, 2006.  The implementation of FIN 48 did not have an impact on the Corporation’s financial position or results of operations.  As of the beginning of fiscal year 2007, the Corporation had unrecognized tax benefits of $339.  There has been no significant change in the unrecognized tax benefits during the second quarter ending June 30, 2007.

The Corporation recognizes interest and penalties related to unrecognized tax benefits through income tax expense.  The Corporation has not accrued any interest or penalties as of June 30, 2007.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), have concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q, our disclosure controls and procedures were effective and designed to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by others within those entities.

(b)   Changes in internal control over financial reporting.

During the quarter, there have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we are still in the process of integrating the Everest Metal, Clamonta Ltd and TNCO operations and will be incorporating these operations as part of our internal controls. For purposes of this evaluation, the impact of these acquisitions on our internal controls over financial reporting has been excluded. See Note 10 to the condensed consolidated financial statements included in Item 1 for a discussion of the Everest Metal, Clamonta Ltd and TNCO acquisitions.

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

ITEM 2 UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held May 3, 2007.  Proxies were solicited for the Annual Meeting in accordance with the requirements of The Securities Exchange Act 1934.  At the Annual Meeting, the following occurred:

•                  With respect to Item 1 in our Proxy Statement (Election of Directors), James S. Burns was elected to serve as the Class II Director.  The newly-elected Class II Director will serve a three-year term, expiring at the annual shareholder meeting in 2010.  The Class III Directors, Brian S. Moore and Francis T. Nusspickel are continuing Directors serving three-year terms that expire at the annual shareholder meeting in 2008.  The Class I Directors, Stephen B. Oresman and Frank Turner are continuing Directors serving three-year terms that expire at the annual shareholder meeting in 2009.  The voting result for the Class II Director was as follows:

Class II Director	Shares Voted For	Shares Voted Against	Abstentions

James S. Burns	32,685,108	0	677,349
	97.97%		2.03%

•                  With respect to Item 2 in our Proxy Statement (Ratification of the Appointment of Ernst & Young LLP as Auditors for the Year 2007), Ernst & Young LLP was approved as our independent auditors for the year 2007:

Shares Voted For	33,225,667
99.59%

Shares Voted Against	127,235
.38%

Abstentions	9,365
.03%

Broker Non-Votes	0

ITEM 5 OTHER INFORMATION

(b)            There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our Schedule 14A filed March 21, 2006.

ITEM 6 EXHIBITS

10.30	Form of Restricted Stock Agreement (Key Employees) issued under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 8, 2007).

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMMETRY MEDICAL INC.

By	/s/ BRIAN S. MOORE
Brian S. Moore,
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ FRED L. HITE
Fred L. Hite,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

August 9, 2007