Form 10-Q/A
period 2007-03-31
Symmetry Medical Inc.
filed 2008-04-24
CIK 1292055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                        to

Commission File Number: 001-32374

SYMMETRY MEDICAL INC.

(Exact name of registrant as specified in its charter)

Delaware	35-1996126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3724 North State Road 15, Warsaw, Indiana	46582
(Address of principal executive offices)	(Zip Code)

(574) 268-2252
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes   ☒ No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock as of April 3, 2008 was 35,466,654.

Cautionary Note Regarding Forward-Looking Statements

Throughout this Amended Quarterly Report on Form 10-Q/A or in other reports or registration statements filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in documents we incorporate by reference or in press releases or oral statements made by our officers or representatives, we may make statements that express our opinions, expectations or projections regarding future events or future results, in contrast with statements that reflect historical facts. These predictive statements, which we generally precede or accompany by such typical conditional words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project,” “potential,” or “expect,” or by the words “may,” “will,” “could,” or “should,” and similar expressions or terminology are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995. That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated.

Forward-looking statements convey our current expectations or forecast future events. While we always intend to express our best judgment when we make statements about what we believe will occur in the future, and although we base these statements on assumptions that we believe to be reasonable when made, these forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements. Forward-looking statements are subject to many uncertainties and other variable circumstances, many of which are outside of our control, that could cause our actual results and experience to differ materially from those we thought would occur.

We also refer you to and believe that you should carefully read the “Risk Factors” portion of our Annual Report for fiscal 2007 on Form 10-K, filed contemporaneously with this Form 10-Q/A, to better understand the risks and uncertainties that are inherent in our business and in owning our securities.

Any forward-looking statements which we make in this report or in any of the documents that are incorporated by reference herein speak only as of the date of such statement, and we undertake no ongoing obligation to update such statements. Comparisons of results between current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Explanatory Note Regarding Our Restatement

On October 4, 2007, we issued a press release and filed a related Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) in which we announced that, due to the apparent overstatement of revenues by our Sheffield, UK operating unit, it may be necessary for us to restate our financial statements for the periods subsequent to June 2003, and that as a result our historical financial statements for those periods can no longer be relied upon.  On November 12, 2007, we issued a press release and filed a related Current Report on Form 8-K with the SEC in which we announced that the potential irregularities in the financial reporting by our Sheffield, UK operating unit also includes the overstatement of inventory and other matters. The Sheffield, UK operating unit is part of our Thornton Precision Components Limited subsidiary.

This Form 10-Q/A reflects the restatement of: i) our previously issued consolidated financial statements for the three months ended April 1, 2006, March 31, 2007 and the year ended December 30, 2006; and ii) Management’s Discussion and Analysis, based on the restated quarterly financial information.  These adjustments are discussed in Note 2 to the consolidated financial statements.  Along with this report, we are filing our amended Quarterly Report on Form 10-Q/A for the second quarter of fiscal 2007 and the delayed third quarter of fiscal 2007 on Form 10-Q as well as our Annual Report for fiscal 2007 on Form 10-K.  We do not intend to amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to fiscal 2007.  The financial information that was presented in previous filings or otherwise reported for these periods is amended by the information in our Annual Report for fiscal 2007 on Form 10-K.  The financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Upon discovery of the accounting irregularities, the Audit Committee engaged special legal counsel, who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. That investigation has concluded that the irregularities were isolated to our Sheffield, UK operating unit.

We have quantified the impact of the irregularities identified at our Sheffield, UK operating unit, and are restating our financial statements to correct those irregularities.  The restatements correct misstatements within accounts receivable, inventory, accounts payable, property, plant and equipment and the corresponding income tax and profit and loss impact. Furthermore, once the restated financial performance was known, an impairment of goodwill and certain other intangibles at that subsidiary occurred in fiscal 2005. The Audit Committee engaged Ernst & Young LLP to audit our restated consolidated financial statements for fiscal 2005 and 2006, while simultaneously completing its audit of our 2007 fiscal year. Ernst & Young LLP was also engaged to re-review our quarterly consolidated financial statements for fiscal 2006 and 2007. The adjustments made as a result of the restatements are more fully discussed in Note 2 to the consolidated financial statements.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Symmetry Medical Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 30,
	2007	2006
	(Restated)	(Restated)
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$6,094	$11,721
Accounts receivables, net	38,909	32,909
Inventories	32,529	33,134
Refundable income taxes	4,635	4,374
Deferred income taxes	3,534	2,826
Other current assets	3,820	3,965

Total current assets	89,521	88,929
Property and equipment, net	103,745	102,907
Goodwill	131,479	129,966
Intangible assets, net of accumulated amortization	35,198	31,613
Other assets	922	981

Total Assets	$360,865	$354,396

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$21,924	$20,683
Accrued wages and benefits	10,168	7,816
Other accrued expenses	4,723	4,104
Income tax payable	751	970
Deferred income taxes	775	249
Derivative valuation liability	546	1,184
Revolving line of credit	2,215	—
Current portion of capital lease obligations	2,956	3,500
Current portion of long-term debt	7,837	5,550

Total current liabilities	51,895	44,056
Deferred income taxes	7,599	8,392
Derivative valuation liability	893	549
Capital lease obligations, less current portion	5,400	5,142
Long-term debt, less current portion	59,110	63,650

Total Liabilities	124,897	121,789

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued March 31, 2007—35,294;December 30, 2006—35,107)	4	4
Additional paid-in capital	272,103	270,716
Retained earnings (deficit)	(43,762)	(45,377)
Accumulated other comprehensive income	7,623	7,264

Total Shareholders’ Equity	235,968	232,607

Total Liabilities and Shareholders’ Equity	$360,865	$354,396

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(Restated)	(Restated)
	(unaudited)	(unaudited)
	(In Thousands, Except Per Share Data)
Revenue	$64,724	$68,324
Cost of Revenue	53,010	49,669

Gross Profit	11,714	18,655
Selling, general and administrative expenses	7,651	7,035

Operating Income	4,063	11,620
Other expense:
Interest expense	1,587	661
Derivatives valuation (gain)/loss	(295)	(1)
Other (income)/expense	659	(384)

Income before income taxes	2,112	11,344
Income tax expense	497	3,376

Net income	$1,615	$7,968

Net income per share:
Basic	$0.05	$0.23

Diluted	$0.05	$0.23

Weighted average common shares and equivalent shares outstanding:
Basic	34,973	34,717
Diluted	35,194	35,137

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(Restated)	(Restated)
	(unaudited)	(unaudited)
	(In Thousands)
Operating activities
Net Income	$1,615	$7,968
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,179	3,704
Amortization	474	132
Foreign currency transaction (gain) loss	102	(449)
Net (gain) loss on sale of assets	2	13
Deferred income tax provision	(2,473)	335
Excess tax benefit from stock-based compensation	(796)	(1,062)
Stock-based compensation	42	108
Derivative valuation change	(295)	(1)
Change in operating assets and liabilities:
Accounts receivable	(3,906)	(4,840)
Other assets	102	108
Inventories	2,195	304
Current income taxes	615	(121)
Accounts payable	523	(2,899)
Accrued expenses and other	2,906	(586)

Net cash provided by operating activities	5,285	2,714

Investing activities
Purchases of property and equipment	(990)	(5,085)
Proceeds from the sale of fixed assets	28	—
Acquisition, net of cash received	(10,317)	—

Net cash used in investing activities	(11,279)	(5,085)

Financing activities
Proceeds from bank revolver	16,473	4,641
Payments on bank revolver	(16,502)	(3,028)
Payments on long-term debt and capital lease obligations	(903)	(2,384)
Proceeds from the issuance of common stock, net of expenses	549	404
Excess tax benefit from stock-based compensation	796	1,062

Net cash provided by financing activities	413	695
Effect of exchange rate changes on cash	(46)	121

Net decrease in cash and cash equivalents	(5,627)	(1,555)
Cash and cash equivalents at beginning of period	11,721	12,471

Cash and cash equivalents at end of period	$6,094	$10,916

Supplemental disclosures:
Cash paid for interest	$1,606	$512

Cash paid for income taxes	$812	$2,034

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Notes to Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Symmetry Medical, Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), Symmetry Medical USA Inc., Jet Engineering, Inc., Ultrexx, Inc., Riley Medical Inc., Symmetry Medical Switzerland SA (formerly known as Riley Medical Europe SA), Symmetry Medical Everest LLC, Everest Metal International Limited, Symmetry Medical Cheltenham Limited, Symmetry Medical PolyVac, SAS, Thornton Precision Components Limited, Symmetry Medical Malaysia SDN and Clamonta Limited.  The Corporation is a global supplier of integrated products consisting primarily of surgical implants, instruments and cases to orthopedic and other medical device companies.

The condensed consolidated financial statements of the Corporation have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments of a normal recurring nature as well as all adjustments discussed in Note 2, “Restatement” considered  necessary to present fairly, the consolidated financial position of the Corporation, its results of operations and cash flows. The Corporation’s results are subject to seasonal fluctuations. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements included herein should be read in conjunction with the fiscal year 2006 restated consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for fiscal year 2007 filed contemporaneously with this Form 10-Q/A.

The Corporation’s year end is the 52 or 53 week period ending the Saturday closest to December 31. Fiscal year 2007 and 2006 are 52 week years. As such, interim quarters are 13 weeks long ending the Saturday closest to March 31, June 30, or September 30. References in these consolidated financial statements to the three months ended refer to these financial periods, respectively.

Riley Medical Inc. and Symmetry Medical Switzerland SA (formerly known as Riley Medical Europe SA) were acquired on May 2, 2006 and are collectively referred to as “Riley Medical.”  The Corporation acquired certain assets of Everest Finishing, LLC and all of the issued and outstanding stock of Everest Metal International Limited on August 31, 2006 and are collectively referred to as “Everest Metal.”

On January 9, 2007, the Corporation acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively “Clamonta Ltd”), for $10,317 in cash, subject to certain post closing adjustments.  Clamonta Ltd manufactures aerospace products for the global aerospace industry. The Corporation’s Annual Report on Form 10-K for fiscal year 2007, filed contemporaneously with this Form 10-Q/A, contains additional information on these acquisitions.

2.  Restatement

Background of the Investigation

  On October 4, 2007, we issued a press release and filed a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) in which we announced that, due to the apparent overstatement of revenues by our Sheffield, United Kingdom (“UK”) operating unit, it may be necessary for us to restate our financial statements for the periods subsequent to June 2003, and that as a result our historical financial statements for those periods can no longer be relied upon.  On November 12, 2007, we filed a Current Report on Form 8-K with the SEC in which we announced that the potential irregularities in the financial reporting by the Sheffield, UK operating unit also includes the overstatement of inventory and other matters. The Sheffield, UK operating unit is part of the Thornton Precision Components Limited subsidiary.

This Form 10-Q/A reflects the restatement of our previously issued condensed consolidated financial statements for the three months ended April 1, 2006 and March 31, 2007 and the year ended December 30, 2006.  Along with this report, we are filing our amended Quarterly Report on Form 10-Q/A for the second quarter of fiscal 2007 and the delayed third quarter of fiscal 2007 on Form 10-Q as well as our Annual Report for fiscal 2007 on Form 10-K.  We do not intend to amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to fiscal 2007.  The financial information that was presented in previous filings or otherwise reported for these periods is amended by the information in our Annual Report for fiscal 2007 on Form 10-K.  The financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Upon discovery of the accounting irregularities, the Audit Committee engaged special legal counsel who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. That investigation has concluded that the irregularities were isolated to our Sheffield, UK operating unit.

We have quantified the impact of the irregularities identified at our Sheffield, UK operating unit, and are restating our financial statements to correct those irregularities.  The restatements correct misstatements within accounts receivable, inventory, accounts payable, property, plant and equipment and the corresponding income tax and profit and loss impacts. Furthermore, once the restated financial performance was known, an impairment of goodwill and certain other intangibles at that subsidiary occurred in fiscal 2005.  The cumulative impact to beginning retained earnings as of December 31, 2005 was $46.5 million.

Restatement Adjustments

The following table represents the effect of the restatement on the condensed consolidated statements of operations for the three months ended March 31, 2007 and April 1, 2006 and should be reviewed in conjunction with the descriptions of the adjustments following the condensed consolidated balance sheets:

	Three Months Ended			Three Months Ended
	March 31,	March 31,	March 31,	April 1,	April 1,	April 1,
	2007	2007	2007	2006	2006	2006
	(Reported)	(Adjustment)	(Restated)	(Reported)	(Adjustment)	(Restated)
	(unaudited)
	(In Thousands, Except per Share Data)

Revenue	$67,519	$(2,795)	$64,724	$69,613	$(1,289)	$68,324
Cost of Revenue	52,558	452	53,010	49,272	397	49,669

Gross Profit	14,961	(3,247)	11,714	20,341	(1,686)	18,655
Selling, general, and administrative expenses	7,873	(222)	7,651	7,040	(5)	7,035

Operating Income	7,088	(3,025)	4,063	13,301	(1,681)	11,620
Other (income) expense:
Interest expense	1,587	—	1,587	661	—	661
Derivatives valuation (gain)/loss	(295)	—	(295)	(1)	—	(1)
Other	546	113	659	(219)	(165)	(384)

Income before income taxes	5,250	(3,138)	2,112	12,860	(1,516)	11,344
Income tax expense	1,540	(1,043)	497	4,483	(1,107)	3,376

Net income (loss)	$3,710	$(2,095)	$1,615	$8,377	$(409)	$7,968

Net income per share
Basic	$0.11	$(0.06)	$0.05	$0.24	$(0.01)	$0.23

Diluted	$0.11	$(0.06)	$0.05	$0.24	$(0.01)	$0.23

Weighted average common shares and equivalent shares outstanding:
Basic	34,973	—	34,973	34,717	—	34,717
Diluted	35,194	—	35,194	35,137	—	35,137

The following table represents the effect of the restatement on the condensed consolidated balance sheets as of March 31, 2007 and December 30, 2006 and should be reviewed in conjunction with the descriptions of the adjustments following the condensed consolidated balance sheets:

	March 31,	March 31,	March 31,	December 30,	December 30,	December 30,
	2007	2007	2007	2006	2006	2006
	(Reported)	(Adjustment)	(Restated)	(Reported)	(Adjustment)	(Restated)
	(unaudited)	(unaudited)	(unaudited)
	(In Thousands, Except Per Share Data)
Assets:
Current Assets:
Cash and cash equivalents	$6,094	$—	$6,094	$11,721	$—	$11,721
Accounts receivables, net	55,267	(16,358)	38,909	47,506	(14,597)	32,909
Inventories	49,253	(16,724)	32,529	47,392	(14,258)	33,134
Refundable income taxes	112	4,523	4,635	111	4,263	4,374
Deferred income taxes	3,534	—	3,534	2,826	—	2,826
Other current assets	3,820	—	3,820	3,965	—	3,965

Total current assets	118,080	(28,559)	89,521	113,521	(24,592)	88,929
Property and equipment, net	109,413	(5,668)	103,745	106,147	(3,240)	102,907
Goodwill	157,885	(26,406)	131,479	156,241	(26,275)	129,966
Intangible assets, net of accumulated amortization	36,830	(1,632)	35,198	33,257	(1,644)	31,613
Other assets	922	—	922	981	—	981

Total Assets	$423,130	$(62,265)	$360,865	$410,147	$(55,751)	$354,396

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$19,170	$2,754	$21,924	$14,860	$5,823	$20,683
Accrued wages and benefits	10,168	—	10,168	7,816	—	7,816
Other accrued expenses	4,723	—	4,723	4,104	—	4,104
Income tax payable	1,281	(530)	751	850	120	970
Deferred income taxes	337	438	775	249	—	249
Derivative valuation liability	546	—	546	1,184	—	1,184
Revolving line of credit	2,215	—	2,215	—	—	—
Current portion of capital lease obligations	2,956	—	2,956	3,500	—	3,500
Current portion of long-term debt	7,837	—	7,837	5,550	—	5,550

Total current liabilities	49,233	2,662	51,895	38,113	5,943	44,056
Deferred income taxes	11,662	(4,063)	7,599	11,832	(3,440)	8,392
Derivative valuation liability	893	—	893	549	—	549
Capital lease obligations, less current portion	5,400	—	5,400	5,142	—	5,142
Long-term debt, less current portion	59,110	—	59,110	63,650	—	63,650

Total Liabilities	126,298	(1,401)	124,897	119,286	2,503	121,789

Commitments and contingencies (Note 9)	—	—	—	—	—	—

Shareholders’ Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued March 31, 2007—35,294; December 30, 2006—35,107)	4	—	4	4	—	4
Additional paid-in capital	272,977	(874)	272,103	271,388	(672)	270,716
Retained earnings (deficit)	10,481	(54,243)	(43,762)	6,771	(52,148)	(45,377)
Accumulated other comprehensive income (loss)	13,370	(5,747)	7,623	12,698	(5,434)	7,264

Total Shareholders’ Equity	296,832	(60,864)	235,968	290,861	(58,254)	232,607

Total Liabilities and Shareholders’ Equity	$423,130	$(62,265)	$360,865	$410,147	$(55,751)	$354,396

The adjustments resulting in the restatements are described as follows:

Revenue and Accounts Receivable Adjustments - Revenue adjustments include the correction of revenue recognized in incorrect periods and the elimination of fictitious transactions.

Cost of Revenue, Inventory and Accounts Payable Adjustments - Adjustments include the correction of cost of sales related to revenue adjustments discussed above in addition to the eliminations of fictitious work in process inventory which had been previously sold or scrapped and adjustments to properly reflect the timing of inventory receipts and related disbursements.

Selling General and Administrative and Additional Paid in Capital Adjustments - Selling, general and administrative adjustments include the reversal of amortization expense related to performance based restricted stock awards which are no longer probable of vesting due to the lower restated financial results at Sheffield.

Other Expense Adjustments - Other expense adjustments are due primarily to revised foreign currency transaction gains and losses associated with the restated accounts receivable balances.

Income Tax Expense, Refundable Income Taxes, Deferred Income Taxes and Income Taxes Payable Adjustments - Income tax expense adjustments result from the tax impacts of the restatement adjustments to pre-tax income at the UK statutory rate of 30%.

Property & Equipment, Net Adjustments – Remove costs in construction in progress related to costs associated with tools and dies that were capitalized erroneously.

Goodwill, Intangible Assets and Retained Earnings Adjustments – Certain of the above mentioned errors and irregularities date back to prior periods including the opening balance sheet established at the time of the acquisition of the Sheffield operation in 2003. The adjustments to the opening balance sheet result in an increase to goodwill of approximately $8,242.  In addition, utilizing the restated operating results we determined that carrying value of the Sheffield reporting unit as well as a customer related intangible were in excess of their fair value.  The impairment analysis resulted in the write-off of goodwill and intangibles of $33,580 in 2005.

The following table represents the effect of the restatement on the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and April 1, 2006 and should be reviewed in conjunction with the descriptions of the adjustments following the condensed consolidated balance sheets:

	Three Months Ended			Three Months Ended
	March 31,	March 31,	March 31,	April 1,	April 1,	April 1,
	2007	2007	2007	2006	2006	2006
	(Reported)	(Adjustment)	(Restated)	(Reported)	(Adjustment)	(Restated)
	(unaudited)
	(In Thousands)
Operating activities
Net Income	$3,710	$(2,095)	$1,615	$8,377	$(409)	$7,968
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,179	—	4,179	3,704	—	3,704
Amortization	494	(20)	474	151	(19)	132
Foreign currency transaction (gain) loss	(11)	113	102	(284)	(165)	(449)
Net (gain) loss on sale of assets	2	—	2	13	—	13
Deferred income tax provision	(890)	(1,583)	(2,473)	(233)	568	335
Excess tax benefit from stock-based compensation	(796)	—	(796)	(1,062)	—	(1,062)
Stock-based compensation	244	(202)	42	108	—	108
Derivative valuation change	(295)	—	(295)	(1)	—	(1)
Change in operating assets and liabilities:		—	—	—	—	—
Accounts receivable	(5,462)	1,556	(3,906)	(4,406)	(434)	(4,840)
Other assets	190	(88)	102	108	-	108
Inventories	(175)	2,370	2,195	(620)	924	304
Current income taxes	70	545	615	1,567	(1,688)	(121)
Accounts payable	3,591	(3,068)	523	(4,109)	1,210	(2,899)
Accrued expenses and other	2,906	—	2,906	(586)	—	(586)
Net cash provided by (used in) operating activities	7,757	(2,472)	5,285	2,727	(13)	2,714

Investing activities
Purchases of property and equipment	(3,473)	2,483	(990)	(5,085)	—	(5,085)
Proceeds from the sale of fixed assets	28	—	28	—	—	—
Acquisition, net of cash received	(10,317)	—	(10,317)	—	—	—
Net cash provided by (used in) investing activities	(13,762)	2,483	(11,279)	(5,085)	—	(5,085)

Financing activities
Proceeds from bank revolver	16,473	—	16,473	4,641	—	4,641
Payments on bank revolver	(16,502)	—	(16,502)	(3,028)	—	(3,028)
Payments on long-term debt and capital lease obligations	(903)	—	(903)	(2,384)	—	(2,384)
Proceeds from the issuance of common stock, net of expenses	549	—	549	404	—	404
Excess tax benefit from stock-based compensation	796	—	796	1,062	—	1,062
Net cash provided by (used in) financing activities	413	—	413	695	—	695
Effect of exchange rate changes on cash	(35)	(11)	(46)	108	13	121

Net increase (decrease) in cash and cash equivalents	(5,627)	—	(5,627)	(1,555)	—	(1,555)
Cash and cash equivalents at beginning of period	11,721	—	11,721	12,471	—	12,471

Cash and cash equivalents at end of period	$6,094	$—	$6,094	$10,916	$—	$10,916

Supplemental disclosures:
Cash paid for interest	$1,606	$—	$1,606	$512	$—	$512

Cash paid for income taxes	$1,449	$(637)	$812	$2,034	$—	$2,034

Consolidated Statement of Cash Flow Adjustments—For the income statement and balance sheet adjustments described above, corresponding adjustments were made to the consolidated statements of cash flows.

3. Inventories

Inventories consist of the following:

	March 31,	December 30,
	2007	2006
	(Restated)	(Restated)

Raw material and supplies	$8,234	$10,661
Work-in-process	13,275	10,561
Finished goods	11,020	11,912

	$32,529	$33,134

4. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	March 31,	December 30,
	2007	2006
	(Restated)	(Restated)

Land	$7,552	$6,735
Buildings and improvements (20 to 40 years)	45,370	44,430
Machinery and equipment (5 to 15 years)	99,679	96,192
Office equipment (3 to 5 years)	7,978	7,895
Construction-in-progress	785	1,560

	161,364	156,812
Less accumulated depreciation	(57,619)	(53,905)

	$103,745	$102,907

5. Intangible Assets

Intangible assets were acquired in connection with our various business acquisitions. The increase in intangibles is due to our acquisition of Clamonta Ltd. in January 2007.

As of March 31, 2007, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
	(Restated)	(Restated)	(Restated)	(Restated)
Acquired technology and patents	12 years	$1,575	$(306)	$1,269
Acquired customers	19 years	29,582	(2,670)	26,912
Non-compete agreements	5 years	402	(47)	355
Intangible assets subject to amortization		31,559	(3,023)	28,536

Proprietary processes	Indefinite			3,891
Trademarks	Indefinite			2,771
Indefinite-lived intangible assets, other than goodwill				6,662

Total				$35,198

As of December 30, 2006, the balances of intangible assets, other than goodwill were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
	(Restated)	(Restated)	(Restated)	(Restated)
Acquired technology and patents	12 years	$1,573	$(363)	$1,210
Acquired customers	19 years	27,116	(2,159)	24,957
Non-compete agreements	5 years	290	(27)	263
Intangible assets subject to amortization		28,979	(2,549)	26,430

Proprietary processes	Indefinite			3,883
Trademarks	Indefinite			1,300
Indefinite-lived intangible assets, other than goodwill				5,183

Total				$31,613

6. New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  This statement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This statement was adopted by the Corporation December 31, 2006.   The implementation of FIN 48 had no impact on the Corporation’s financial position or results of operations.  As of the beginning of fiscal year 2007, the Corporation had unrecognized tax benefits of $248. There has been no significant change in the unrecognized tax benefits during the first quarter ending March 31, 2007

The Corporation recognizes interest and penalties related to unrecognized tax benefits through income tax expense.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows entities to measure many financial instruments and certain other instruments at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate adopting this standard.

7. Segment Reporting

The Corporation primarily designs, develops and manufactures implants and related surgical instruments and cases for orthopedic device companies and companies in other medical device markets such as dental, osteobiologic and endoscopy. The Corporation also sells products to the aerospace industry. The Corporation manages its business in multiple operating segments. Because of the similar economic characteristics of these operations, including the nature of the products, comparable level of FDA regulations, same or similar customers, those operations have been aggregated following the provisions of SFAS No. 131 for segment reporting purposes. The results of one segment which sells exclusively to aerospace customers has not been disclosed separately as it does not meet the quantitative disclosure requirements.

The Corporation is a multi-national corporation with operations in the United States, United Kingdom, France, Switzerland, Ireland and Malaysia. As a result, the Corporation’s financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. Revenues are attributed to geographic locations based on the location to which we ship our products.

Revenue from External Customers:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(Restated)	(Restated)

United States	$38,659	$45,984
United Kingdom	11,995	7,070
Ireland	5,796	7,530
Other foreign countries	8,274	7,740

Total net revenues	$64,724	$68,324

Concentration of Credit Risk:

A substantial portion of the Corporation’s net revenue is derived from a limited number of customers. Net revenues include revenues from customers of the Corporation which individually account for 10% or more of net revenues as follows:

Quarter ended March 31, 2007—Four customers represented approximately 16.5%, 12.1%, 11.2% and 11.0% of net revenues, respectively.

Quarter ended April 1, 2006—Two customers represented approximately 29.4% and 16.8% of net revenues, respectively.

Following is a summary of the composition by product category of the Corporation’s net revenues to external customers. Revenues from aerospace products are included in the “other” category.

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(Restated)	(Restated)

Implants	$22,673	$26,650
Instruments	15,243	21,578
Cases	17,586	14,671
Other	9,222	5,425

Total net revenues	$64,724	$68,324

8. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(Restated)	(Restated)

Net income	$1,615	$7,968

Weighted-average common shares outstanding basic	34,973	34,717
Effect of stock options, restricted stock and stock warrants	221	420

Weighted-average common shares outstanding and assumed conversions	35,194	35,137

Net income per share:
Basic	$0.05	$0.23

Diluted	$0.05	$0.23

During the three month period ended March 31, 2007, the Corporation issued 178 shares of common stock through the exercise of stock options.

9. Commitments and Contingencies

Environmental and Legal

The Corporation is involved, from time to time, in various contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to its business. Currently, there is no environmental or other litigation pending or, to the knowledge of the Corporation, threatened, that the Corporation expects to have a material adverse effect on its financial condition, results of operations or liquidity. While litigation is subject to uncertainties and the outcome of litigated matters is not predictable with assurance, the Corporation currently believes that the disposition of all pending or, to the knowledge of the Corporation threatened, claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or liquidity.

Unconditional Purchase Obligations

The Corporation has contracts to purchase minimum quantities of cobalt chrome through December 2007.  Based on contractual pricing at March 31, 2007, the minimum purchase obligations totaled $9,046. Purchases under 2007 contracts totaled approximately $3,003 as of March 31, 2007. These purchases are not in excess of our forecasted requirements.

10. Comprehensive Income

Comprehensive income is comprised of net income and gains and losses resulting from currency translations of foreign entities. Comprehensive income consists of the following:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(unaudited)
	(Restated)	(Restated)
Net Income	$1,615	$7,968
Foreign currency translation adjustments	359	415

Comprehensive income	$1,974	$8,383

11. Acquisitions

On January 9, 2007, the Corporation’s subsidiary Thornton Precision Components Limited (“Thornton”) acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively “Clamonta Ltd”), for $10,317 in cash, subject to certain post closing adjustments.  The acquisition of Clamonta Ltd expands the Corporation’s Total Solutions® business model into the global aerospace industry and further strengthens our relationship with a key aerospace customer.  Results of Clamonta Ltd are included from the date of acquisition.

As of March 31, 2007, the aggregate purchase price was allocated to the opening balance sheet as follows:

Current assets	$3,596
Property, plant & equipment	3,695
Acquired customers (amortized over 15 years)	2,430
Non-compete agreements (amortized over 5 years)	110
Trademarks (indefinite-lived)	1,450
Goodwill	1,397
Current liabilities	(1,811)
Capital leases	(550)

Purchase price, net	$10,317

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

On August 31, 2006, the Corporation completed the acquisition of Everest Metal for approximately $9,214 in net cash, plus an earn-out provision.  The earn-out provision requires payments of up to approximately $1,081 after the end of 2007 if certain revenue targets are met.

Unaudited Proforma Results  The following table represents the proforma results of the Corporation’s operations had the acquisitions of Riley Medical, Everest Metal and Clamonta Ltd been completed as of the beginning of the periods presented:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(unaudited)
	(Restated)	(Restated)
Revenue	$64,810	$77,176
Net Income (loss)	1,661	8,180
Earnings per share—basic	$0.05	$0.24
Earnings per share—diluted	$0.05	$0.23

12. Subsequent Event

Symmetry Medical USA Inc., a wholly-owned subsidiary of Symmetry Medical Inc. (“Symmetry Medical”), entered into a definitive stock purchase agreement on April 2, 2007 and subsequently closed on April 3, 2007 on the purchase of all the issued and outstanding stock of TNCO, Inc. (“TNCO”), a privately owned company based in Whitman, Massachusetts. The cash purchase price was approximately $7,262, subject to certain post closing adjustments. TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus, and other minimally invasive procedures.

On December 14, 2007, the Corporation entered into a definitive agreement with DePuy Orthopaedics, Inc., whereby the Corporation purchased DePuy’s orthopedic instrument manufacturing facility located in New Bedford, Massachusetts for $45,000 in cash, subject to certain post closing adjustments. The acquisition closed on January 25, 2008. Further description of this transaction is contained in the Corporation’s annual financial statements which have been contemporaneously filed on Form 10-K.

Additionally, the Corporation has amended its debt agreement to address certain covenant violations. These amendments are more fully described in the Corporation’s annual consolidated financial statements contemporaneously filed on Form 10-K.

Following the discovery of the accounting irregularities at our Sheffield, UK operating unit, the Audit Committee self-reported the matter to the staff of the Securities and Exchange Commission (SEC). Thereafter, the SEC commenced an informal inquiry into this matter. The Corporation intends to fully cooperate with the SEC in its investigation. At this time, the Corporation is unable to predict the timing of the ultimate resolution of this investigation or the impact thereof.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Explanatory Note Regarding Our Restatement

On October 4, 2007, we issued a press release and filed a related Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”) in which we announced that, due to the apparent overstatement of revenues by our Sheffield, UK operating unit, it may be necessary for us to restate our financial statements for the periods subsequent to June 2003, and that as a result our historical financial statements for those periods can no longer be relied upon.  On November 12, 2007, we issued a press release and filed a related Current Report on Form 8-K with the SEC in which we announced that the potential irregularities in the financial reporting by our Sheffield, UK operating unit also includes the overstatement of inventory and other matters. The Sheffield, UK operating unit is part of our Thornton Precision Components Limited subsidiary.

This Form 10-Q/A reflects the restatement of: i) our previously issued consolidated financial statements for the three months ended April 1, 2006, March 31, 2007 and the year ended December 30, 2006; and ii) Management’s Discussion and Analysis, based on the restated quarterly financial information.  These adjustments are discussed in Note 2 to the consolidated financial statements.  Along with this report, we are filing our amended Quarterly Report on Form 10-Q/A for the second quarter of fiscal 2007 and the delayed third quarter of fiscal 2007 on Form 10-Q as well as our Annual Report for fiscal 2007 on Form 10-K.  We do not intend to amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to fiscal 2007.  The financial information that was presented in previous filings or otherwise reported for these periods is amended by the information in our Annual Report for fiscal 2007 on Form 10-K.  The financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Upon discovery of the accounting irregularities, the Audit Committee engaged special legal counsel, who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. That investigation has concluded that the irregularities were isolated to our Sheffield, UK operating unit.

We have quantified the impact of the irregularities identified at our Sheffield, UK operating unit, and are restating our financial statements to correct those irregularities.  The restatements correct misstatements within accounts receivable, inventory, accounts payable, property, plant and equipment and the corresponding income tax and profit and loss impact. Furthermore, once the restated financial performance was known, an impairment of goodwill and certain other intangibles at that subsidiary occurred in fiscal 2005. The Audit Committee engaged Ernst & Young LLP to audit our restated consolidated financial statements for fiscal 2005 and 2006, while simultaneously completing its audit of our 2007 fiscal year. Ernst & Young LLP was also engaged to re-review our quarterly consolidated financial statements for fiscal 2006 and 2007.  The adjustments made as a result of the restatements are more fully discussed in Note 2 to the consolidated financial statements.

Business Overview

We are a leading independent provider of implants and related instruments and cases to global orthopedic device manufacturers and other medical markets.  We also design, develop and produce these products for companies in other segments of the medical device market, including the dental, osteobiologic and endoscopy sectors, and we also provide limited specialized products to non-healthcare markets, such as the aerospace market.

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

Our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed contemporaneously with this Form 10-Q/A, provides additional information about our business, operations and financial condition.

During the first quarter 2007, our revenue growth of 14.1% over the fourth quarter of 2006 was driven by a slow ramp-up in our core orthopedics business, continued momentum from the integration of our 2006 acquisitions and the acquisition of Clamonta.  Revenue decreased 5.3% in the first quarter 2007 compared to first quarter 2006 as revenue from our top five orthopedic customers was down 26% and represented 55% of total revenues.  Quarterly revenue from all other customers increased 43% compared to the same period last year.  Our long-term strategy is to diversify our customer base and expand into other medical device markets outside of our core hip and knee business.  While we continue to make progress on these initiatives, it did not fully offset the reduced demand from our top five customers during the first quarter.

A significant part of our business strategy has been growth through acquisitions which have enhanced our product offerings and our business model.  We acquired Riley Medical Inc. and Symmetry Medical Switzerland SA (formerly known as Riley Medical Europe SA) (collectively “Riley Medical”) on May 2, 2006 for $45.8 million.  Riley Medical is a leading designer and manufacturer of specialty cases and trays for the global medical market.  We also acquired certain assets of Everest Metal Finishing, LLC and all of the issued and outstanding stock of Everest Metal International Limited (collectively “Everest Metal”) on August 31, 2006 for $9.2 million, subject to adjustment. Everest Metal specializes in implant finishing.

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

Subsequent to the quarter end, our wholly-owned subsidiary, Symmetry Medical USA Inc. entered into a definitive stock purchase agreement on April 2, 2007 and subsequently closed on April 3, 2007 on the purchase of all the issued and outstanding stock of TNCO, Inc. (“TNCO”), a privately owned company based in Whitman, Massachusetts. The cash purchase price was $7.3 million, subject to certain post closing adjustments. TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus, and other minimally invasive procedures.

While acquisitions are an important part of our growth strategy and we have a strong pipeline across several diverse medical device segments, we continue to invest in our core business with the ramp-up of our Malaysian facility, the introduction of new Symmetry products and innovation with new materials and technologies, such as carbon fiber.  On April 30, 2007, we announced the introduction of a new proprietary printing technology for our cases, DigiPrint, that will allow us to employ a non-toxic, durable graphics printed below the surface of the metal making it impervious to scratching, peeling and fading.

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

First Quarter Results of Operations

Revenue.   Revenue for the period ended March 31, 2007 decreased $3.6 million, or 5.3%, to $64.7 million from $68.3 million for the comparable 2006 period.  Revenue for each of our principal product categories in these periods was as follows:

	Three Months Ended
	March 31,	April 1,
Product Category	2007	2006
	(unaudited)
	(Restated)	(Restated)
	(in millions)
Implants	$22.7	$26.6
Instruments	15.2	21.6
Cases	17.6	14.7
Other	9.2	5.4

Total	$64.7	$68.3

The $3.6 million reduction in revenue resulted from lower implant and instrument revenue of $4.0 million and $6.3 million, respectively.  Implant revenues included an additional $2.0 million from our Everest Metal acquisition in 2007.  These reductions were partially offset by increased case revenue of $2.9 million, including an additional $6.2 million of revenue from the Riley Medical acquisition in 2007.  Overall, implant, instrument and case revenue from our top five customers was down 26% as we faced a challenging quarterly comparison due to the completion of several projects for our largest customers in the first quarter of 2006.  Other revenue increased $3.8 million driven by the continued strength in the aerospace industry and included an additional $2.9 million from the Clamonta Ltd acquisition in 2007.

Gross Profit.  Gross profit for the three month period ended March 31, 2007 decreased $6.9 million, or 37.2%, to $11.7 million from $18.7 million for the comparable 2006 period.  The decrease in gross profit was driven by the 5.3% decrease in revenue coupled with lower gross profit as a percentage of revenue which declined to 18.1% for the three month period ended March 31, 2007 compared to 27.3% for the comparable 2006 period.  The decline in gross margin as a percentage of revenue was primarily driven by our Sheffield, UK operation which experienced significantly higher costs as a percentage of revenue driven by higher fixed costs for depreciation and other increased costs of manufacturing related to poor operational management.  We have commenced a full and complete review of Sheffield’s operations and anticipate significant improvements in 2008. Gross margin was also impacted by fewer large volume projects from our top five customers which resulted in increased overhead costs as a percentage of revenue as well as less favorable product mix.  We view our global infrastructure as a competitive strength, and we have made a deliberate decision to keep our infrastructure in place, enabling us to respond quickly to our customers’ needs and produce high volume orders on short notice.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three month period ended March 31, 2007 increased $0.7 million, or 8.8%, to $7.7 million from $7.0 million for the comparable 2006 period.  Costs related to Riley Medical, Everest Metal and Clamonta Ltd accounted for $1.1 million of the increase which included $0.3 million of additional intangible asset amortization.  As a percentage of revenue, selling, general and administrative expenses increased to 11.8% of revenue for the three month period ended March 31, 2007 from 10.3% of revenue for the comparable 2006 period primarily due to the reduction in revenue.

Other Expense.   Interest expense for the three month period ended March 31, 2007 increased $0.9 million, or 140.1%, to $1.6 million from $0.7 million for the comparable 2006 period. This increase reflects the cost of the additional $40.0 million senior term debt related to the acquisition of Riley Medical.  This increase was partially offset by the reduction in outstanding capital lease obligations and existing senior term debt through normal amortization.  No additional borrowings were needed to complete the Everest Metal acquisition; however, approximately $5.0 million in revolving senior term debt was initially drawn to facilitate the Clamonta Ltd acquisition.

The derivatives valuation (gains) losses consist of interest rate swap valuations used to mitigate the effect of changing interest rates on net income and foreign currency forward contracts used to mitigate the effect of changes in the foreign exchange rates on net income. The increase in the gain of $0.3 million for the three month period ended March 31, 2007 versus the comparable 2006 period is due to market fluctuations in these contracts, which are not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. During the first quarter of 2007, we settled one of our foreign exchange rate contracts at a loss of $0.6 million.  Realized losses are included in the Other Expense category.  No contracts were settled in the first quarter of 2006.

Provision for Income Taxes.   Our effective tax rate was 23.5% for the three month period ended March 31, 2007 as compared to 29.8% for the comparable 2006 period.  Provision for income taxes decreased by $2.9 million, or 85.3%, to $0.5 million for the three month period ended March 31, 2007 from $3.4 million for the comparable 2006 period. This decrease was primarily due to lower pre-tax income.  We did not record a Federal research and development tax credit in the first quarter of 2006 since the United States government had not yet reinstated Section 41 of the U.S. tax code.

Liquidity and Capital Resources

Our principal sources of cash in the three month period ended March 31, 2007 were cash generated from operations and borrowings under our senior credit revolving loan facility and UK revolving credit facility. Principal uses of cash in the three month period ended March 31, 2007 included capital expenditures, the acquisition of Clamonta Ltd and debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund mergers and acquisitions.

We completed the acquisition of Clamonta Ltd on January 9, 2007 for $10.3 million, subject to adjustment, through the use of the existing cash balances and our $40.0 million senior debt facility.   On April 3, 2007, we completed the acquisition of TNCO for approximately $7.3 million, subject to adjustment, through the use of existing cash balances and our $40.0 million senior debt facility.

Operating Activities   We generated cash from operations of $5.3 million in the three month period ended March 31, 2007 compared to $2.7 million for the three month period ended April 1, 2006, an increase of $2.6 million.  The increase in cash from operations is primarily a result of cash provided by working capital offset by a decrease in net income of $6.4 million.

The primary uses of cash for working capital came from an increase in accounts receivable of $3.9 million.  Primary sources of cash due to changes in working capital were increases in accounts payable and accrued expenses of  $3.4 million and lower inventory of $2.2 million.  Increases in accounts receivable, accounts payable and accrued expenses are a result of increasing production activity in the first quarter of 2007 compared to decreasing production activity in the first quarter of 2006.

Investing Activities  Capital expenditures of $1.0 million were lower by $4.1 million, or 80.5%, in the three month period ended March 31, 2007 compared to the three month period ended April 1, 2006.  The acquisition of Clamonta Ltd used $10.3 million of cash in the 2007 period with no comparable acquisition activity in the 2006 period.

Financing Activities   Financing activities generated $0.4 million of cash due primarily to the exercise of stock options offset by payments on long-term debt and capital leases.

Capital Expenditures

Capital expenditures totaled $1.0 million for the three months ended March 31, 2007, compared to $5.1 million for the three month period ended April 1, 2006. Expenditures were primarily related to our Sheffield, UK facility’s increase to forging and machining capacity and to maintain capacity at our other facilities.

Debt and Credit Facilities

As of March 31, 2007, we had an aggregate of $77.5 million of outstanding indebtedness, which consisted of $64.2 million of term loan borrowings outstanding under our senior credit facility, $2.7 million of borrowings outstanding under our revolving credit facility, $2.2 million of borrowings under our UK short-term credit facility and $8.4 million of capital lease obligations. We had no outstanding letters of credit as of March 31, 2007.

Our senior credit agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. We were in compliance with our financial and restrictive covenants under the senior credit facility as of March 31, 2007. See Note 12 to the condensed consolidated financial statements.

We believe that cash flow from operating activities and borrowings under our senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending, debt service requirements for the foreseeable future, including at least the next 12 months. We also review technology, manufacturing and other strategic acquisition opportunities regularly, which may require additional debt or equity financing.

Contractual Obligations and Commercial Commitments

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in millions)
Long-term debt obligations (1)	$66.9	$5.6	$20.0	$41.3	$—
Capital lease obligations	10.4	0.9	4.1	1.6	3.8
Operating lease obligations	3.6	0.4	2.0	1.2	—
Purchase obligations (2)	9.0	9.0	—	—	—

Total	$89.9	$15.9	$26.1	$44.1	$3.8

   * Less than 1 year is defined as the remainder of fiscal 2007. Following periods are whole fiscal years.

(1) Represents principal maturities only and, therefore excludes the effects of interest and interest rate swaps.

(2) Represents purchase agreements to buy minimum quantities of cobalt chrome through December 2007.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the senior credit facility. We had no letters of credit outstanding as of March 31, 2007.

Environmental

Our facilities and operations are subject to extensive federal, state, local and foreign environmental and occupational health and safety laws and regulations. These laws and regulations govern, among other things, air emissions; wastewater discharges; the generation, storage, handling, use and transportation of hazardous materials; the handling and disposal of hazardous wastes; the cleanup of contamination; and the health and safety of our employees. Under such laws and regulations, we are required to obtain permits from governmental authorities for some of our operations. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. We could also be held responsible for costs and damages arising from any contamination at our past or present facilities or at third-party waste disposal sites. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials, and we may incur material liability as a result of any contamination or injury.

We incurred approximately $0.2 million and $0.2 million in capital expenditures for environmental, health and safety in 2007 and 2006, respectively.  During 2007, we upgraded our HVAC and dust collection system at multiple locations.  Environmental laws tend to become more stringent over time, and we could incur material expenses in the future relating to compliance with future environmental laws. Our Sheffield, UK facility is now required to obtain an Integrated Pollution Prevention Control (IPPC) permit.  An application for this permit has been submitted and we do not expect to make material capital expenditures to obtain or comply with the IPPC permit.

In connection with our acquisitions of Riley Medical and Everest Metal, we completed Phase I assessments and did not find any significant issues that need to be remediated.  We cannot be certain than environmental issues will not be discovered or arise in the future related to these acquisitions.

In 2000, we purchased pollution legal liability insurance that covers certain environmental liabilities that may arise at our Warsaw, Indiana facility, at a former facility located in Peru, Indiana, and at certain non-owned locations that we use for the disposal of waste. The insurance has a $5.0 million aggregate limit and is subject to a deductible and certain exclusions. The policy period expires in 2010. While the insurance may mitigate the risk of certain environmental liabilities, we cannot guarantee that a particular liability will be covered by this insurance.

Based on information currently available, we do not believe that we have any material environmental liabilities.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 29, 2007, filed contemporaneously with the Form 10-Q/A, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the three months ended March 31, 2007.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on December 31, 2006.  This statement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This statement was adopted by the Corporation December 31, 2006.   The implementation of FIN 48 had no impact on the Corporation’s financial position or results of operations.  As of the beginning of fiscal year 2007, the Corporation had unrecognized tax benefits of $0.3.  There has been no significant change in the unrecognized tax benefits during the first quarter ending March 31, 2007

We recognize interest and penalties related to unrecognized tax benefits through income tax expense.

We are subject to periodic audits by domestic and foreign tax authorities.  Currently, we are undergoing routine periodic audits in both domestic and foreign tax jurisdictions.  It is reasonably possible that the amounts of unrecognized tax benefits could change in the next 12 months as a result of the audits.  It is impossible to estimate the significance of such a potential change at this time.  For the majority of tax jurisdictions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 2003.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements.  The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material impact on our financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows entities to measure many financial instruments and certain other instruments at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We do not intend to adopt this voluntary standard

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed contemporaneously with this Form 10-Q/A. Our exposure to these risks, at the end of the first quarter covered by this report, had not changed materially since December 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

At the time of the filing of our Quarterly Report on Form 10-Q, as filed on May 9, 2007, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and our consolidated subsidiaries would be made known to them by others within those entities. At the time of the filing of this Form 10-Q/A, as a result of our accounting review and restatement, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective, as more fully described in Item 9A in our Annual Report on 10-K for fiscal year ended December 29, 2007 filed contemporaneously with this Form 10-Q/A.

(b)   Changes in internal control over financial reporting.

During the fiscal quarter covered by this report, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except that, during the fiscal quarter covered by this report, we were still in the process of integrating the Everest Metal, Riley Medical, and Clamonta Ltd operations and were incorporating these operations as part of our internal controls.  For purposes of this evaluation, the impact of these acquisitions on our internal controls over financial reporting were excluded. See Note 11 to the condensed consolidated financial statements included in Item 1 for a discussion of the Everest Metal, Riley Medical, and Clamonta Ltd acquisitions.

In addition, subsequent to the fiscal quarter covered by this report, but prior to the filing of this Form 10-Q/A, several remedial measures were identified and implemented in response to the conclusion reached by our Chief Executive and Chief Financial Officer as of December 29, 2007, that our disclosure controls and procedures were not effective.  We did not maintain an effective control environment including a tone of control consciousness that consistently emphasized strict adherence to accounting principles generally accepted in the United States of America at our Thornton Precision Components Limited (“TPC”) subsidiary.  This control deficiency included inadequate operation of entity level controls including monitoring controls that were not sufficiently sensitive in scope and therefore failed to detect and prevent on a timely basis management override of controls at TPC and collusion of TPC’s management team to achieve desired financial accounting results.  In certain instances, information critical to an effective review of transactions and accounting entries was not disclosed to internal and external auditors.  See our Annual Report on Form 10-K for fiscal year ended December 29, 2007 filed contemporaneously with this Form 10-Q/A.

PART II OTHER INFORMATION

ITEM 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed contemporaneously with this Form 10-Q/A, which could materially affect our business, financial condition or future results.

ITEM 5 OTHER INFORMATION

(b)     There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our Schedule 14A filed March 21, 2006.

ITEM 6 EXHIBITS

10.28	Stock Purchase Agreement, dated April 2, 2007, between Symmetry Medical USA Inc. and Roger M. Burke (incorporated by reference to Exhibit 10.1 from our Form 8-K, filed April 5, 2007).

10.29	Separation Letter, dated April 12, 2007, between Andrew J. Miclot and Symmetry Medical Inc. (incorporated by reference to Exhibit 10.29 from our Form 10-Q, filed May 9, 2007).

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

** Filed or furnished herewith

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

April 23, 2008