Form 10-Q/A
period 2007-06-30
Symmetry Medical Inc.
filed 2008-04-24
CIK 1292055

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

This Form 10-Q/A reflects the restatement of: i) our previously issued consolidated financial statements for the three months and six months ended July 1, 2006 and June 30, 2007 and the year ended December 30, 2006; and ii) Management’s Discussion and Analysis, based on the restated quarterly financial information.  These adjustments are discussed in Note 2 to the condensed consolidated financial statements.  Along with this report, we are filing our amended Quarterly Report on Form 10-Q/A for the first quarter of fiscal 2007 and the delayed third quarter of fiscal 2007 on Form 10-Q as well as our Annual Report for fiscal 2007 on Form 10-K. We do not intend to amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to fiscal 2007.  The financial information that was presented in previous filings or otherwise reported for these periods is amended by the information in our Annual Report for fiscal 2007 on Form 10-K.  The financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Upon discovery of the accounting irregularities, the Audit Committee engaged special legal counsel, who in turn retained independent forensic accountants, to investigate and report to the Audit Committee.  That investigation has concluded that the irregularities were isolated to our Sheffield, UK operating unit.

We have quantified the impact of the irregularities identified at our Sheffield, UK operating unit, and are restating our financial statements to correct those irregularities.  The restatements correct misstatements within accounts receivable, inventory, accounts payable, property, plant and equipment and the corresponding income tax profit and loss impact. Furthermore, once the restated financial performance was known, an impairment of goodwill and certain other intangibles at that subsidiary occurred in fiscal 2005.  The Audit Committee engaged Ernst & Young LLP to audit our restated consolidated financial statements for fiscal 2005 and 2006, while simultaneously completing its audit of our 2007 fiscal year. Ernst & Young LLP was also engaged to re-review our quarterly consolidated financial statements for fiscal 2006 and 2007. The adjustments made as a result of the restatements are more fully discussed in Note 2 to the consolidated financial statements.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Symmetry Medical Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 30,
	2007	2006
	(Restated)	(Restated)
	(unaudited)
	(In Thousands, Except Per Share Data)
Assets:
Current Assets:
Cash and cash equivalents	$10,991	$11,721
Accounts receivables, net	37,995	32,909
Inventories	35,163	33,134
Refundable income taxes	4,253	4,374
Deferred income taxes	2,418	2,826
Other current assets	4,025	3,965

Total current assets	94,845	88,929
Property and equipment, net	103,595	102,907
Goodwill	132,791	129,966
Intangible assets, net of accumulated amortization	37,077	31,613
Other assets	1,098	981

Total Assets	$369,406	$354,396

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$26,754	$20,683
Accrued wages and benefits	8,055	7,816
Other accrued expenses	4,647	4,104
Income tax payable	95	970
Deferred income taxes	752	249
Derivative valuation liability	58	1,184
Revolving line of credit	1,062	—
Current portion of capital lease obligations	2,895	3,500
Current portion of long-term debt	8,275	5,550

Total current liabilities	52,593	44,056
Deferred income taxes	8,132	8,392
Derivative valuation liability	175	549
Capital lease obligations, less current portion	4,498	5,142
Long-term debt, less current portion	62,575	63,650

Total Liabilities	127,973	121,789

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued June 30, 2007—35,435; December 30, 2006—35,107)	4	4
Additional paid-in capital	272,294	270,716
Retained earnings (deficit)	(39,066)	(45,377)
Accumulated other comprehensive income	8,201	7,264

Total Shareholders’ Equity	241,433	232,607

Total Liabilities and Shareholders’ Equity	$369,406	$354,396

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
	(unaudited)
	(In Thousands, Except Per Share Data)
Revenue	$69,713	$63,181	$134,436	$131,505
Cost of Revenue	54,997	46,427	108,007	96,096
Gross Profit	14,716	16,754	26,429	35,409
Selling, general and administrative expenses	8,030	6,873	15,681	13,908

Operating Income	6,686	9,881	10,748	21,501
Other (income)/expense:
Interest expense	1,607	925	3,194	1,586
Derivatives valuation (gain)/loss	(278)	408	(16)	407
Other	(765)	(2,174)	(665)	(2,557)

Income before income taxes	6,122	10,722	8,235	22,065
Income tax expense	1,426	2,982	1,924	6,359
Net income	$4,696	$7,740	$6,311	$15,706

Net income per share:
Basic	$0.13	$0.22	$0.18	$0.45

Diluted	$0.13	$0.22	$0.18	$0.45

Weighted average common shares and equivalent shares outstanding:
Basic	35,119	34,830	35,046	34,774
Diluted	35,277	35,177	35,237	35,157

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	July 1,
	2007	2006
	(Restated)	(Restated)
	(unaudited)
	(In Thousands)
Operating activities
Net Income	$6,311	$15,706
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,591	7,677
Amortization	1,012	386
Foreign currency transaction (gain) loss	(279)	(1,534)
Net (gain) loss on sale of assets	(348)	(1,233)
Deferred income tax provision	(695)	2,275
Excess tax benefit from stock-based compensation	(796)	(1,062)
Stock-based compensation	142	212
Derivative valuation change	(1,500)	407
Change in operating assets and liabilities:
Accounts receivable	(2,019)	2,759
Other assets	132	834
Inventories	1,263	(208)
Current income taxes	399	(3,923)
Accounts payable	4,259	(6,180)
Accrued expenses and other	623	(1,861)

Net cash provided by operating activities	17,095	14,255

Investing activities
Purchases of property and equipment	(3,963)	(11,487)
Proceeds from the sale of fixed assets	1,589	2,434
Acquisition, net of cash received	(17,621)	(45,629)

Net cash used in investing activities	(19,995)	(54,682)

Financing activities
Proceeds from bank revolver	49,013	47,598
Payments on bank revolver	(44,471)	(45,373)
Issuance of long-term debt	—	40,000
Payments on long-term debt and capital lease obligations	(3,742)	(5,130)
Proceeds from the issuance of common stock, net of expenses	641	547
Excess tax benefit from stock-based compensation	796	1,062
Debt issuance costs paid	—	(322)

Net cash provided by financing activities	2,237	38,382
Effect of exchange rate changes on cash	(67)	260

Net increase (decrease) in cash and cash equivalents	(730)	(1,785)
Cash and cash equivalents at beginning of period	11,721	12,471

Cash and cash equivalents at end of period	$10,991	$10,686

Supplemental disclosures:
Cash paid for interest	$3,204	$1,284

Cash paid for income taxes	$2,221	$6,996

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Notes to Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Symmetry Medical, Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), Symmetry Medical USA Inc., Jet Engineering, Inc., Ultrexx, Inc., Riley Medical Inc., Symmetry Medical Switzerland SA (formerly known as Riley Medical Europe SA), Symmetry Medical Everest LLC, Everest Metal International Limited, Symmetry Medical Cheltenham Limited, Symmetry Medical PolyVac, SAS, Thornton Precision Components Limited, Symmetry Medical Malaysia SDN, Clamonta Limited, and TNCO, Inc.  The Corporation is a global supplier of integrated products consisting primarily of surgical implants, instruments and cases to orthopedic and other medical device companies.

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

Riley Medical Inc. and Symmetry Medical Switzerland SA (formerly known as Riley Medical Europe SA) were acquired on May 2, 2006 and are collectively referred to as “Riley Medical.”  The Corporation acquired certain assets of Everest Finishing, LLC and all of the issued and outstanding stock of Everest Metal International Limited on August 31, 2006 and are collectively referred to as “Everest Metal.

On January 9, 2007, the Corporation acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively “Clamonta Ltd”), for $10,331 in cash, subject to certain post closing adjustments.  Clamonta Ltd manufactures aerospace products for the global aerospace industry.

On April 3, 2007, the Corporation acquired all of the stock of TNCO, Inc. (“TNCO”), a privately owned company based in Whitman, Massachusetts for $7,223 in cash, subject to certain post closing adjustments.   TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus, and other minimally invasive procedures.

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

This Form 10-Q/A reflects the restatement of our previously issued condensed consolidated financial statements for the three months and six months ended July 1, 2006 and June 30, 2007 and the year ended December 30, 2006.  Along with this report, we are filing our amended Quarterly Report on Form 10-Q/A for the first quarter of fiscal 2007 and the delayed third quarter of fiscal 2007 on Form 10-Q as well as our Annual Report for fiscal 2007 on Form 10-K. We do not intend to amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to fiscal 2007.  The financial information that was presented in previous filings or otherwise reported for these periods is amended by the information in our Annual Report for fiscal 2007 on Form 10-K.  The financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Restatement Adjustments

The following table represents the effect of the restatement on the condensed consolidated statements of operations for the three months ended June 30, 2007 and July 1, 2006 and should be reviewed in conjunction with the descriptions of the adjustments following the condensed consolidated balance sheets:

	Three Months Ended			Three Months Ended
	June 30,	June 30,	June 30,	July 1,	July 1,	July 1,
	2007	2007	2007	2006	2006	2006
	(Reported)	(Adjustment)	(Restated)	(Reported)	(Adjustment)	(Restated)
	(unaudited)
	(In Thousands, Except per Share Data)

Revenue	$69,566	$147	$69,713	$64,760	$(1,579)	$63,181
Cost of Revenue	54,093	904	54,997	47,873	(1,446)	46,427

Gross Profit	15,473	(757)	14,716	16,887	(133)	16,754
Selling, general, and administrative expenses	8,365	(335)	8,030	6,892	(19)	6,873

Operating Income	7,108	(422)	6,686	9,995	(114)	9,881
Other expense:
Interest expense	1,607	—	1,607	925	—	925
Derivatives valuation (gain)/loss	(278)	—	(278)	408	—	408
Other	(730)	(35)	(765)	(2,059)	(115)	(2,174)

Income before income taxes	6,509	(387)	6,122	10,721	1	10,722
Income tax expense	2,078	(652)	1,426	3,042	(60)	2,982

Net income	$4,431	$265	$4,696	$7,679	$61	$7,740

Net income per share:
Basic	$0.13	$0.00	$0.13	$0.22	$0.00	$0.22

Diluted	$0.13	$0.00	$0.13	$0.22	$0.00	$0.22

Weighted average common shares and equivalent shares outstanding:
Basic	35,119	—	35,119	34,830	—	34,830
Diluted	35,277	—	35,277	35,177	—	35,177

The following table represents the effect of the restatement on the condensed consolidated statements of operations for the six months ended June 30, 2007 and July 1, 2006 and should be reviewed in conjunction with the descriptions of the adjustments following the condensed consolidated balance sheets:

	Six Months Ended			Six Months Ended
	June 30, 2007	June 30, 2007	June 30, 2007	July 1, 2006	July 1, 2006	July 1, 2006
	(Reported)	(Adjustment)	(Restated)	(Reported)	(Adjustment)	(Restated)
	(unaudited)

Revenue	$137,085	$(2,649)	$134,436	$134,373	$(2,868)	$131,505
Cost of Revenue	106,651	1,356	108,007	97,145	(1,049)	96,096

Gross Profit	30,434	(4,005)	26,429	37,228	(1,819)	35,409
Selling, general, and administrative expenses	16,238	(557)	15,681	13,932	(24)	13,908

Operating Income (loss)	14,196	(3,448)	10,748	23,296	(1,795)	21,501
Other (income) expense:
Interest expense	3,194	—	3,194	1,586	—	1,586
Derivatives valuation (gain)/loss	(16)	—	(16)	407	—	407
Other	(741)	76	(665)	(2,280)	(277)	(2,557)

Income before income taxes	11,759	(3,524)	8,235	23,583	(1,518)	22,065
Income tax expense	3,618	(1,694)	1,924	7,526	(1,167)	6,359

Net income (loss)	$8,141	$(1,830)	$6,311	$16,057	$(351)	$15,706

Net income (loss) per share:
Basic	$0.23	$(0.05)	$0.18	$0.46	$(0.01)	$0.45

Diluted	$0.23	$(0.05)	$0.18	$0.46	$(0.01)	$0.45

Weighted average common shares and equivalent shares outstanding:
Basic	35,046	—	35,046	34,774	—	34,774
Diluted	35,237	—	35,237	35,157	—	35,157

The following table represents the effect of the restatement on the condensed consolidated balance sheets as of June 30, 2007 and December 30, 2006 and should be reviewed in conjunction with the descriptions of the adjustments following the condensed consolidated balance sheets:

	June 30, 2007	June 30, 2007	June 30, 2007	December30, 2006	December 30, 2006	December 30, 2006
	(Reported)	(Adjustment)	(Restated)	(Reported)	(Adjustment)	(Restated)
	(unaudited)	(unaudited)	(unaudited)
	(In Thousands, Except Per Share Data)

Assets:
Current Assets:
Cash and cash equivalents	$10,991	$—	$10,991	$11,721	$—	$11,721
Accounts receivables, net	53,101	(15,106)	37,995	47,506	(14,597)	32,909
Inventories	50,208	(15,045)	35,163	47,392	(14,258)	33,134
Refundable income taxes	32	4,221	4,253	111	4,263	4,374
Deferred income taxes	2,418	—	2,418	2,826	—	2,826
Other current assets	5,457	(1,432)	4,025	3,965	—	3,965

Total current assets	122,207	(27,362)	94,845	113,521	(24,592)	88,929
Property and equipment, net	110,030	(6,435)	103,595	106,147	(3,240)	102,907
Goodwill	159,706	(26,915)	132,791	156,241	(26,275)	129,966
Intangible assets, net of accumulated amortization	38,719	(1,642)	37,077	33,257	(1,644)	31,613
Other assets	1,098	—	1,098	981	—	981

Total Assets	$431,760	$(62,354)	$369,406	$410,147	$(55,751)	$354,396

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$23,010	$3,744	$26,754	$14,860	$5,823	$20,683
Accrued wages and benefits	8,055	—	8,055	7,816	—	7,816
Other accrued expenses	4,647	—	4,647	4,104	—	4,104
Income tax payable	386	(291)	95	850	120	970
Deferred income taxes	332	420	752	249	—	249
Derivative valuation liability	58	—	58	1,184	—	1,184
Revolving line of credit	1,062	—	1,062	—	—	—
Current portion of capital lease obligations	2,895	—	2,895	3,500	—	3,500
Current portion of long-term debt	8,275	—	8,275	5,550	—	5,550

Total current liabilities	48,720	3,873	52,593	38,113	5,943	44,056
Deferred income taxes	12,310	(4,178)	8,132	11,832	(3,440)	8,392
Derivative valuation liability	175	—	175	549	—	549
Capital lease obligations, less current portion	4,498	—	4,498	5,142	—	5,142
Long-term debt, less current portion	62,575	—	62,575	63,650	—	63,650

Total Liabilities	128,278	(305)	127,973	119,286	2,503	121,789

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued June 30, 2007—35,435; December 30, 2006—35,107)	4	—	4	4	—	4
Additional paid-in capital	273,482	(1,188)	272,294	271,388	(672)	270,716
Retained earnings (deficit)	14,912	(53,978)	(39,066)	6,771	(52,148)	(45,377)
Accumulated other comprehensive income (loss)	15,084	(6,883)	8,201	12,698	(5,434)	7,264

Total Shareholders’ Equity	303,482	(62,049)	241,433	290,861	(58,254)	232,607

Total Liabilities and Shareholders’ Equity	$431,760	$(62,354)	$369,406	$410,147	$(55,751)	$354,396

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

Other Expense Adjustments - Other expense adjustments are due primarily to revised the foreign currency transaction gains and losses associated with the restated accounts receivable balances.

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

The following table represents the effect of the restatement on the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and July 1, 2006 and should be reviewed in conjunction with the descriptions following the condensed consolidated balance sheets:

	Six Months Ended			Six Months Ended
	June 30, 2007	June 30, 2007	June 30, 2007	July 1, 2006	July 1, 2006	July 1, 2006
	(Reported)	(Adjustment)	(Restated)	(Reported)	(Adjustment)	(Restated)
	(unaudited)
	(In Thousands)
Operating activities
Net Income (loss)	$8,141	$(1,830)	$6,311	$16,057	$(351)	$15,706
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,591	—	8,591	7,677	—	7,677
Amortization	1,053	(41)	1,012	424	(38)	386
Foreign currency transaction (gain) loss	(355)	76	(279)	(1,257)	(277)	(1,534)
Net (gain) loss on sale of assets	(348)	—	(348)	(1,233)	—	(1,233)
Deferred income tax provision	944	(1,639)	(695)	253	2,022	2,275
Excess tax benefit from stock-based	(796)	—	(796)	(1,062)	—	(1,062)
Stock-based compensation	658	(516)	142	212	—	212
Derivative valuation change	(1,500)	—	(1,500)	407	—	407
Change in operating assets and liabilities:
Accounts receivable	(2,055)	36	(2,019)	1,614	1,145	2,759
Other assets	(1,288)	1,420	132	834	—	834
Inventories	872	391	1,263	(1,034)	826	(208)
Current income taxes	1,007	(608)	399	(735)	(3,188)	(3,923)
Accounts payable	6,369	(2,110)	4,259	(5,730)	(450)	(6,180)
Accrued expenses and other	(1,158)	1,781	623	(1,863)	2	(1,861)

Net cash provided by operating activities	20,135	(3,040)	17,095	14,564	(309)	14,255

Investing activities
Purchases of property and equipment	(7,007)	3,044	(3,963)	(11,783)	296	(11,487)
Proceeds from the sale of fixed assets	1,589	—	1,589	2,434	—	2,434
Acquisition, net of cash received	(17,621)	—	(17,621)	(45,629)	—	(45,629)

Net cash used in investing activities	(23,039)	3,044	(19,995)	(54,978)	296	(54,682)

Financing activities
Proceeds from bank revolver	49,013	—	49,013	47,598	—	47,598
Payments on bank revolver	(44,471)	—	(44,471)	(45,373)	—	(45,373)
Issuance of long-term debt	—	—	—	40,000	—	40,000
Payments on long-term debt and capital lease obligations	(3,742)	—	(3,742)	(5,130)	—	(5,130)
Proceeds from the issuance of common stock, net of expenses	641	—	641	547	—	547
Excess tax benefit from stock-based compensation	796	—	796	1,062	—	1,062
Debt issuance costs paid	—	—	—	(322)	—	(322)
Net cash provided by financing activities	2,237	—	2,237	38,382	—	38,382
Effect of exchange rate changes on cash	(63)	(4)	(67)	247	13	260

Net increase (decrease) in cash and cash equivalents	(730)	—	(730)	(1,785)	—	(1,785)

Cash and cash equivalents at beginning of period	11,721	—	11,721	12,471	—	12,471

Cash and cash equivalents at end of period	$10,991	$—	$10,991	$10,686	$—	$10,686

Supplemental disclosures:
Cash paid for interest	$3,184	$20	$3,204	$1,284	$—	$1,284

Cash paid for income taxes	$2,858	$(637)	$2,221	$6,996	$—	$6,996

Consolidated Statement of Cash Flow Adjustments—For the income statement and balance sheet adjustments described above, corresponding adjustments were made to the condensed consolidated statement of cash flows.

3. Inventories

Inventories consist of the following:

	June 30, 2007	December 30, 2006

	(Restated)	(Restated)
Raw material and supplies	$9,969	$10,661
Work-in-process	13,979	10,561
Finished goods	11,215	11,912
	$35,163	$33,134

4. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	June 30, 2007	December 30, 2006

	(Restated)	(Restated)
Land	$6,504	$6,735
Buildings and improvements (20 to 40 years)	46,897	44,430
Machinery and equipment (5 to 15 years)	103,617	96,192
Office equipment (3 to 5 years)	8,218	7,895
Construction-in-progress	324	1,560
	165,560	156,812
Less accumulated depreciation	(61,965)	(53,905)
	$103,595	$102,907

5. Intangible Assets

Intangible assets were acquired in connection with our business acquisitions.

As of June 30, 2007, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(Restated)	(Restated)	(Restated)	(Restated)
Acquired technology and patents	11 years	$2,095	$(372)	$1,723
Acquired customers	19 years	31,295	(3,123)	28,172
Non-compete agreements	5 years	484	(71)	413
Intangible assets subject to amortization		33,874	(3,566)	30,308

Proprietary processes	Indefinite			3,924
Trademarks	Indefinite			2,845
Indefinite-lived intangible assets, other than goodwill				6,769
Total				$37,077

As of December 30, 2006, the balances of intangible assets, other than goodwill were as follows:

	Weighted-average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(Restated)	(Restated)	(Restated)	(Restated)
Acquired technology and patents	12 years	$1,573	$(363)	$1,210
Acquired customers	19 years	27,116	(2,159)	24,957
Non-compete agreements	5 years	290	(27)	263
Intangible assets subject to amortization		28,979	(2,549)	26,430

Proprietary processes	Indefinite			3,883
Trademarks	Indefinite			1,300
Indefinite-lived intangible assets, other than goodwill				5,183
Total				$31,613

The increase in intangibles is due to our acquisition of Clamonta Ltd. in January 2007 as well as TNCO acquired in April 2007.

6. New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109. This statement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement was adopted by the Corporation on December 31, 2006. The implementation of FIN 48 had no impact on the Corporation’s financial position or results of operations.  As of the beginning of fiscal year 2007, the Corporation had unrecognized tax benefits of $248.  There has been no significant change in the unrecognized tax benefits through the second quarter ending June 30, 2007.

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

Revenue from External Customers:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
	(unaudited)
United States	$40,571	$40,995	$79,230	$86,979
United Kingdom	12,234	7,344	24,229	14,414
Ireland	7,397	5,048	13,193	12,578
Other foreign countries	9,511	9,794	17,784	17,534

Total net revenues	$69,713	$63,181	$134,436	$131,505

Concentration of Credit Risk:

A substantial portion of the Corporation’s net revenues is derived from a limited number of customers. Net revenues include revenues from customers of the Corporation which individually account for 10% or more of net revenues as follows:

Three months ended June 30, 2007—Three customers represented approximately 20.1%, 11.7% and 10.0% of net revenues, respectively.

Six months ended June 30, 2007—Four customers represented approximately 18.4%, 11.9%, 10.6% and 10.1% of net revenues, respectively.

Three months ended July 1, 2006—Three customers represented approximately 23.7%, 12.5% and 12.2% of net revenues, respectively.

Six months ended July 1, 2006—Four customers represented approximately 26.7%, 11.4%, 10.6% and 10.5% of net revenues, respectively.

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenue from aerospace products are included in the “other” category.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
	(unaudited)
Implants	$27,120	$23,202	$49,792	$49,851
Instruments	15,451	18,032	30,694	39,610
Cases	18,790	16,489	36,376	31,160
Other	8,352	5,458	17,574	10,884

Total net revenues	$69,713	$63,181	$134,436	$131,505

8. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
		(unaudited)
Net income	$4,696	$7,740	$6,311	$15,706

Weighted-average common shares outstanding basic	35,119	34,830	35,046	34,774
Effect of stock options, restricted stock and stock warrants	158	347	191	383
Weighted-average common shares outstanding and assumed conversions	35,277	35,177	35,237	35,157

Net income per share:
Basic	$0.13	$0.22	$0.18	$0.45
Diluted	$0.13	$0.22	$0.18	$0.45

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

Unconditional Purchase Obligations

The Corporation has contracts to purchase minimum quantities of cobalt chrome through December 2007.  Based on contractual pricing at June 30, 2007, the minimum purchase obligations totaled $6,800. Purchases under 2007 contracts totaled approximately $5,249 as of June 30, 2007. These purchases are not in excess of our forecasted requirements.

10. Comprehensive Income

Comprehensive income is comprised of net income and gains and losses resulting from currency translations of foreign entities. Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
		(unaudited)
Net Income	$4,696	$7,740	$6,311	$15,706
Foreign currency translation adjustments	578	2,065	937	2,480
Comprehensive income	$5,274	$9,805	$7,248	$18,186

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

As of June 30, 2007, the aggregate purchase price was allocated to the opening balance sheet as follows:

Current assets	$3,365
Property, plant & equipment	3,695
Acquired customers (amortized over 15 years)	2,910
Non-compete agreements (amortized over 5 years)	110
Trademarks (indefinite-lived)	1,310
Goodwill	1,256
Current liabilities	(1,765)
Capital leases	(550)
Purchase price, net	$10,331

On April 3, 2007, the Corporation’s subsidiary Symmetry Medical USA Inc. acquired all of the stock of TNCO, Inc. (“TNCO”), a privately owned company based in Whitman, Massachusetts for $7,223 in cash, subject to certain post closing adjustments.   TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus, and other minimally invasive procedures.

As of June 30, 2007, the aggregate purchase price was allocated to the opening balance sheet as follows:

Current assets	$2,700
Property, plant & equipment	1,740
Acquired technology (amortized over average weighted 8 years)	510
Acquired customers (amortized over 15 years)	1,170
Non-compete agreements (amortized over 5 years)	80
Trademarks (indefinite-lived)	190
Goodwill	1,313
Current liabilities	(480)
Purchase price, net	$7,223

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

Unaudited Proforma Results  The following table represents the proforma results of the Corporation’s operations had the acquisitions of Riley Medical, Everest Metal, Clamonta Ltd and TNCO been completed as of the beginning of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
		(unaudited)
Revenue	$69,713	$71,025	$136,254	$150,027
Net income (loss)	4,696	8,148	6,229	16,256
Earnings per share—basic	$0.13	$0.23	$0.18	$0.47
Earnings per share—diluted	$0.13	$0.23	$0.18	$0.46

12. Subsequent Event

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

This Form 10-Q/A reflects the restatement of: i) our previously issued consolidated financial statements for the three months and six months ended July 1, 2006 and June 30, 2007 and the year ended December 30, 2006; and ii) Management’s Discussion and Analysis, based on the restated quarterly financial information.  These adjustments are discussed in Note 2 to the consolidated financial statements. Along with this report, we are filing our amended Quarterly Report on Form 10-Q/A for the first quarter of fiscal 2007 and the delayed third quarter of fiscal 2007 on Form 10-Q as well as our Annual Report for fiscal 2007 on Form 10-K.  We do not intend to amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to fiscal 2007.  The financial information that was presented in previous filings or otherwise reported for these periods is amended by the information in our Annual Report for fiscal 2007 on Form 10-K.  The financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Business Overview

We are a leading independent provider of implants and related instruments and cases to global orthopedic device manufacturers and other medical markets. We also design, develop and produce these products for companies in other segments of the medical device market, including the dental, osteobiologic and endoscopy segments, and we also provide limited specialized products to non-healthcare markets, such as the aerospace market.

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

Our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed contemporaneously with this Form 10-Q/A provides additional information about our business, operations and financial condition.

During the second quarter 2007, our revenue growth of 7.7% over the first quarter of 2007 was driven by a continued ramp-up in our core orthopedics business, continued momentum from the integration of our 2006 acquisitions and the acquisitions of Clamonta and TNCO.  Revenue increased 10.3% in the second quarter 2007 compared to second quarter 2006 as 2007 includes results from our Clamonta Ltd and TNCO acquisitions. Revenues from our top five orthopedic customers were 55.6% of total revenue year to date 2007 compared to 66.8% of total revenue year to date 2006. Quarterly revenue from all other customers increased 31.5% compared to the same period last year.  Our long-term strategy is to diversify our customer base and expand into other medical device markets outside of our core hip and knee business, and we continue to make progress on these initiatives.

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

Our focus remains on being well positioned for a resurgence of growth in our core orthopedic business, while capitalizing on our market leadership to extend our Total Solutions® approach into other markets.  We experienced increased customer activity near the end of the second quarter of 2007 and into the second half of 2007.  In particular, we continue to expand our engineering resources that produce and provide closer and critical customer relationships on the development of new products.  This local presence in the global marketplace allows us to be closer to our customer base, provide quicker response times and increase our value added services.

Second Quarter Results of Operations

Revenue.   Revenue for the three month period ended June 30, 2007 increased $6.5 million, or 10.3% to $69.7 million from $63.2 million for the comparable 2006 period.  Revenue for each of our principal product categories in these periods was as follows:

Product Category	Three Months Ended
	June 30,	July 1,
	2007	2006
	(Restated)	(Restated)
	(unaudited)
	(in millions)
Implants	$27.1	$23.2
Instruments	15.4	18.0
Cases	18.8	16.5
Other	8.4	5.5

Total	$69.7	$63.2

The $6.5 million increase in revenue resulted from increased implant, case and other revenue of $3.9 million, $2.3 million and $2.9 million, respectively.  The increase in implant revenue was driven by a $1.6 million increase in customer demand for products plus an incremental $2.2 million from our Everest Metal acquisition in August 2006.  The increase in case revenue was driven by increase in revenue from our Riley Medical acquisition in May 2006. These increases were partially offset by decreased instrument revenue of $2.6 million, despite the addition of $1.4 million of revenue from the TNCO acquisition in 2007.  This decrease in instrument revenue was driven by a continued softening of market with our top five customers as they reduced their inventories and maintained smaller product launch quantities. Other product revenue increased $2.9 million driven by the addition of $2.9 million of revenue from Clamonta in 2007.

Gross Profit.  Gross profit for the three month period ended June 30, 2007 decreased $2.0 million, or 12.2%, to $14.7 million from $16.8 million for the comparable 2006 period.  The decrease in gross profit was due to a decrease in gross profit as a percentage of sales to 21.1% for the three month period ended June 30, 2007 compared to 26.5% in the comparable 2006 period. The decline in gross margin as a percentage of sales was primarily driven by our Sheffield, UK operations which experienced significantly higher costs as a percentage of revenue driven by higher fixed costs for depreciation, the adverse impacts of a flood during the second quarter, and other increased costs of manufacturing related to poor operational management.  We have commenced a full and complete review of Sheffield’s operations and anticipate significant improvements in 2008. Gross margin was also impacted by higher fixed costs from our significant investment in 2005 capacity expansion across our global facilities and a more pronounced sales reduction in our higher margin products within several of our product segments.  We view our global infrastructure as a competitive strength, enabling us to respond quickly to our customers’ high volume demand on short notice.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three month period ended

June 30, 2007 increased $1.1 million, or 16.8%, to $8.0 million from $6.9 million for the comparable 2006 period.  As a percentage of revenue, selling, general and administrative expenses increased to 11.5% of revenue for the three month period ended June 30, 2007 from 10.9% of revenue for the comparable 2006 period.  Costs related to Riley Medical, Everest Metal, Clamonta Ltd and TNCO accounted for all of the increase, which included $0.3 million of additional intangible asset amortization.

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

The derivatives valuation (gains) losses consist of interest rate swap valuations used to mitigate the effect of changing interest rates on net income and foreign currency forward contracts used to mitigate the effect of changes in the foreign exchange rates on net income. The gain of $0.3 million for the three month period ended June 30, 2007 is consistent with the loss of $0.4 million in the comparable 2006 period. During the second quarter of 2007, we settled two of our foreign exchange rate contracts at a loss of $0.9 million.  No contracts were settled in the second quarter of 2006.

Included in Other is a $0.4 million gain for the three month period ended June 30, 2007 for the sale of surplus land adjacent to our Sheffield, UK facility. The comparable 2006 period had a $1.2 million gain on the sale of other surplus land adjacent to our Sheffield, UK facility.

Provision for Income Taxes.   Our effective tax rate was 23.3% for the three month period ended June 30, 2007 as compared to 27.8% for the comparable 2006 period. The provision for income taxes decreased by $1.6 million, or 52.2%, to $1.4 million for the three month period ended June 30, 2007 from $3.0 million for the comparable 2006 period primarily due to lower pre-tax income.

Six Months Results of Operations

Revenue.   Revenue for the six month period ended June 30, 2007 increased $2.9 million, or 2.2%, to $134.4 million from $131.5 million for the comparable 2006 period. Revenue for each of our principal product categories in these periods was as follows:

Product Category	Six Months Ended
	June 30,	July 1,
	2007	2006
	(Restated)	(Restated)
	(unaudited)
	(in millions)
Implants	$49.7	$49.8
Instruments	30.7	39.6
Cases	36.4	31.2
Other	17.6	10.9

Total	$134.4	$131.5

The $2.9 million increase in revenue resulted from increased case and other revenue of $5.2 million, and $6.7 million, respectively. Case revenues include $13.4 million for the six month period ended June 30, 2007 compared to $3.4 million for the comparable 2006 period from our Riley Medical acquisition offset by a continued soft market with large customers as they reduced their inventories and maintained smaller launch quantities.  Other product revenues increased due to the inclusion of $5.7 million from our Clamonta acquisition in 2007.  These increases were partially offset by decreased instrument and implant revenue of $8.9 and $0.1 million, respectively.  The decrease in instrument revenue was due to slower demand from our top five customers, particularly in the first quarter of 2007.  Implant revenue increased $4.2 million from our Everest Metal acquisition in 2007; however, this increase was more than offset by slower growth at our top five customers as they reduced inventories.

Gross Profit.   Gross profit for the six month period ended June 30, 2007 decreased $9.0 million, or 25.4%, to $26.4 million from $35.4 million for the comparable 2006 period. This decrease in gross profit was driven primarily by a reduced gross profit as a percentage of sales which was 19.7% for the six month period ended June 30, 2007 compared to 26.9% for the comparable 2006 period. The decline in gross profit as a percentage of sales of 7.2% was driven by our Sheffield, UK operations which experienced significantly higher costs as a percentage of revenue driven by higher fixed costs for depreciation, the adverse impacts of a flood during the second quarter, and other increased costs of manufacturing related to poor operational management.  We have commenced a full and complete review of Sheffield’s operations and anticipate significant improvements in 2008. Gross margin was also impacted by higher fixed costs from our significant investment in 2005 capacity expansion across our global facilities and a more pronounced sales reduction in our higher margin products within several of our product segments.  We view our global infrastructure as a competitive strength, enabling us to respond quickly to our customers’ high volume demand on short notice.

Selling, General and Administrative Expenses.   Selling, general and administrative (SG&A) expenses for the six month period ended June 30, 2007 increased $1.8 million, or 12.7%, to $15.7 million from $13.9 million for the comparable 2006 period. As a percentage of revenue, SG&A expenses increased to 11.7% of revenue for the six month period ended June 30, 2007 from 10.6% of revenue for the comparable 2006 period.  SG&A expenses from our Riley Medical, Everest Metal, Clamonta and TNCO acquisitions totaled $3.2 million for the six month period ended June 30, 2007 compared to $0.7 million for the comparable 2006 period.  The $2.5 million increase from acquired companies was partially offset by initiatives to cut costs across our global facilities.

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

The derivatives valuation (gains) losses consist of interest rate swap valuations used to mitigate the effect of changing interest rates on net income and foreign currency forward contracts used to mitigate the effect of changes in the foreign exchange rates on net income. The neglible gain for the six month period ended June 30, 2007 versus the loss of $0.4 million in the comparable 2006 period is due to market fluctuations in these contracts, which are not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. During the six month period ended June 30, 2007, we settled three of our foreign exchange rate contracts at a loss of $1.5 million.  No contracts were settled in the comparable 2006 period.

Also included in Other is a $0.4 million gain for the six month period ended June 30, 2007 for the sale of surplus land adjacent to our Sheffield, UK facility. The comparable 2006 also had a $1.2 million gain on the sale of surplus land adjacent to our Sheffield, UK facility.

Provision for Income Taxes.   Our effective tax rate was 23.4% for the six month period ended June 30, 2007 as compared to 28.8% for the comparable 2006 period. The provision for income taxes decreased by $4.4 million, or 69.7%, to $1.9 million for the six month period ended June 30, 2007 from $6.4 million for the comparable 2006 period primarily due to lower pre-tax income.

Liquidity and Capital Resources

Our principal sources of cash in the six month period ended June 30, 2007 were cash generated from operations and borrowings under our senior credit revolving loan facility and UK revolving credit facility.  Principal uses of cash in the six month period ended June 30, 2007 included capital expenditures, the acquisition of Clamonta Ltd and TNCO as well as debt service. We expect that our principal uses of cash in the future will be for working capital, capital expenditures, debt service and to fund mergers and acquisitions.

We completed the acquisition of Clamonta on January 9, 2007 for $10.3 million, subject to adjustment, through the use of the existing cash balances and our $40.0 million senior debt facility.   On April 3, 2007, we completed the acquisition of TNCO for approximately $7.2 million, subject to adjustment, through the use of existing cash balances and our $40.0 million senior debt facility.

Operating Activities   We generated cash from operations of $17.1 million in the six month period ended June 30, 2007 compared to $14.3 million for the six month period ended July 1, 2006, an increase of $2.8 million.  Net cash provided by working capital for the six month period ended June 30, 2007 was $13.2 million higher than the comparable 2006 period.  This improvement in the net change in working capital was offset by a decrease in net income of $9.4 million.

In the six month period ended June 30, 2007, the primary sources of cash for working capital came from an increase in accounts payable, offset by increases in accounts receivable and other assets.  In the six month period ended July 1, 2006, the primary uses of cash for working capital came from an increase in inventory and decreases in accounts payable and accrued expenses, offset by a decrease in account receivable and other assets.  The volatility in working capital is a result of increasing production activity in the second quarter of 2007 compared to decreasing production activity in the second quarter of 2006.

Investing Activities  Capital expenditures of $4.0 million were lower by $7.5 million, or 65.5%, in the six month period ended June 30, 2007 compared to the six month period ended July 1, 2006.  The acquisition of Clamonta Ltd and TNCO used $17.6 million of cash in the 2007 period while acquisition activity in the 2006 period used $45.6 million for Riley Medical.

Financing Activities   Financing activities generated $2.2 million of cash due primarily to borrowings on the revolving credit facility, offset by payments on long-term debt and capital leases.  Borrowings on the revolving credit facility partially funded the Clamonta Ltd and TNCO acquisitions.

Capital Expenditures

Capital expenditures totaled $4.0 million for the six months ended June 30, 2007, compared to $11.5 million for the six month period ended July 1, 2006. Expenditures were primarily related to our Sheffield, UK facility’s increase to forging and machining capacity and to maintain capacity at our other facilities.

Debt and Credit Facilities

As of June 30, 2007, we had an aggregate of $79.3 million of outstanding indebtedness, which consisted of $62.3 million of term loan borrowings outstanding under our senior credit facility, $8.5 million of borrowings outstanding under our revolving credit facility, $1.1 million of borrowings under our UK short-term credit facility and $7.4 million of capital lease obligations. We had no outstanding letters of credit as of June 30, 2007.

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

Contractual Obligations and Commercial Commitments

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in millions)
Long-term debt obligations (1)	$70.9	$3.7	$20.1	$47.1	$—
Capital lease obligations	11.3	1.8	4.1	1.6	3.8
Operating lease obligations	3.7	0.4	2.0	1.3	—
Purchase obligations (2)	6.8	6.8	—	—	—

Total	$92.7	$12.7	$26.2	$50.0	$3.8

  * Less than 1 year is defined as the remainder of fiscal 2007. Following periods are whole fiscal years.

(1) Represents principal maturities only and, therefore excludes the effects of interest and interest rate swaps.

(2) Represents purchase agreements to buy minimum quantities of cobalt chrome through December 2007.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the senior credit facility. We had no letters of credit outstanding as of June 30, 2007.

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

We incurred approximately $0.2 million and $0.2 million in capital expenditures for environmental, health and safety in 2007 and 2006, respectively. During 2007 we upgraded our HVAC and dust collection system at multiple locations.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 29, 2007, filed contemporaneously with this Form 10Q/A, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the six months ended June 30, 2007.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. .  This statement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement was adopted by the Corporation on December 31, 2006. The implementation of FIN 48 had no impact on the Corporation’s financial position or results of operations.  As of the beginning of fiscal year 2007, the Corporation had unrecognized tax benefits of $0.3 million.  There has been no significant change in the unrecognized tax benefits through the second quarter ending June 30, 2007

We recognize interest and penalties related to unrecognized tax benefits through income tax expense.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows entities to measure many financial instruments and certain other instruments at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We do not intend to adopt this voluntary standard.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed contemporaneously with this Form 10-Q/A. Our exposure to these risks, at the end of the second quarter covered by this report, had not changed materially since December 30, 2006.

  ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

At the time of the filing of our Quarterly Report on Form 10-Q, as filed on August 9, 2007, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and our consolidated subsidiaries would be made known to them by others within those entities.  At the time of the filing of this Form 10-Q/A, as a result of our accounting review and restatement, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective, as more fully described in Item 9A in our Annual Report on 10-K for fiscal year ended December 29, 2007 filed contemporaneously with this Form 10-Q/A.

(b)   Changes in internal control over financial reporting.

During the fiscal quarter covered by this report, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except that, during the fiscal quarter covered by this report, we were still in the process of integrating the Everest Metal, Riley Medical, Clamonta Ltd and TNCO operations and were incorporating these operations as part of our internal controls.  For purposes of this evaluation, the impact of these acquisitions on our internal controls over financial reporting were excluded. See Note 11 to the condensed consolidated financial statements included in Item 1 for a discussion of the Everest Metal, Riley Medical, Clamonta Ltd and TNCO acquisitions.

In addition, subsequent to the fiscal quarter covered by this report, but prior to the filing of this Form 10-Q/A, several remedial measures were identified and implemented in response to the conclusion reached by our Chief Executive and Chief Financial Officer as of December 29, 2007, that our disclosure controls and procedures were not effective. The Corporation did not maintain an effective control environment including a tone of control consciousness that consistently emphasized strict adherence to accounting principles generally accepted in the United States of America at its Thornton Precision Components Limited (“TPC”) subsidiary.  This control deficiency included inadequate operation of entity level controls including monitoring controls that were not sufficiently sensitive in scope and therefore failed to detect and prevent on a timely basis management override of controls at TPC and collusion of TPC’s management team to achieve desired financial accounting results.  In certain instances, information critical to an effective review of transactions and accounting entries was not disclosed to internal and external auditors. See our Annual Report on Form 10-K for fiscal year ended December 29, 2007 filed contemporaneously with this Form 10-Q/A.

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

•                        With respect to Item 2 in our Proxy Statement (Ratification of the Appointment of Ernst & Young LLP as Auditors for the Year 2007), Ernst & Young LLP was approved as our independent auditors for the year 2007:

Shares Voted For	33,225,667	99.59%

Shares Voted Against	127,235.38%

Abstentions	9,365.03%

Broker Non-Votes	0

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

** Filed or furnished herewith.

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