Form 10-Q
period 2007-09-29
Symmetry Medical Inc.
filed 2008-04-24
CIK 1292055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                       ☐ Yes   ☒No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Cautionary Note Regarding Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q or in other reports or registration statements filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in documents we incorporate by reference or in press releases or oral statements made by our officers or representatives, we may make statements that express our opinions, expectations or projections regarding future events or future results, in contrast with statements that reflect historical facts. These predictive statements, which we generally precede or accompany by such typical conditional words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project,” “potential,” or “expect,” or by the words “may,” “will,” “could,” or “should,” and similar expressions or terminology are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995. That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated.

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

We also refer you to and believe that you should carefully read the “Risk Factors” portion of our Annual Report for fiscal 2007 on Form 10-K, filed contemporaneously with this Form 10-Q, to better understand the risks and uncertainties that are inherent in our business and in owning our securities.

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

This Form 10-Q reflects the restatement of: i) our previously issued consolidated financial statements for the three and nine months ended September 30, 2006 and the year ended December 30, 2006; and ii) Management’s Discussion and Analysis, based on the restated quarterly financial information. These adjustments are discussed in Note 2 to the condensed consolidated financial statements.   Along with this report, we are filing our amended Quarterly Reports on Form 10-Q/A for the first and second quarters of fiscal 2007 as well as our Annual Report for fiscal 2007 on Form 10-K.  We do not intend to amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to fiscal 2007.  The financial information that was presented in previous filings or otherwise reported for these periods is amended by the information in our Annual Report for fiscal 2007 on Form 10-K. The financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Symmetry Medical Inc.

Condensed Consolidated Balance Sheets

	September 29,	December 30,
	2007	2006
	(unaudited)	(Restated)
	(In Thousands, Except Per Share Data)

Assets:
Current Assets:
Cash and cash equivalents	$7,038	$11,721
Accounts receivables, net	42,913	32,909
Inventories	40,213	33,134
Refundable income taxes	7,410	4,374
Deferred income taxes	2,213	2,826
Derivative valuation asset	47	—
Other current assets	2,836	3,965
Total current assets	102,670	88,929
Property and equipment, net	104,867	102,907
Goodwill	140,357	129,966
Intangible assets, net of accumulated amortization	45,378	31,613
Other assets	1,093	981
Total Assets	$394,365	$354,396
Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$36,098	$20,683
Accrued wages and benefits	9,887	7,816
Other accrued expenses	6,062	4,104
Income tax payable	2,369	970
Deferred income taxes	362	249
Derivative valuation liability	565	1,184
Revolving line of credit	325	—
Current portion of capital lease obligations	2,726	3,500
Current portion of long-term debt	8,714	5,550
Total current liabilities	67,108	44,056
Deferred income taxes	11,073	8,392
Derivative valuation liability	1,087	549
Capital lease obligations, less current portion	4,751	5,142
Long-term debt, less current portion	68,044	63,650
Total Liabilities	152,063	121,789
Commitments and contingencies (Note 9)

Shareholders’ Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued September 29, 2007—35,444; December 30, 2006—35,107	4	4
Additional paid-in capital	272,483	270,716
Retained earnings (deficit)	(40,154)	(45,377)
Accumulated other comprehensive income	9,969	7,264

Total Shareholders’ Equity	242,302	232,607
Total Liabilities and Shareholders’ Equity	$394,365	$354,396

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(In Thousands, Except Per Share Data)
Revenue	$75,823	$56,762	$210,259	$188,267
Cost of Revenue	64,511	46,513	172,518	142,609
Gross Profit	11,312	10,249	37,741	45,658
Selling, general, and administrative expenses	9,032	7,390	24,713	21,298
Operating Income	2,280	2,859	13,028	24,360
Other (income) expense:
Interest expense	1,808	1,350	5,001	2,936
Derivatives valuation (gain)/loss	1,372	1,273	1,356	1,680
Other	(627)	(299)	(1,290)	(2,857)
Income before income taxes	(273)	535	7,961	22,601
Income tax expense	814	85	2,738	6,445
Net income (loss)	$(1,087)	$450	$5,223	$16,156

Net (loss) income per share:
Basic	$(0.03)	$0.01	$0.15	$0.46
Diluted	$(0.03)	$0.01	$0.15	$0.46

Weighted average common shares and equivalent shares outstanding:
Basic	35,130	34,841	35,074	34,796
Diluted	35,291	35,171	35,255	35,162

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 29,	September 30,
	2007	2006
		(Restated)
	(unaudited)	(unaudited)
	(In Thousands)
Operating activities
Net Income (loss)	$5,223	$16,156
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,139	11,786
Amortization	1,595	723
Foreign currency transaction (gain) loss	(756)	(1,829)
Net (gain) loss on sale of assets	(382)	(1,219)
Deferred income tax provision	(2,333)	1,718
Excess tax benefit from stock-based compensation	(844)	(1,062)
Stock-based compensation	255	431
Derivative valuation change	(128)	1,680
Change in operating assets and liabilities:
Accounts receivable	(3,670)	7,968
Other assets	1,414	2,165
Inventories	12	(881)
Current income taxes	(358)	(5,014)
Accounts payable	9,119	(5,595)
Accrued expenses and other	3,332	(1,889)
Net cash provided by operating activities	25,618	25,138

Investing activities
Purchases of property and equipment	(7,204)	(15,529)
Proceeds from the sale of fixed assets	1,731	2,434
Acquisition, net of cash received	(32,522)	(54,542)
Net cash used in investing activities	(37,995)	(67,637)

Financing activities
Proceeds from bank revolver	56,341	63,038
Payments on bank revolver	(44,746)	(58,595)
Issuance of long-term debt	—	40,000
Payments on long-term debt and capital lease obligations	(5,725)	(6,250)
Proceeds from the issuance of common stock, net of expenses	669	555
Excess tax benefit from stock-based compensation	844	1,062
Debt issuance costs paid	—	(355)
Net cash provided by financing activities	7,383	39,455
Effect of exchange rate changes on cash	311	189
Net increase (decrease) in cash and cash equivalents	(4,683)	(2,855)
Cash and cash equivalents at beginning of period	11,721	12,471
Cash and cash equivalents at end of period	$7,038	$9,616

Supplemental disclosures:
Cash paid for interest	$4,147	$3,057
Cash paid for income taxes	$3,739	$8,783
Assets acquired under capital leases	$195	$—

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Notes to Condensed Consolidated Financial Statements

(In Thousands, Except Per Share Data)

(unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Symmetry Medical, Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), Symmetry Medical USA Inc., Jet Engineering, Inc., Ultrexx, Inc., Riley Medical Inc., Symmetry Medical Switzerland SA (formerly known as Riley Medical Europe SA), Symmetry Medical Everest LLC, Everest Metal International Limited, Specialty Surgical Instrumentation, Inc., UCA, LLC., Symmetry Medical Cheltenham Limited, Symmetry Medical PolyVac, SAS, Thornton Precision Components Limited, Symmetry Medical Malaysia SDN, Clamonta Limited and TNCO, Inc. The Corporation is a global supplier of integrated products consisting primarily of surgical implants, instruments and cases to orthopedic and other medical device companies.

The condensed consolidated financial statements of the Corporation have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments of a normal recurring nature as well as all adjustments discussed in note 2, “Restatement” considered necessary to present fairly, the consolidated financial position of the Corporation, its results of operations and cash flows. The Corporation’s results are subject to seasonal fluctuations. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements included herein should be read in conjunction with the fiscal year 2006 restated consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for fiscal year 2007 filed contemporaneously with this Form 10-Q.

The Corporation’s year end is the 52 or 53 week period ending the Saturday closest to December 31. Fiscal year 2007 and 2006 are 52 week years. As such, interim quarters are 13 weeks long ending the Saturday closest to March 31, June 30, or September 30. References in these consolidated financial statements to the three months ended refer to these financial periods, respectively.

Riley Medical Inc. and Symmetry Medical Switzerland SA (formerly known as Riley Medical Europe SA) were acquired on May 2, 2006 and are collectively referred to as “Riley Medical.”  The Corporation acquired certain assets of Everest Finishing LLC and all of the issued and outstanding stock of Everest Metal International Limited on August 31, 2006 and are collectively referred to as “Everest Metal.”

On January 9, 2007, the Corporation acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively “Clamonta Ltd”), for $10,351 in cash, subject to certain post closing adjustments.  Clamonta Ltd manufactures aerospace products for the global aerospace industry.

On April 3, 2007, the Corporation acquired all of the stock of TNCO, Inc. (“TNCO”), a privately owned company based in Whitman, Massachusetts for $7,260 in cash, subject to certain post closing adjustments.   TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus, and other minimally invasive procedures.

On August 31, 2007, the Corporation acquired Specialty Surgical Instrumentation, Inc. (“SSI”) and UCA, LLC (“UCA”), privately owned companies based in Nashville, Tennessee.  SSI distributes surgical instruments directly to hospitals while UCA distributes sterilization containers directly to hospitals.  SSI and UCA were acquired for approximately $14,986 in cash. The Corporation’s Annual Report on Form 10-K for fiscal year 2007, filed contemporaneously with this Form 10-Q contains additional information on these acquisitions.

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

This Form 10-Q reflects the restatement of our previously issued condensed consolidated financial statements for the three and nine months ended September 30, 2006 and the year ended December 30, 2006.  Along with this report, we are filing our amended Quarterly Reports on Form 10-Q/A for the first and second quarters of fiscal 2007 as well as our Annual Report for fiscal 2007 on Form 10-K.  We do not intend to amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to fiscal 2007.  The financial information that was presented in previous filings or otherwise reported for these periods is amended by the information in our Annual Report for fiscal 2007 on Form 10-K. The financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Restatement Adjustments

The following table represents the effect of the restatement on the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and should be reviewed in conjunction with the descriptions of the adjustments following the condensed consolidated balance sheets:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2006	2006	2006	2006	2006
	(Reported)	(Adjustment)	(Restated)	(Reported)	(Adjustment)	(Restated)
	(unaudited)
	(In Thousands, Except Per Share Data)

Revenue	$60,740	$(3,978)	$56,762	$195,113	$(6,846)	$188,267
Cost of Revenue	47,093	(580)	46,513	144,239	(1,630)	142,609

Gross Profit	13,647	(3,398)	10,249	50,874	(5,216)	45,658
Selling, general, and administrative expenses	7,410	(20)	7,390	21,341	(43)	21,298

Operating Income	6,237	(3,378)	2,859	29,533	(5,173)	24,360
Other (income) expense:
Interest expense	1,350	—	1,350	2,936	—	2,936
Derivatives valuation (gain)/loss	1,273	—	1,273	1,680	—	1,680
Other	(203)	(96)	(299)	(2,482)	(375)	(2,857)

Income (loss) before income taxes	3,817	(3,282)	535	27,399	(4,798)	22,601
Income tax expense	826	(741)	85	8,351	(1,906)	6,445

Net income (loss)	$2,991	$(2,541)	$450	$19,048	$(2,892)	$16,156

Net income (loss) per share:
Basic	$0.09	$(0.08)	$0.01	$0.55	$(0.09)	$0.46

Diluted	$0.09	$(0.08)	$0.01	$0.54	$(0.08)	$0.46

Weighted average common shares and equivalent shares outstanding:
Basic	34,841	—	34,841	34,796	—	34,796
Diluted	35,171	—	35,171	35,162	—	35,162

The following table represents the effect of the restatement on the condensed consolidated balance sheets as of December 30, 2006 and should be reviewed in conjunction with the descriptions of the adjustments following the condensed consolidated balance sheets:

	December 30,	December 30,	December 30,
	2006	2006	2006
	(Reported)	(Adjustment)	(Restated)
	(In Thousands, Except Per Share Data)
Assets:
Current Assets:
Cash and cash equivalents	$11,721	$—	$11,721
Accounts receivables, net	47,506	(14,597)	32,909
Inventories	47,392	(14,258)	33,134
Refundable income taxes	111	4,263	4,374
Deferred income taxes	2,826	—	2,826
Other current assets	3,965	—	3,965

Total current assets	113,521	(24,592)	88,929
Property and equipment, net	106,147	(3,240)	102,907
Goodwill	156,241	(26,275)	129,966
Intangible assets, net of accumulated amortization	33,257	(1,644)	31,613
Other assets	981	—	981

Total Assets	$410,147	$(55,751)	$354,396

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$14,860	$5,823	$20,683
Accrued wages and benefits	7,816	—	7,816
Other accrued expenses	4,104	—	4,104
Income tax payable	850	120	970
Deferred income taxes	249	—	249
Derivative valuation liability	1,184	—	1,184
Current portion of capital lease obligations	3,500	—	3,500
Current portion of long-term debt	5,550	—	5,550

Total current liabilities	38,113	5,943	44,056
Deferred income taxes	11,832	(3,440)	8,392
Derivative valuation liability	549	—	549
Capital lease obligations, less current portion	5,142	—	5,142
Long-term debt, less current portion	63,650	—	63,650

Total Liabilities	119,286	2,503	121,789

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued December 30, 2006—35,107	4	—	4
Additional paid-in capital	271,388	(672)	270,716
Retained earnings (deficit)	6,771	(52,148)	(45,377)
Accumulated other comprehensive income	12,698	(5,434)	7,264

Total Shareholders’ Equity	290,861	(58,254)	232,607

Total Liabilities and Shareholders’ Equity	$410,147	$(55,751)	$354,396

The adjustments resulting in the restatements are described as follows:

Revenue and Accounts Receivable Adjustments - Revenue adjustments include the correction of revenue recognized in incorrect periods and the elimination of fictitious transactions.

Cost of Revenue, Inventory amd Accounts Payable Adjustments - Cost of Revenue adjustments include the correction of cost of sales related to revenue adjustments discussed above in addition to the eliminations of fictitious work in process inventory which had been previously sold or scrapped and adjustments to properly reflect the timing of inventory receipts and related disbursements.

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

Property & Equipment, Net Adjustments - Remove costs in construction in progress related to costs associated with tools and dies that were capitalized erroneously.

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

The following table represents the effect of the restatement on the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and should be reviewed in conjunction with the descriptions of the adjustments following the condensed consolidated balance sheets:

	Nine Months Ended
	September 30,	September 30,	September 30,
	2006	2006	2006
	(Reported)	(Adjustment)	(Restated)
		(unaudited)
		(In Thousands)
Operating activities
Net Income	$19,048	$(2,892)	$16,156
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,786	—	11,786
Amortization	780	(57)	723
Foreign currency transaction (gains) losses	(1,454)	(375)	(1,829)
Net (gain) loss on sale of assets	(1,219)	—	(1,219)
Deferred income tax provision	125	1,593	1,718
Excess tax benefit from stock-based compensation	(1,062)	—	(1,062)
Stock-based compensation	431	—	431
Derivative valuation change	1,680	—	1,680
Change in operating assets and liabilities:
Accounts receivable	973	6,995	7,968
Other assets	2,165	—	2,165
Inventories	(1,708)	827	(881)
Current income taxes	(3,156)	(1,858)	(5,014)
Accounts payable	(2,644)	(2,951)	(5,595)
Accrued expenses and other	(298)	(1,591)	(1,889)

Net cash provided (used) by operating activities	25,447	(309)	25,138

Investing activities
Purchases of property and equipment	(15,825)	296	(15,529)
Proceeds from the sale of fixed assets	2,434	—	2,434
Acquisition, net of cash received	(54,542)	—	(54,542)

Net cash used in investing activities	(67,933)	296	(67,637)

Financing activities
Proceeds from bank revolver	63,038	—	63,038
Payments on bank revolver	(58,595)	—	(58,595)
Issuance of long–term debt	40,000	—	40,000
Payments on long–term debt and capital lease obligations	(6,250)	—	(6,250)
Proceeds from the issuance of common and preferred stock, net of expenses	555	—	555
Excess tax benefit from stock-based compensation	1,062	—	1,062
Debt issuance costs paid	(355)	—	(355)

Net cash provided (used) by financing activities	39,455	—	39,455
Effect of exchange rate changes on cash	176	13	189

Net increase (decrease) in cash and cash equivalents	(2,855)	—	(2,855)
Cash and cash equivalents at beginning of period	12,471	—	12,471

Cash and cash equivalents at end of period	$9,616	$—	$9,616

Supplemental disclosures:		—	—
Cash paid for interest	$3,057	$—	$3,057

Cash paid for income taxes	$8,783	$—	$8,783

3. Inventories

Inventories consist of the following:

	September 29,	December 30,
	2007	2006
		(Restated)
Raw material and supplies	$8,511	$10,661
Work-in-process	19,083	10,561
Finished goods	12,619	11,912
	$40,213	$33,134

4. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	September 29,	December 30,
	2007	2006
		(Restated)
Land	$6,844	$6,735
Buildings and improvements (20 to 40 years)	48,194	44,430
Machinery and equipment (5 to 15 years)	107,522	96,192
Office equipment (3 to 5 years)	8,422	7,895
Construction-in-progress	303	1,560
	171,285	156,812
Less accumulated depreciation	(66,418)	(53,905)
	$104,867	$102,907

5. Intangible Assets

Intangible assets were acquired in connection with our business acquisitions.

As of September 29, 2007, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
	(Restated)	(Restated)	(Restated)	(Restated)
Acquired technology and patents	10 years	$2,454	$(441)	$2,013
Acquired customers	18 years	38,143	(3,615)	34,528
Non-compete agreements	5 years	596	(100)	496
Intangible assets subject to amortization		41,193	(4,156)	37,037

Proprietary processes	Indefinite			3,953
Trademarks	Indefinite			4,388
Indefinite-lived intangible assets, other than goodwill				8,341
Total				$45,378

As of December 30, 2006, the balances of intangible assets, other than goodwill were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
	(Restated)	(Restated)	(Restated)	(Restated)
Acquired technology and patents	12 years	$1,573	$(363)	$1,210
Acquired customers	19 years	27,116	(2,159)	24,957
Non-compete agreements	5 years	290	(27)	263
Intangible assets subject to amortization		28,979	(2,549)	26,430

Proprietary processes	Indefinite			3,883
Trademarks	Indefinite			1,300
Indefinite-lived intangible assets, other than goodwill				5,183
Total				$31,613

The increase in intangibles is due to our acquisitions of Clamonta in January 2007, TNCO in April 2007 and SSI in August 2007.

6. New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. This statement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement was adopted by the Corporation December 31, 2006. The implementation of FIN 48 had no impact on the Corporation’s financial position or results of operations. As of the beginning of fiscal year 2007, the Corporation had unrecognized tax benefits of $248. There has been no significant change in the unrecognized tax benefits through the third quarter ending September 29, 2007.

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

7. Segment Reporting

The Corporation primarily designs, develops and manufactures implants and related surgical instruments and cases for orthopedic device companies and companies in other medical device markets such as dental, osteobiologic and endoscopy. The Corporation also sells products to the aerospace industry. The Corporation manages its business in multiple operating segments. Because of the similar economic characteristics of the operations, including the nature of the products, comparable level of FDA regulations, same or similar customers, those operations have been aggregated into a single reporting segment as allowed by SFAS 131. The results of one segment, which sells exclusively to aerospace customers, have not been disclosed separately as it does not meet the quantitative disclosure requirements.

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

Revenue from External Customers:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
		(unaudited)
		(Restated)		(Restated)
United States	$46,422	$36,000	$125,652	$122,979
United Kingdom	14,921	8,052	39,150	22,466
Ireland	7,962	6,242	21,155	18,820
Other foreign countries	6,518	6,468	24,302	24,002
Total net revenues	$75,823	$56,762	$210,259	$188,267

Concentration of Credit Risk:

A substantial portion of the Corporation’s net revenues is derived from a limited number of customers. Net revenues include revenues from customers of the Corporation which individually account for 10% or more of net revenue as follows:

Three months ended September 29, 2007—Two customers represented approximately 19.3% and 12.0% of net revenues, respectively.

Nine months ended September 29, 2007—Two customers represented approximately 18.7%, and 11.9% of net revenues, respectively.

Three months ended September 30, 2006—Three customers represented approximately 19.4%, 14.8% and 10.2% of net revenues, respectively.

Nine months ended September 30, 2006—Three customers represented approximately 24.5%, 11.9% and 10.2% of net revenues, respectively.

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenues from aerospace products are included in the “other” category.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
		(unaudited)
		(Restated)		(Restated)
Implants	$23,848	$19,594	$73,641	$69,445
Instruments	19,919	14,497	50,612	54,107
Cases	21,595	16,622	57,971	47,782
Other	10,461	6,049	28,035	16,933
Total net revenues	$75,823	$56,762	$210,259	$188,267

8. Net Income (Loss) Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
		(unaudited)
Net income (loss)	$(1,087)	$450	$5,223	$16,156

Weighted-average common shares outstanding basic	35,130	34,841	35,074	34,796
Effect of stock options, restricted stock and stock warrants	161	330	181	366
Weighted-average common shares outstanding and assumed conversions	35,291	35,171	35,255	35,162

Net income (loss) per share:
Basic	$(0.03)	$0.01	$0.15	$0.46
Diluted	$(0.03)	$0.01	$0.15	$0.46

During the nine month period ended September 29, 2007, the Corporation issued 178 shares of common stock through the exercise of stock options.

9. Commitments and Contingencies

Environmental and Legal Matters

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

Unconditional Purchase Obligations

The Corporation has contracts to purchase minimum quantities of cobalt chrome through December 2007. Based on contractual pricing at September 29, 2007, the minimum purchase obligations totaled $4,542. Purchases under 2007 contracts totaled approximately $7,507 as of September 29, 2007. These purchases are not in excess of our forecasted requirements.

10. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and gains and losses resulting from currency translations of foreign entities. Comprehensive income (loss) consists of the following:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
		(unaudited)
Net income (loss)	$(1,087)	$450	$5,223	$16,156
Foreign currency translation adjustments	1,768	95	2,705	2,575
Comprehensive income (loss)	$681	$545	$7,928	$18,731

11. Acquisitions

On January 9, 2007, the Corporation’s subsidiary Thornton Precision Components Limited (Thornton) acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively “Clamonta Ltd”), for $10,351 in cash subject to certain post-closing adjustments. The acquisition of Clamonta Ltd expands the Corporation’s Total Solutions® business model into the global aerospace industry and further strengthens our relationship with a key aerospace customer. Results of Clamonta Ltd are included from the date of acquisition.

As of September 29, 2007, the aggregate purchase price was allocated to the opening balance sheet as follows:

Current assets	$3,445
Property, plant & equipment	3,695
Acquired customers (amortized over 15 years)	3,070
Non-compete agreements (amortized over 5 years)	120
Trademarks (indefinite-lived)	1,330
Goodwill	2,972
Current liabilities	(1,768)
Deferred taxes	(1,963)
Capital leases	(550)
Purchase price, net	$10,351

On April 3, 2007, the Corporation’s subsidiary Symmetry Medical USA Inc. acquired all of the stock of TNCO, Inc. (“TNCO”), a privately owned company based in Whitman, Massachusetts for $7,260 in cash, subject to certain post closing adjustments. TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus, and other minimally invasive procedures.

As of September 29, 2007, the aggregate purchase price of $7,260 was allocated to the opening balance sheet as follows:

Current assets	$2,687
Property, plant & equipment	1,740
Acquired technology (amortized over average weighted 8 years)	510
Acquired customers (amortized over 15 years)	1,170
Non-compete agreements (amortized over 5 years)	80
Trademarks (indefinite-lived)	190
Goodwill	1,354
Current liabilities	(471)
Purchase price, net	$7,260

On August 31, 2007, the Corporation’s subsidiary Symmetry Medical USA Inc. acquired all of the stock of Specialty Surgical Instrumentation, Inc. (“SSI”) and UCA, LLC (“UCA”), privately owned companies based in Nashville, Tennessee for $14,986, in cash, subject to certain post closing adjustments. SSI distributes surgical instruments directly to hospitals while UCA distributes sterilization containers directly to hospitals.

The aggregate purchase price is preliminary, subject to adjustment and expected to be finalized in 2008. As of September 29, 2007, the aggregate purchase price was allocated to the opening balance sheet as follows:

Current assets	$6,509
Property, plant & equipment	1,687
Acquired technology (amortized over average weighted 13 years)	350
Acquired customers (amortized over 15 years)	6,630
Non-compete agreements (amortized over 5 years)	100
Trademarks (indefinite-lived)	1,500
Goodwill	5,385
Current liabilities	(4,495)
Deferred income taxes	(2,680)
Purchase price, net	$14,986

On May 2, 2006, the Corporation completed the acquisition of Riley Medical Inc. (“Riley Medical”), a privately-owned company based in Auburn, Maine, for approximately $45,797 in net cash, subject to adjustment for tax impacts to the prevous owners. Riley Medical is a manufacturer of standard and custom cases, trays and containers for the medical device industry with locations in the United States and Switzerland. The acquisition expands the Corporation’s geographic footprint in Europe and the case product line, including several new patents and trademarks.

On August 31, 2006, the Corporation completed the acquisition of Everest Metal’s subsidiary Symmetry Medical Everest, LLC acquired certain assets of Everest Metal Finishing, LLC and the Corporation’s subsidiary Symmetry Medical International, Inc. acquired all of the issued and outstanding stock of Everest Metal International Limited for approximately $9,214 in net cash, plus an earn-out provision. The earn-out provision requires payments of up to approximately $1,081 after the end of 2007 if certain revenue targets are met.

Unaudited Proforma Results The following table represents the proforma results of the Corporation’s operations had the acquisitions of Riley Medical, Everest Metal, Clamonta Ltd, TNCO, SSI and UCA been completed as of the beginning of the periods presented:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
	(unaudited)
Revenue	$79,643	$67,314	$226,638	$227,905
Net Income (loss)	(1,687)	541	4,129	16,634
Earnings per share—basic	$(0.05)	$0.02	$0.12	$0.48
Earnings per share—diluted	$(0.05)	$0.02	$0.12	0.47

12. Subsequent Event

On December 14, 2007, the Corporation, through its wholly owned subsidiaries Symmetry Medical New Bedford, LLC and Symmetry New Bedford Real Estate, LLC (“Symmetry”), entered into a definitive agreement with DePuy Orthopaedics, Inc., (“DePuy”) whereby Symmetry purchased DePuy’s orthopedic instrument manufacturing facility located in New Bedford, Massachusetts (the “Agreement”) for $45,000 in cash, subject to certain post closing adjustments.  The New Bedford acquistion transaction closed on January 25, 2008.  Pursuant to the Agreement, the Corporation purchased substantially all of the assets and real estate held in connection with DePuy’s New Bedford, Massachusetts facility.

In connection with the Agreement, the Corporation and DePuy agreed to enter into a supply agreement which requires DePuy to make minimum purchases from the New Bedford facility for a four year period following the close of the acquisition. The agreement stipulates that these purchases are incremental to other products the Corporation presently or previously produced on DePuy’s behalf. The volume commitment from DePuy totals $106,000 over the four year period.

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

This Form 10-Q reflects the restatement of: i) our previously issued consolidated financial statements for the three months and nine months ended September 29, 2006 and the year ended December 30, 2006; and ii) Management’s Discussion and Analysis, based on the restated quarterly financial information.  These adjustments are discussed in Note 2 to the consolidated financial statements.  Along with this report, we are filing our amended Quarterly Report on Form 10-Q/A for the first and second quarters of fiscal 2007 and our Annual Report for fiscal 2007 on Form 10-K.  We do not intend to amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to fiscal 2007.  The financial information that was presented in previous filings or otherwise reported for these periods is amended by the information in our Annual Report for fiscal 2007 on Form 10-K.  The financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed contemporaneously with this Form 10-Q, provides additional information about our business, operations and financial condition.

During the third quarter 2007, our revenue growth of 8.8% over the second quarter of 2007 was driven by a continued ramp-up in our core orthopedics business and continued momentum from the integration of our acquisitions.  Revenue increased 33.6% in the third quarter 2007 compared to third quarter 2006 as 2007 includes results from our Clamonta, TNCO, SSI and UCA acquisitions. Revenues from our top five orthopedic customers were up 20.5% and represented 54.0% of total revenue. Quarterly revenue from all other customers increased 53.0% compared to the same period last year.  Our long-term strategy is to diversify our customer base and expand into other medical device markets outside of our core hip and knee business, and we continue to make progress on these initiatives.

During 2007, we continued a strategy displayed in 2006 of enhancing our business model through additional acquisitions.  We continue to focus on being the number one provider to the orthopedic OEMs and at the same time continue to work to strengthen our business model by diversifying into other related medical markets.

In January 2007, we acquired Clamonta Ltd located in Warwickshire, UK for approximately $10.4 million in cash. Clamonta was a privately held company that has a 50-year history of supplying precision machined products to the global aerospace industry.  Clamonta’s products will help bridge Symmetry’s Total Solutions® business model into the aerospace industry.  Clamonta reported 2006 revenue of approximately $9.8 million. This acquisition expanded the Company’s added value operation within its existing product expertise and supports a major customer by providing a more complete Total Solution®.  Clamonta is well known in the industry for producing quality engineered products for aircraft engines.  Clamonta’s pre-acquisition management team continues to lead this business unit.  This acquisition helps to diversify the Company and allows us to capitalize on a long term growth cycle in the aerospace industry.

In April 2007, we acquired TNCO located in Whitman, Massachusetts for approximately $7.3 million in cash.  TNCO was a privately held company that has a 40-year history of designing and supplying precision instruments for arthroscopic, laparoscopic, sinus and other minimally invasive procedures. TNCO’s strong intellectual product portfolio and customer relationships extend our product offering into these other medical fields. TNCO reported 2006 revenues of approximately $7.5 million.  TNCO is well known in the industry for designing and producing quality engineered products for minimally invasive procedures. Its operating philosophy closely mirrors our own with its highly skilled engineering team that partners with its clients during the product development cycle and moves efficiently from concept and prototype to production. TNCO sales are expected to benefit significantly as a result of marketing its products through our global sales and distribution network.  TNCO’s management team continues to lead this business unit.  This acquisition is consistent with our strategy to enhance our product offering into medical markets beyond our existing products and allows us to offer our Total Solutions(R) model to an expanded customer base.

In August 2007, we acquired SSI and UCA located in Nashville, Tennessee for approximately $15.0 million in cash and at the same time entered into a two year earn-out agreement with the two principals of SSI and UCA who will receive additional consideration if SSI and UCA meet certain earnings levels for the following two years.  SSI was a privately held company that has a 30-year history of offering targeted sales, marketing and distribution programs to serve the key surgical specialties of neurological, spine, cardiovascular, ENT, laparoscopy, ophthalmology and orthopedics.  SSI’s portfolio includes its own line of Ultra Instruments and includes the UCA – Ultra Container sterilization system, a hospital proven, closed container system that is designed to store and transport sterilized instruments.  The Ultra Instruments, UCA containers and multiple other product lines are offered through SSI’s distribution channels and sell directly into hospitals with their 25 strong sales staff.  The SSI and UCA pre-acquisition management team continues to lead this business unit. This acquisition is consistent with our strategy to enhance our product offering into medical markets beyond our existing products and provides a direct access to hospital and doctors to accelerate our own product designs.

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

Our focus remains on being well positioned for a resurgence of growth in our core orthopedic business, while capitalizing on our market leadership to extend our Total Solutions® approach into other markets.  We have seen increased customer activity during the third quarter of 2007 and believe volume will continue to increase in 2008.  In particular, we continue to expand our engineering resources that produce and provide closer and critical customer relationships on the development of new products.  This local presence in the global marketplace allows us to be closer to our customer base, provide quicker response times and increase our value added services.

Third Quarter Results of Operations

Revenue.   Revenue for the three month period ended September 29, 2007 increased $19.1 million, or 33.6%, to $75.8 million from $56.8 million for the comparable 2006 period.  Revenue for each of our principal product categories in these periods was as follows:

	Three Months Ended
	September 29,	September 30,
Product Category	2007	2006
		(Restated)
	(unaudited) (in millions)
Implants	$23.8	$19.6
Instruments	19.9	14.5
Cases	21.6	16.6
Other	10.5	6.1

Total	$75.8	$56.8

The $19.1 million increase in revenue resulted from increased instrument, implant, case and other revenue of $5.4 million, $4.3 million, $5.0 million, and $4.4 million respectively.  The increase in instrument revenue was primarily driven by incremental customer demand for products as our customers prepare for new product launches.  Revenue also increased by $1.8 million from the acquisition of SSI and $1.4 million from the acquisition of TNCO. The increase in implant revenue was primarily driven by incremental customer demand and by an incremental $2.3 million of impact from our Everest Metal acquisition in August 2006.  The increase in case revenue was primarily driven by incremental customer demand for products as well as increased demand of their new products as they prepare for new product launches.  Other product revenue increased $4.4 million driven by the addition of $2.7 million of revenue from the Clamonta acquisition and continued strong demand from our aerospace customers as they continue to experience strong industry demand.

Gross Profit.  Gross profit for the three month period ended September 29, 2007 increased $1.1 million, or 10.4%, to $11.3 million from $10.2 million for the comparable 2006 period.  The increase in gross profit was due to a higher sales volume for the three month period ended September 29, 2007.  The decline in gross profit as a percentage of sales from 18.1% in 2006 to 14.9% in 2007 was primarily driven by our Sheffield, UK operation which experienced significantly higher costs as a percentage of revenue driven by higher fixed costs for depreciation and other increased costs of manufacturing related to poor operational management.  We have commenced a full and complete review of Sheffield’s operations and anticipate significant improvements in 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three month period ended September 29, 2007 increased $1.6 million, or 22.2%, to $9.0 million from $7.4 million for the comparable 2006 period.  The increase was primarily driven the additional costs related to Everest Metal, Clamonta, TNCO, SSI and UCA which accounted for $1.5 million of the increase, this included $0.3 million of additional intangible asset amortization.  As a percentage of revenue, selling, general and administrative expenses decreased to 11.9% of revenue for the three month period ended September 29, 2007 from 13.0% of revenue for the comparable 2006 period.

Other Expense.   Interest expense for the three month period ended September 29, 2007 increased $0.5 million, or 33.9%, to $1.8 million from $1.4 million for the comparable 2006 period. This increase reflects the additional debt related to the acquisition of Everest Metal, Clamonta, TNCO, SSI and UCA.  This increase was partially offset by the reduction in outstanding capital lease obligations and existing senior term debt through normal amortization.

The derivatives valuation (gains) losses consist of interest rate swap valuations used to mitigate the effect of changing interest rates on net income and foreign currency forward contracts used to mitigate the effect of changes in the foreign exchange rates on net income. The loss of $1.4 million for the three month period ended September 29, 2007 versus the loss of $1.3 million in the comparable 2006 period is due to market fluctuations in these contracts, which are not designated as hedges under Statement of Financial Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities.

Provision for Income Taxes.   Our effective tax rate for the three month period ended September 29, 2007 was significantly impacted by the establishment of a valuation allowance on the net operating loss carry-forward at our Sheffield, UK subsidiary of $0.8 million. In addition, the impact of losses in foreign jurisdictions, which receive a benefit at a lower tax rate, adversely affected the tax rate. The effective tax rate for the three month period ended September 30, 2006 was 15.9% and differed from the US federal statutory rate of 35% as a result of lower tax rates in foreign operations and benefits for research and development and other state tax credits.

Nine Months Results of Operations

Revenue.   Revenue for the nine month period ended September 29, 2007 increased $22.0 million, or 11.7% to $210.3 million from $188.3 million for the comparable 2006 period. Revenue for each of our principal product categories in these periods was as follows:

	Nine Months Ended
	September 29,	September 30,
Product Category	2007	2006
	(unaudited)
		(Restated)
	(in millions)
Implants	$73.7	$69.5
Instruments	50.6	54.1
Cases	58.0	47.8
Other	28.0	16.9

Total	$210.3	$188.3

The $22.0 million increase in revenue resulted from increased implant, case, and other revenue of $4.2 million, $10.2 million, and $11.1 million, respectively. This increase in implant revenue was primarily driven by an incremental $6.6 million of revenue from our Everest Metal acquisition in August 2006 plus incremental customer demand on our core products.  Case revenues include $21.1 million for the nine month period ended September 29, 2007 compared to $15.9 million for the comparable 2006 period from our Riley Medical acquisition. This increase was partially offset by a soft market in the first half of 2007 as our large customers reduced their inventories and maintained smaller launch quantities. Other product revenues increased due to the inclusion of $8.5 million from our Clamonta acquisition completed in January 2007.  These increases were partially offset by decreased instrument revenue of $3.5 million due to slower demand from our top five customers, particularly in the first quarter of 2007, offset by increased revenue of $1.8 million from the SSI and UCA acquisition and $2.4 million from the TNCO acquisition.

Gross Profit.   Gross profit for the nine month period ended September 29, 2007 decreased $7.9 million, or 17.3%, to $37.7 million from $45.7 million for the comparable 2006 period. This decrease in gross profit was driven primarily by a reduced gross profit as a percentage of sales which was 17.9% for the nine month period ended September 29, 2007 compared to 24.3% for the comparable 2006 period. The decline in gross profit as a percentage of sales was primarily driven by our Sheffield, UK operations which experienced significantly higher costs as a percentage of revenue driven by higher fixed costs for depreciation, the adverse impacts of a flood during the second quarter, and other increased costs of manufacturing related to poor operational management.  We have commenced a full and complete review of Sheffield’s operations and anticipate significant improvements in 2008.  Gross margin was also impacted by higher fixed costs from our significant investment in 2005 capacity expansion across our global facilities and a more pronounced sales reduction in our higher margin products within several of our product segments.  We view our global infrastructure as a competitive strength, enabling us to respond quickly to our customers’ high volume demand on short notice. We view our global infrastructure as a competitive strength, and we have made a deliberate decision to keep our infrastructure in place, enabling us to respond quickly to our customers’ needs and produce high volume orders on short notice.

Selling, General and Administrative Expenses.   Selling, general and administrative (SG&A) expenses for the nine month period ended September 29, 2007 increased $3.4 million, or 16.0%, to $24.7 million from $21.3 million for the comparable 2006 period. As a percentage of revenue, SG&A expenses increased to 11.8% of revenue for the nine month period ended September 29, 2007 from 11.3% of revenue for the comparable 2006 period.  SG&A expenses from our Riley Medical, Everest Metal, Clamonta, SSI, UCA and TNCO acquisitions totaled $5.6 million for the nine month period ended September 29, 2007 compared to $1.8 million for the comparable 2006 period.

Other Expense.   Interest expense for the nine month period ended September 29, 2007 increased $2.1 million, or 70.3%, to $5.0 million from $2.9 million for the comparable 2006 period. This increase primarily reflects the increase of interest from new senior term and revolving debt related to our acquisitions in the past year. This increase was offset by reductions in outstanding capital lease obligations and previously held senior term debt through normal amortization.

The derivatives valuation (gains) losses consist of interest rate swap valuations used to mitigate the effect of changing interest rates on net income and foreign currency forward contracts used to mitigate the effect of changes in the foreign exchange rates on net income. The loss of $1.4 million for the nine month period ended September 29, 2007 versus the loss of $1.7 million in the comparable 2006 period is due to market fluctuations in these contracts, which are not designated as hedges under SFAS 133. During the nine month period ended September 29, 2007, we settled three of our foreign exchange rate contracts at a loss of $1.5 million.  No contracts were settled in the comparable 2006 period.

Included in Other is a $0.4 million gain for the nine month period ended September 29, 2007 for the sale of surplus land adjacent to our Sheffield, UK facility. The comparable 2006 period also had a $1.2 million gain on the sale of other surplus land adjacent to our Sheffield, UK facility.

Provision for Income Taxes.   Our effective tax rate was 34.4% for the nine month period ended September 29, 2007 as compared to 28.5% for the comparable 2006 period. This increase in rate was primarily due to the establishment of a valuation allowance on the net operating loss carry-forward at our Sheffield, UK subsidiary of $0.8 million. The provision for income taxes decreased by $3.7 million, or 57.5%, to $2.7 million for the nine month period ended September 29, 2007 from $6.4 million for the comparable 2006 period primarily due to lower pre-tax income.

Liquidity and Capital Resources

Our principal sources of cash in the nine month period ended September 29, 2007 were cash generated from operations and borrowings under our senior credit revolving loan facility and UK revolving credit facility.  Principal uses of cash in the nine month period ended September 29, 2007 included capital expenditures, the acquisition of Clamonta, TNCO, SSI and UCA as well as debt service. We expect that our principal uses of cash in the future will be for working capital, capital expenditures, debt service and to fund mergers and acquisitions.

We completed the acquisition of Clamonta on January 9, 2007 for $10.4 million, subject to adjustment, through the use of the existing cash balances and our $40.0 million senior debt facility.   On April 3, 2007, we completed the acquisition of TNCO for approximately $7.3 million, subject to adjustment, through the use of existing cash balances and our $40.0 million senior debt facility. On August 31, 2007, we acquired Specialty Surgical Instrumentation, Inc. (“SSI”) and UCA, LLC (“UCA”), for approximately $15.0 million through our line of credit.

Operating Activities.   We generated cash from operations of $25.6 million in the nine month period ended September 29, 2007 compared to $25.1 million for the nine month period ended September 30, 2006, an increase of $0.5 million.  Net cash provided by working capital for the nine month period ended September 29, 2007 was $13.2 million higher than the comparable 2006 period.  This improvement in the net change in working capital was offset by a decrease in net income, adjusted for non-cash items, of $14.0 million.

Cash provided by working capital fluctuations was $10.4 million in the nine month period ended September 29, 2007 as compared to a use of $3.2 million in the comparable 2006 period.  In the nine month period ended September 29, 2007, the primary sources of cash for working capital came from an increase in accounts payable, offset by increases in accounts receivable and current income taxes.  In the nine month period ended September 30, 2006, the primary uses of cash for working capital came from a decrease in accounts payable and accrued expenses, offset by a decrease in account receivable and other assets.  These nearly opposite changes in working capital are a result of increasing production activity in the third quarter of 2007 compared to decreasing production activity in the third quarter of 2006.

Investing Activities.  Capital expenditures of $7.2 million were lower by $8.3 million, or 53.6%, in the nine month period ended September 29, 2007 compared to the nine month period ended September 30, 2006.  The acquisition of Clamonta, TNCO, and SSI and UCA used $32.5 million of cash in the 2007 period while acquisition activity in the 2006 period used $54.5 million for Riley Medical and Everest Metal.

Financing Activities.   Financing activities generated $7.4 million of cash due primarily to borrowings on the revolving credit facility and exercise of stock options, offset by payments on long-term debt and capital leases.  Borrowings on the revolving credit facility partially funded the Clamonta, TNCO, SSI and UCA acquisitions.

Capital Expenditures

Capital expenditures totaled $7.2 million for the nine months ended September 29, 2007, compared to $15.2 million for the nine month period ended September 30, 2006. Expenditures were primarily used to equip our Sheffield, UK facility with increased forge capacity for the aerospace products and to maintain production capacity in all of our production facilities.

Debt and Credit Facilities

As of September 29, 2007, we had an aggregate of $84.6 million of outstanding indebtedness, which consisted of $60.5 million of term loan borrowings outstanding under our senior credit facility, $16.3 million of borrowings outstanding under our revolving credit facility, $0.3 million of borrowings under our UK short-term credit facility and $7.5 million of capital lease obligations. We had no outstanding letters of credit as of September 29, 2007.

Our senior credit agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. We were in compliance with our financial and other covenants under the senior credit facility as of September 29, 2007. See Note 12 to the condensed consolidated financial statements.

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

Contractual Obligations and Commercial Commitments

	Payments due by period
		Less than			More than 5
	Total	1 year	1-3 years	3-5 years	years
	(in millions)
Long-term debt obligations (1)	$76.8	$1.9	$20.0	$54.9	$—
Capital lease obligations	12.2	2.7	4.1	1.6	3.8
Operating lease obligations	4.4	1.1	2.0	1.3	—
Purchase obligations (2)	4.5	4.5	—	—	—

Total	$97.9	$10.2	$26.1	$57.8	$3.8

* Less than 1 year is defined as the remainder of fiscal 2007. Following periods are whole fiscal years.

(1) Represents principal maturities only and, therefore excludes the effects of interest and interest rate swaps.

(2) Represents purchase agreements to buy minimum quantities of cobalt chrome through December 2007.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the senior credit facility. We had no letters of credit outstanding as of September 29, 2007.

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

In connection with our acquisitions of TNCO, SSI and UCA, we completed Phase I assessments and did not find any significant issues that need to be remediated. We cannot be certain that environmental issues will not be discovered or arise in the future related to these acquisitions.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 29, 2007, filed contemporaneously with this Form 10-Q, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the nine months ended September 29, 2007.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on

December 31, 2006.  This statement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This statement was adopted by us on December 31, 2006.   The implementation of FIN 48 had no impact on our financial position or results of operations.  As of the beginning of fiscal year 2007, we have unrecognized tax benefits of $0.3 million.  There has been no significant change in the unrecognized tax benefits during the third quarter ending September 30, 2007.

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

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 filed contemporaneously with this report. As of September 29, 2007 our exposure to these risks had not changed materially since December 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), concluded that, as of the end of the fiscal quarter covered by this report, our disclosure controls and procedures were ineffective, as more fully described in Item 9A of our Annual Report on Form 10-K for fiscal year ended December 29, 2007 filed contemporaneously with this Form 10-Q.

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

In addition, subsequent to the fiscal quarter covered by this report, but prior to the filing of this Form 10-Q, several remedial measures were identified and implemented in response to the conclusion reached by our Chief Executive and Chief Financial Officer as of December 29, 2007, that our disclosure controls and procedures were not effective. We did not maintain an effective control environment including a tone of control consciousness that consistently emphasized strict adherence to accounting principles generally accepted in the United States of America at our Thornton Precision Components Limited (“TPC”) subsidiary.  This control deficiency included inadequate operation of entity level controls including monitoring controls that were not sufficiently sensitive in scope and therefore failed to detect and prevent on a timely basis management override of controls at TPC and collusion of TPC’s management team to achieve desired financial accounting results.  In certain instances, information critical to an effective review of transactions and accounting entries was not disclosed to internal and external auditors. As more fully described in our Annual Report on Form 10-K for fiscal year ended December 29, 2007 filed contemporaneously with this Form 10-Q.

PART II OTHER INFORMATION

ITEM 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, which is being filed contemporaneously herewith, which could materially affect our business, financial condition or future results.

ITEM 5 OTHER INFORMATION

(b)                 There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our Schedule 14A filed March 21, 2006.

ITEM 6 EXHIBITS

10.31

Forbearance Agreement, executed October 10, 2007, among Symmetry Medical Inc. as borrower, Wachovia Bank, National Association as Administrative Agent, the lenders identified on the signature pages thereto, General Electric Capital Corporation as Syndication Agent and RBS Citizens, N.A. as Documentation Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 11, 2007).

10.32

Purchase Agreement, dated August 29, 2007, between Symmetry Medical USA Inc. and Louis C. Wallace and Charles O. Mann, Jr. (incorporated by reference to Exhibit 10.1 to our Form 8-K filed November 8, 2007).

10.33

Real Property Sale and Purchase Agreement, dated August 29, 2007 between Symmetry Medical USA Inc. and MFW Investments (incorporated by reference to Exhibit 10.2 to our Form 8-K filed November 8, 2007).

10.34

Earn-Out Agreement, dated August 29, 2007 between Symmetry Medical USA Inc. and Louis C. Wallace and Charles O. Mann, Jr. (incorporated by reference to Exhibit 10.3 to our Form 8-K filed November 8, 2007).

10.35

Employment Agreement, executed October 17, 2007, by and between Symmetry Medical, Thornton Precision Components Limited and John Hynes (incorporated by reference to Exhibit 10.4 to our Form 8-K filed November 8, 2007).

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

April 23, 2008

SYMMETRY MEDICAL INC.

By	/s/ Brian S. Moore
Brian S. Moore,
President and Chief Executive Officer
(Principal Executive Officer)

By	/s/ Fred L. Hite
Fred L. Hite,
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)