Form 10-K
period 2007-12-29
Symmetry Medical Inc.
filed 2008-04-24
CIK 1292055

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-116038

SYMMETRY MEDICAL INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-1996126 (I.R.S. Employer Identification No.)
3724 North State Road 15, Warsaw, Indiana (Address of principal executive offices)	46582 (Zip Code)
Registrant's telephone number, including area code: (574) 268-2252

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

          Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

          Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid 0MB control number.

          Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 1 5(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter) is not contained in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and" smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

          The aggregate market value of voting stock of Symmetry Medical Inc. held by non-affiliates of the Registrant as of June 30, 2007, based on the closing price was $16.01, as reported by the New York Stock Exchange: Approximately $567,309,371.

          Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes    ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          The number of shares outstanding of the registrant's common stock as of April 3, 2008 was 35,466,654

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information is incorporated into Part III of this report by reference to the Registrant's 2008 Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

        Throughout this Annual Report on Form 10-K, or in other reports or registration statements filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in documents we incorporate by reference or in press releases or oral statements made by our officers or representatives, we may make statements that express our opinions, expectations, or projections regarding future events or future results, in contrast with statements that reflect historical facts. These predictive statements, which we generally precede or accompany by such typical conditional words such as "anticipate," "intend," "believe," "estimate," "plan," "seek," "project," "potential," or "expect," or by the words "may," "will," "could," or "should," and similar expressions or terminology are intended to operate as "forward-looking statements" of the kind permitted by the Private Securities Litigation Reform Act of 1995. That legislation protects such predictive statements by creating a "safe harbor" from liability in the event that a particular prediction does not turn out as anticipated.

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

        We also refer you to and believe that you should carefully read the portion of this report described in "Risk Factors" to better understand the risks and uncertainties that are inherent in our business and in owning our securities.

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

Explanatory Note Regarding Our Restatement

        On October 4, 2007, we issued a press release and filed a Current Report on Form 8-K with the Securities and Exchange Commission (the "SEC") in which we announced that, due to the apparent overstatement of revenues by our Sheffield, United Kingdom ("UK") operating unit, it may be necessary for us to restate our financial statements for the periods subsequent to June 2003, and that as a result our historical financial statements for those periods can no longer be relied upon. On November 12, 2007, we filed a Current Report on Form 8-K with the SEC in which we announced that the potential irregularities in the financial reporting by our Sheffield, UK operating unit also includes the overstatement of inventory and other matters. The Sheffield, UK operating unit is part of our Thornton Precision Components Limited subsidiary.

        This Form 10-K reflects the restatement of: i) our previously issued consolidated financial statements for the 2005 and 2006 fiscal years (including the interim periods within 2006) and the first and second quarters of fiscal 2007; ii) selected financial data for the 2003, 2004, 2005 and 2006 fiscal years, and iii) Management's Discussion and Analysis, based on the restated annual and quarterly financial information. These adjustments are discussed in Note 3 to the consolidated financial statements. Along with this report, we are filing our amended Quarterly Reports on Form 10-Q/A for the first and second quarters of fiscal 2007 and the delayed third quarter of fiscal 2007 on Form 10-Q. We do not intend to amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to fiscal 2007. The financial information that was presented in previous filings or otherwise reported for these periods is amended by the information in this Annual Report on Form 10-K. The financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

        Upon discovery of the accounting irregularities, the Audit Committee engaged special legal counsel who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. That investigation has concluded that the irregularities were isolated to our Sheffield, UK operating unit.

        We have quantified the impact of the irregularities identified at our Sheffield, UK operating unit, and are restating our financial statements to correct those irregularities. The restatements correct misstatements within accounts receivable, inventory, accounts payable, property, plant and equipment and the corresponding income tax and profit and loss impacts. Furthermore, once the restated financial performance was known, an impairment of goodwill and certain other intangibles at that subsidiary occurred. Consequently, the 2005 restated financial statements reflect the write-off of these intangible assets. The Audit Committee engaged Ernst & Young LLP to audit our restated consolidated financial statements for fiscal 2005 and 2006, while simultaneously completing its audit of our 2007 fiscal year. Ernst & Young LLP was also engaged to re-review our quarterly consolidated financial statements for fiscal 2006 and 2007. The adjustments made as a result of the restatements are more fully discussed in Note 3 to the consolidated financial statements.

PART I

ITEM 1.    BUSINESS

General

        Symmetry Medical Inc. (which we sometimes refer to, together with our consolidated subsidiaries, as the "Company", "we", "our" or "Symmetry") is a leading independent provider of implants and related instruments and cases to global orthopedic device manufacturers. We design, develop and produce these products for companies in other segments of the medical device market, including the dental, osteobiologic and endoscopy segments, and we also provide limited specialized products to non-healthcare markets, such as the aerospace market. Our Total Solutions® approach presents our customers with a broad range of products, as well as comprehensive design, engineering and project management services and state of the art production capabilities to help them bring their implant systems to market quickly and efficiently. We believe that our Total Solutions® approach gives us a competitive advantage.

        During fiscal year 2007, we generated revenue of $290.9 million, derived primarily from the sale of products to the orthopedic device market and other medical markets. Our Total Solutions® approach is supported by an experienced team of designers, development engineers, logistics specialists and by our global sales force that work with our customers to coordinate all of our products.

        Our primary products include:

  •
  implants, including forged, cast and machined products for the global orthopedic device market;

  •
  instruments used in the placement and removal of orthopedic implants and in other surgical procedures;

  •
  cases, including plastic, metal and hybrid cases used to organize, secure and transport medical devices for orthopedic, endoscopy, dental and other surgical procedures; and

  •
  other specialized products for non-healthcare markets, primarily the aerospace market.

History

        Our business was established in 1976 as a supplier of instruments to orthopedic device manufacturers. Symmetry Medical Inc. was incorporated in Delaware on July 25, 1996. During the 1990s, we made several acquisitions, which expanded our customer base, enhanced our instrument product offerings and extended our product line to include cases designed for various medical devices and their related instruments. In October 2000, investment funds controlled by Olympus Partners acquired control of Symmetry through a recapitalization. In June 2003, we acquired Mettis (UK) Limited, a leading manufacturer of forged, cast and machined implants for the global orthopedic device market. The Mettis acquisition significantly expanded our product offerings and increased our European presence, allowing us to develop and manufacture implants, instruments and cases for orthopedic device manufacturers on a global basis. In December 2004, we completed an initial public offering of our common stock.

Recent Acquisitions

        Since 2005, we have completed six acquisitions.

  •
  Riley Medical.    On May 2, 2006 we acquired all of the stock of Riley Medical, Inc., a privately owned company based in Auburn, Maine, and Riley Medical Europe S.A., its Swiss subsidiary (collectively "Riley Medical"). Riley Medical specializes in cases and trays for the orthopedic industry and was acquired for approximately $45.8 million. The acquisition of Riley Medical expands our product offering of medical cases and trays to the medical markets, including many patented products.

  •
  Everest Metal.    On August 31, 2006, we acquired certain assets of Everest Metal Finishing, LLC located in Monsey, New York, and all of the issued and outstanding stock of Everest Metal International, Limited located in Cork, Ireland (collectively "Everest Metal") for approximately $10.3 million. Everest Metal specializes in machining and finishing for the orthopedic industry.

  •
  Clamonta Ltd.    On January 9, 2007, for approximately $10.4 million we acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, United Kingdom and the holding company of Clamonta Limited collectively referred to as ("Clamonta Ltd"). Clamonta Ltd machines and finishes products for the global aerospace industry.

  •
  TNCO, Inc.    On April 3, 2007, we acquired all of the stock of TNCO, Inc., a privately owned company based in Whitman, Massachusetts ("TNCO"). TNCO has a forty year history of designing and supplying instruments for arthroscopic, laparoscopic, sinus and other minimally invasive procedures. TNCO was acquired for approximately $7.3 million and allows us to leverage our instrument manufacturing while also leveraging their customer base in a non-orthopedic industry.

  •
  Specialty Surgical Instrumentation, Inc. and UCA, LLC.    On August 31, 2007, we acquired Specialty Surgical Instrumentation, Inc. ("SSI") and UCA, LLC ("UCA"), privately owned companies based in Nashville, Tennessee. SSI distributes surgical instruments directly to hospitals while UCA distributes sterilization containers directly to hospitals. SSI and UCA were acquired for approximately $15.0 million. The addition of SSI and UCA allows us to offer a broad array of medical instruments and related products to our customer base. This includes over 10,000 individual items, many of which are held in inventory for quick delivery. For Symmetry Medical, this is our first entry into the medical product distribution industry which provides us direct access to hospitals.

  •
  New Bedford.    On January 25, 2008 we acquired DePuy Orthopaedics, Inc.'s New Bedford, Massachusetts instrument manufacturing facility ("New Bedford") for approximately $45.0 million. This facility manufactures orthopedic instruments as well as general surgical instruments and small implants. In connection with the acquisition, we entered into a supply agreement which will require DePuy to make minimum purchases from the New Bedford facility for a four year period following the January 25, 2008 closing. The agreement stipulates that these purchases are incremental to other products we presently or previously produced on DePuy's behalf. The volume commitment from DePuy totals $106 million over the four year period.

Our Total Solutions® Approach

        We believe that we have created a distinctive competitive position in the orthopedic device market based upon our Total Solutions® approach. Our acquisition of Mettis in June 2003 expanded our products, enabling us to offer an integrated outsourcing solution to the orthopedic market. Our Total Solutions® approach presents our customers with a broad range of products, as well as comprehensive design, engineering and project management services and state of the art production capabilities to help bring their implant systems to market quickly and efficiently. Our Total Solutions® offering is based on:

  •
  Comprehensive offerings.    We can support our customers' new product offerings from product concept through market introduction and thereafter, by providing seamless design, engineering, prototyping and manufacturing offerings.

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

  •
  Precision manufacturing expertise.    Our extensive expertise and know-how enable us to produce large volumes of specialized products to our customers' precise standards, which we believe makes us a supplier of choice to the largest orthopedic companies. Our core production competencies include net shaped forging, precision casting, thermo forming, precision sheet metal working and machining/finishing.

  •
  Quality and regulatory compliance.    Our quality systems are based upon and in compliance with International Organization for Standardization, or ISO, requirements and, where applicable, United States Food and Drug Administration ("FDA") regulations. We believe our level of quality and regulatory compliance systems meet our customers' expectations.

  •
  Global reach.    Our manufacturing capabilities in the United States, Europe and Asia allow us to offer single-source products to our multinational customers, and the geographic breadth of our experienced sales force effectively brings our Total Solutions® approach to customers globally.

        We believe that our Total Solutions® approach offers a number of benefits to our customers, including:

  •
  Shorter time to market.    Our design, engineering and prototyping skills, as well as our ability to transition seamlessly from product development to production of implants, instruments and cases, enable our customers to reduce time to market for their new products.

  •
  Reduced total product acquisition costs.    Our comprehensive offerings, including design, engineering, prototyping, project management, production and inventory control, allow our customers to reduce their procurement costs and inventory levels, resulting in lower product acquisition costs.

  •
  Increased focus on marketing and research and development efforts.    Our extensive production capabilities and comprehensive offerings provide a one-stop outsourcing solution and allow our customers to focus their resources on their design, development and marketing efforts.

  •
  Rationalized and reliable supply chain.    Our scale, scope of products and Total Solutions® approach allow large orthopedic companies to reduce the number of their independent suppliers and streamline their operations.

  •
  Enhanced product consistency on a global basis.    Our extensive production platform, Total Solutions® approach and international presence allow us to meet global demand for orthopedic devices, which is expected to increase.

        Since 2003, we have expanded our Total Solutions® offering with the acquisitions of Riley Medical, Everest Metal, TNCO, SSI, UCA and New Bedford. Riley Medical expanded our product offering of medical cases and trays to non-orthopedic medical markets and includes many patented products. Everest Metal added new and expanded implant finishing to our core offering. TNCO adds minimally invasive instrumentation including several patented products. SSI and UCA allow us to offer a broad array of medical instruments and related products directly to hospitals.

Business Strategy

        Our goal is to increase our share of the orthopedic device market and to leverage our strengths to expand in other medical device market segments. The key elements of our business strategy are to:

  •
  Develop strategic relationships with our customers through access to key decision makers.    Our scale, scope of products and Total Solutions® approach, positions us as an important partner to our customers. This position gives us access to key decision makers, with whom we intend to continue to build strategic relationships.

  •
  Capitalize on our Total Solutions® approach.    We believe that our Total Solutions® approach shortens product development cycles, reduces design and manufacturing costs and simplifies purchasing and logistics, and we intend to aggressively market these benefits to our customers.

  •
  Increase sales to existing customers by cross selling products and offerings.    Our cases are currently sold in nearly every segment of the medical device market. We believe that our diverse customer base offers us a natural entry point to new orthopedic and non-orthopedic customers for our implants and instruments.

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

  •
  Increase new product offerings.    Our Design and Development Centers provide expertise and coordination for our design, engineering and prototyping offerings. We intend to use the dedicated expertise of our Design and Development Centers to generate additional development projects with our customers and to expand our line of innovative and independently developed instruments and cases.

  •
  Collaborate with emerging companies.    We believe that new and innovative medical device companies are creating a meaningful market presence and that our Total Solutions® approach positions us to help these companies, many of which may have limited resources.

  •
  Continued global expansion.    Our global facilities allow us to serve the global medical marketplace. We believe that having local facilities near our global customers and closer to the end consumer allows us to better serve their needs. In December 2006, we opened a new facility in Malaysia to better serve our customers in Asia. During 2007 and in the near future, we plan to significantly expand our Malaysia facility to include additional products.

  •
  Leverage Technology.    Our expertise in metal processing and in particular high integrity net shape forging enables us to develop a role as a niche supplier in certain other markets most notably the aerospace sector where we supply engine aerofoil blades and other similar parts.

        We believe all of our acquisitions support our stated strategies and strengthen our business model because they diversify our sales into other medical markets, which allows us to cross sell our products, increase our product offerings and provide strategic locations that we can use as a base for expansion of our business.

Products

        We design, develop and manufacture implants and related surgical instruments and cases for orthopedic device companies. We also design, develop and manufacture products for companies in other medical device markets, such as dental, osteobiologic and endoscopy, and we provide specialized products used in the aerospace and other non-healthcare markets. Our revenue from the sale of implants, instruments, cases and other products represented 33.3%, 27.2%, 26.5% and 13.0%, respectively, of our revenue in fiscal 2007, compared with 37.5%, 27.3%, 25.4% and 9.8% respectively, of our revenue in fiscal 2006. Our recent acquisitions of Riley Medical and UCA expanded our case product line, Everest Metal expanded our implant product line, and Clamonta Ltd expanded our aerospace products which we report in the product line that we categorize as Other, TNCO and SSI expanded our instrument product line, and New Bedford expanded our instrument product line as well as our implant product line.

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

        Our primary implant products and their applications are:

  •
  Knees.    The knee joint includes the surfaces of three distinct bones: the lower end of the femur, the upper end of the tibia or shin bone, and the patella (knee cap). Cartilage on any of these surfaces can be compromised by disease or injury, leading to pain and inflammation that may require knee reconstruction. Our knee implants include a femoral component, a patella, a tibial tray and an articulating surface (placed on the tibial tray) and are used in total knee reconstruction, partial knee reconstruction and revision procedures. We provide one or more, and in some cases, all of these implants for our customers' knee implant systems. We use proprietary manufacturing know-how and advanced computer aided simulation techniques to produce tight tolerance near-net shaped to net shaped tibial implants that require minimal if any machining.

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

Instruments

        We make high-precision surgical instruments used in hip, knee and shoulder reconstruction procedures, as well as in spinal, trauma and other implant procedures. We design, develop and manufacture implant-specific and procedure-specific instruments. We typically do not manufacture general surgical instruments, but will procure them as an offering to our customers in order to provide our customers with complete instrument sets. We have several reamer systems used by many of our large customers. We currently have over 1,500 Symmetry standard products in our catalog plus over 10,000 individual items sold through SSI directly to hospitals.

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

        We seek to collaborate with our customers early in the development process to facilitate the concurrent design of the implant system and the instruments that will accompany the system. Our implant-specific instruments generally include customized reamers, cutting blocks, broaches, rasps, guides and other instruments designed to accommodate the unique size, shape and other features of our customers' implant systems. These instruments are used by the surgeon to cut and shape bone and cavities during the surgical procedure and to align and fit the implant system. We are recognized in the orthopedic community for constructing these instruments to extremely tight tolerances.

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

        Our Symmetry products include successful hip and knee revision systems. Instruments that make up revision systems, which are used to remove orthopedic implants, are typically designed for a specific type of procedure but can be used to remove various brands of implants. These self-contained systems include an assortment of osteotome blades that assist the surgeon in separating an implant from cement or bone in-growth where access is limited, while minimizing damage to the bone. Our established revision systems can also be readily modified for a customer by adding additional instruments. With the acquisition of SSI in August 2007, we now distribute a wide array of instruments and related products directly to hospitals.

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

        We also produce standard cases which are primarily used in the non-orthopedic market segments where the security or presentation of the instruments and devices is less important. Over the past several years, we have made a significant investment to obtain 510(k) clearance for our PolyVac line of standard cases through the FDA pre-market notification process. We believe this allows our customers to reduce time to market and to reallocate financial and human resources that would otherwise be spent on compliance efforts, which provides us with a significant competitive advantage in selling our standard cases.

        We have more than 50 patents related to our case designs and manufacturing processes. We believe that our complete line of plastic, metal and hybrid product offerings strategically positions us in the case market. Riley Medical expanded our product offering into other medical markets and provides many new patented products for us to leverage across our customer base. Our acquisition of UCA expanded our product offering into medical containers which are used by hospitals to hold instruments when they are sterilized.

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

  •
  Other Cases.    We also manufacture and sell cases for arthroscopy, osteobiologic, endoscopy, cardiovascular, ophthalmology, diagnostic imaging and ear, nose and throat procedures as well as sterilization containers.

Specialized Non-Healthcare Products

        We offer specialized non-healthcare products on a limited basis. One of our UK based facilities produced a range of cutting tools, cutlery and surgical instruments in the 1950s. This facility evolved to focus on net shaped forgings, which resulted in a business focusing on orthopedic instruments and aerospace products for jet engines in the late 1990s. Thereafter, this facility began focusing our net shaped forging capabilities on orthopedic implants and shifting our non-healthcare operations toward product development support and specialized products. Our core design, engineering and manufacturing competencies give us the expertise to offer aerospace products. Our aerospace products primarily are net shaped aerofoils and non-rotating aircraft engine forgings produced for our aerospace customers. Our acquisition of Clamonta Ltd in January 2007 expands our offering in the aerospace industry by adding aerospace machining capabilities to our offering.

Product Development

        Our Design and Development Centers provide dedicated expertise and greater coordination for our design, engineering and prototyping offerings. The main Design and Development Center is located in Warsaw, Indiana, and brings together talented engineering and design personnel and provides them with state-of-the-art design software and prototyping equipment. Our Design and Development Centers serve to centralize and better institutionalize our design and engineering knowledge and creates a fertile environment for new product development. We can coordinate the product development projects for our customers as well as the efforts of our engineers and designers in order to ensure that we have the appropriate people and technology focused on particular product development initiatives. We also have Design & Development Centers in Manchester, New Hampshire, Lansing, Michigan, Cheltenham, UK and Penang, Malaysia.

        We seek to collaborate with our customers' product development teams and to assist in the design, engineering and prototyping of new medical device systems from the beginning of the development process. Our sales staff is technically trained and works closely with our customers' staff. As new product concepts are formulated, our sales people bring in our design and engineering personnel and utilize the resources of our Design and Development Centers to provide dedicated design teams with exceptional knowledge and experience. As a project evolves, we can rapidly create prototypes of the proposed product, instrument, case or implant. Working closely with our customers through the conceptual, planning and prototyping stages positions allows us to quickly scale up for manufacturing of the product.

        In addition to supporting our customers' product development efforts, our Design and Development Centers are continuously developing our own product lines, which we refer to as Symmetry products. We develop products by utilizing years of experience and knowledge, investing in research and development and continually seeking to expand our knowledge of the marketplace by consulting surgeons and other end users of our products. We currently offer over 1,500 Symmetry products, including instruments for minimally invasive surgical implant procedures and hip and knee revision systems.

Environmental Issues

        Our discussion of environmental issues is presented under the caption "Environmental" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Capital Investment

        Information concerning our capital expenditures is presented under the caption "Capital Expenditures" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Customers

        We supply our products primarily to manufacturers in the medical device market. Our customers include all of the large orthopedic device manufacturers, including Biomet Inc., DePuy Inc. (a subsidiary of Johnson & Johnson), Medtronic Sofamor Danek, Smith & Nephew plc, Stryker Corporation and Zimmer Holdings, Inc. We also have established relationships, primarily through our case product offerings, with leading medical device manufacturers and distributors in numerous other medical device market segments, including Cardinal Health, Inc., 3i and St. Jude Medical Inc. With the addition of SSI and UCA, we now serve over 1,000 additional customers who own multiple hospitals.

        We sold to approximately 1,850 customers in fiscal 2007. Sales to our ten largest customers represented 66.9% and 71.9% of our revenue in fiscal 2007 and 2006, respectively. Our two largest customers accounted for 17.9% and 11.7% of our revenue in fiscal 2007 and our two largest customers accounted for 22.9% and 12.6% of our revenue in fiscal 2006. Our two largest customers in alphabetical order in fiscal 2006 were DePuy and Zimmer and our two largest customers in alphabetical order for fiscal 2007 were DePuy and Zimmer. No other customer accounted for more than 10% of our revenue in fiscal 2007 or fiscal 2006. We typically serve several product teams and facilities within each of our largest customers, which mitigate our reliance on any particular customer. We also reduced our concentration in the orthopedic industry with the acquisitions of Riley Medical, TNCO, SSI and UCA, which are primarily in non-orthopedic medical markets, and Clamonta Ltd, which serves the aerospace industry. We may experience a seasonal impact of the orthopedic industry on revenue in the third quarter because many of our products are used in elective procedures that tend to decline to some degree during the summer months.

        We sell our products to customers domestically and in a number of regions outside the United States. In addition, our customers often distribute globally products purchased from us in the United

States. Set forth below is a summary of revenue by selected geographic locations in our last three fiscal years, based on the location to which we shipped our products:

Percent of Revenue by Geographic Location

	Fiscal Year Ended
	2007	2006	2005
		(Restated)	(Restated)
United States	61.1%	63.7%	65.0%
United Kingdom	18.8%	13.5%	11.1%
Ireland	9.1%	10.2%	11.9%
Other foreign countries	11.0%	12.6%	12.0%

Total net revenues	100.0%	100.0%	100.0%

Sales and Marketing

        Our sales and marketing efforts emphasize our design and engineering expertise, internally developed Symmetry products, manufacturing capabilities, international distribution network and our ability to provide customers with a comprehensive product offering. We are increasingly presenting our products to customers in a Total Solutions® concept which offers the customer a collaborator for developing complete implant, instrument and case solutions.

        We have over 70 sales and marketing personnel worldwide serving our Original Equipment Manufacturer ("OEM") customers and more than 25 direct sales personnel selling directly to hospitals through SSI and UCA. In addition to our internal sales efforts, we also sell standard cases through distributors. Our sales personnel are trained in all of our products in order to cross-sell and identify opportunities outside their immediate area of focus. We typically serve several product teams and facilities within each OEM customer which diminishes our reliance on any one purchasing decision. Our customer base for cases extends into nearly every segment of the medical device market. We believe there is a significant opportunity to leverage our existing relationships among this customer base to achieve greater penetration of our customized instrument and implant products. We intend to increase our marketing of implants, instruments and our Total Solutions® concept to these customers.

        Our sales personnel are technically trained and are based in close proximity to or located at our largest customers' sites. This physical proximity allows sales personnel to engage quickly with the marketing, design, engineering and purchasing staffs of these orthopedic device manufacturers. Our sales people are empowered to bring in design and engineering product development teams to facilitate a customer's efforts. Our goal is to collaborate with customers early in the development cycle and to continue through production, packaging, delivery and logistics.

Manufacturing

        We have manufacturing facilities in the United States, United Kingdom, France, Switzerland, Ireland and Malaysia. We have made investments in recent years to modernize our production facilities, improve our production processes and develop superior technical skills that complement our manufacturing capabilities. These investments have allowed us to continue to improve the quality of our products, increase our manufacturing capacity and improve our efficiency. Our manufacturing processes include:

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

        The majority of products that we produce are customized to the unique specifications of our customers. Our ability to maintain flexible operations is an important factor in maintaining high levels of productivity. We endeavor to use "just-in-time" manufacturing and flexible manufacturing cells in our production processes. Just-in-time manufacturing is a production technique that minimizes work-in-process inventory and manufacturing cycles. Manufacturing cells are clusters of individual manufacturing operations and work stations grouped in a circular configuration, with the operators placed centrally within the configuration. Cell manufacturing provides flexibility by allowing efficient changes to the number of operations each operator performs, which enhances our ability to maintain product volumes that are consistent with our customers' requirements and reduce our level of inventory.

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

Quality Assurance

        We maintain a comprehensive quality assurance and quality control program, which includes the control and documentation of all material specifications, operating procedures, equipment maintenance and quality control methods. Our quality systems are based upon FDA requirements and the ISO standards for medical device manufacturers. We believe that all of our facilities are currently in substantial compliance with regulations applicable to them. For example, in the United States and United Kingdom these regulations include the current good manufacturing practice regulations and other quality system regulations imposed by the FDA. Our Sheffield, United Kingdom facility and our United States based facilities are registered with and audited by the FDA. Our line of PolyVac standard cases received FDA 510(k) clearance, which can reduce our customers' burden in obtaining FDA approval. Our facilities have obtained numerous industry-specific quality and regulatory assurance certifications.

Competition

        Our OEM customers, to varying degrees, are capable of internally developing and producing the products we provide. While we believe that our comprehensive offerings and core production competencies allow medical device companies to reduce costs and shorten time to market, one or more of our customers may seek to expand their development and manufacturing operations which may reduce their reliance on independent suppliers such as ours. We compete on the basis of development capability, breadth of product offering, manufacturing quality, cost and on time delivery.

        We also compete with independent suppliers of implants, instruments and cases to medical device companies. The majority of these suppliers are privately owned and produce some, but not all, of the products required in orthopedic implant systems. We believe that we are the only independent supplier to offer a complete implant, instrument and case solution to orthopedic device manufacturers. We compete with other independent suppliers primarily on the basis of development capability, breadth of product offering, manufacturing quality, cost and on time delivery. We believe that we are the largest independent supplier of implants, instruments and cases to orthopedic device manufacturers. However, other independent suppliers may consolidate and some of our current and future competitors, either alone or in conjunction with their respective parent corporate groups, may have financial resources and research and development, sales and marketing, and manufacturing capabilities and brand recognition that are greater than ours.

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

        We currently own 103 total issued patents and 48 patents pending related to our cases and instruments. These patents expire at various times beginning in 2011 and ending in 2025. We also have 38 patent applications at various stages of approval. Our policy is to aggressively protect technology, inventions and improvements that we consider important through the use of patents, trademarks, copyrights and trade secrets in the United States and significant foreign markets. The acquisition of Riley Medical in May 2006 expanded our portfolio of patented case and tray products. If our products were found to infringe any proprietary right of a third party, we could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or other proprietary information we own and to determine the validity and scope of our proprietary rights.

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

Employees

        As of March 29, 2008 we had 2,449 employees. Our employees are not represented by any unions. From time to time in the past, however, some of our employees have attempted to unionize at two of our facilities. We believe that we have a good relationship with our employees.

Government Regulation

        Our business is subject to governmental regulation. We are subject to federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at our facilities and at off-site disposal locations. We are not aware of any material noncompliance with the environmental laws currently applicable to our business and we are not subject to any material claim for liability with respect to contamination at any company facility or any off-site location. We cannot assure you that we will not be subject to such environmental liabilities in the future as a result of historic or current operations.

        As a component manufacturer, our medical products are subject to regulation by the FDA. The FDA and related state and foreign governmental agencies regulate many of our customers' products as medical devices. In many cases, the FDA must approve those products prior to commercialization. We believe that our existing medical manufacturing plants comply with current Good Manufacturing Practices as applicable.

        We have "master files" on record with the FDA. Master files may be used to provide confidential detailed information about facilities, processes, or articles used in the manufacturing, processing, packaging and storing of one or more medical device components. These submissions may be used by device manufacturers to support the premarket notification process required by Section 510(k) of the federal Food Drug & Cosmetic Act. This notification process is necessary to obtain clearance from the FDA to market a device for human use in the United States.

        We are also subject to various other environmental, transportation and labor laws as well as various other directives and regulations both in the U.S. and abroad. We believe that compliance with these laws will not have a material impact on our capital expenditures, earnings or competitive position. Given the scope and nature of these laws, however, there can be no assurance that they will not have a material impact on our results of operations. We assess potential contingent liabilities on a quarterly basis. At present, we are not aware of any such liabilities that would have a material impact on our business.

Executive Officers of the Registrant

        Set forth below are the name, age, position and a brief account of the business experience of each of the Corporation's executive officers, and key employees, as of December 29, 2007.

Name	Age	Position
Executive Officers:
Brian S. Moore	61	President and Chief Executive Officer
Fred L. Hite	39	Senior Vice President and Chief Financial Officer
D. Darin Martin	56	Senior Vice President, Quality Assurance/Regulatory Affairs and Compliance Officer
Michael W. Curtis	53	Senior Vice President and Chief Operating Officer, USA
John J. Hynes	47	Senior Vice President and Chief Operating Officer, Europe
Richard J. Senior(1)	44	Senior Vice President and General Manager, Europe

(1)
Resigned January 14, 2008

        BRIAN S. MOORE, has served as the Corporation's President and Chief Executive Officer and a director of the Corporation since the Corporation's acquisition of Mettis in June 2003. From April 1999 to June 2003, Mr. Moore served as the Chief Executive Officer of Mettis Group Limited, the parent company of Mettis. From April 1994 to March 1999, Mr. Moore held various positions with EIS Group plc, including Chairman of the Aircraft and Precision Engineering Division, and from 1987 to 1999, Mr. Moore served as Chief Executive Officer of AB Precision (Poole) Limited. Prior thereto, Mr. Moore served in various management positions at Vanderhoff plc, Land Rover Vehicles, Bass Brewing and Prudential Insurance, and as the Financial Director for a subsidiary of GEC Ltd. (UK). Mr. Moore has qualified as a Graduate Mechanical Engineer by the Institution of Mechanical Engineers (the qualifying body for mechanical engineers in the United Kingdom) and as an Accountant with the UK Chartered Institute of Management Accountants.

        FRED L. HITE has served as the Corporation's Senior Vice President and Chief Financial Officer since March 2004. From 1997 to 2004, Mr. Hite served in various capacities at General Electric Industrial Systems, including Finance Manager of General Electric Motors and Controls from 2001 to 2004, Manufacturing Finance Manager from 2000 to 2001 and Finance Manager of Engineering Services from 1997 to 2000. From 1995 to 1997, Mr. Hite served as Sourcing Finance Manager and Commercial Finance Analyst at General Electric Industrial Control Systems. From 1990 to 1995, Mr. Hite served in various finance positions at General Electric Appliances. Mr. Hite received a B.S. in Finance from Indiana University.

        D. DARIN MARTIN has served as the Corporation's Senior Vice President of Quality Assurance, Regulatory Affairs, and Chief Compliance Officer since June 2003. From 1994 to 2003, Mr. Martin served as the Corporation's Vice President of Quality Assurance and Regulatory Affairs. Mr. Martin joined the Corporation in 1990 as Director of Quality Assurance. From 1984 to 1990, Mr. Martin served as Quality Assurance Supervisor for Owens-Illinois Inc.'s Kimble HealthCare Division. Mr. Martin has been a member in various medical device industry associations, including a 20 year membership with the American Society of Quality, Biomedical Devices-NE Indiana Division. Mr. Martin received a B.S. in Business Management from Ball State University, a S.P.C. Instructor Certification from Baldwin-Wallace College and a M.B.A. from Kennedy-Western University.

        MICHAEL W. CURTIS was promoted by the Board of Directors as the Corporation's Senior Vice President and Chief Operating Officer, USA as of January 1, 2008. Mr. Curtis joined the Company in November 2002. Prior to joining the Corporation, Mr. Curtis served as Vice President of Operations for Lightchip, Inc. from May 2000 to 2002, and from 1998 to 2000, Mr. Curtis served as Vice President/General Manager of Communications Products at Thomas & Betts Corporation. From 1994 to 1997, Mr. Curtis was employed at Amphenol Aerospace—Amphenol Corporation, initially as a Business Unit Manager and subsequently as Director of Filter Products. From 1976 through 1994, Mr. Curtis served in various capacities at Hamilton Standard Division of United Technologies Corporation, the last of which was Product Line Manager. Mr. Curtis received his B.S., M.B.A. and M.S. in Engineering Management from Western New England College.

        JOHN J. HYNES was appointed by the Board of Directors on October 17, 2007 as the Corporation's Chief Operating Officer, Europe, effective November 1, 2007. Prior to his appointment, from April 2004 until October 2007, Mr. Hynes was employed by Rolls-Royce PLC where he served as Supply Chain Director from January 2007 to present, Supply Chain Control Director from May 2006 to January 2007 and Logistics Director from April 2004 to March 2006. Prior to Rolls-Royce, Mr. Hynes served as the General Manager of Land Rover Group Ltd. from May 1998 to April 2004. Mr. Hynes received his Masters Degree in Business Administration from Warwick University as well as attending Ford's Lean Manufacturing Academy in Liverpool.

        RICHARD J. SENIOR served as Senior Vice President and General Manager of the Corporation's European Operations since the Corporation's acquisition of Mettis in June 2003. He previously served in various capacities at Mettis in the Thornton Precision Components operating unit, including Managing Director from 1999 to 2003, Director and General Manager from 1997 to 1998, Operations Director from 1995 to 1996, Production Manager during 1995, CMR Operations Manager from 1993 to 1994 and Orthopedic Sales Manager (UK) from 1990 to 1995. Mr. Senior attended Myers Grove Comprehensive School in the United Kingdom.

        On October 4, 2007, Richard J. Senior was placed on suspension pending the results of the investigation into accounting irregularities at the Sheffield, UK facility. On January 14, 2008, Richard J. Senior resigned.

Family Relationships

        There are no family relationships between any of the executive officers or directors of the Corporation.

Available Information

        Symmetry Medical Website.    Our Annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website www.symmetrymedical.com (from the "Investor Relations" link on the home page, and "SEC Filings" within the "Investor Relations" box located in the text) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). If you wish to receive a hard copy of any exhibit to our reports filed with or furnished to the SEC, such exhibit may be obtained, upon payment of reasonable expenses, by writing to: Fred L. Hite, Senior Vice President, Chief Financial Officer and Secretary, Symmetry Medical Inc., 3724 North State Road 15, Warsaw, IN 46582. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

        Information relating to corporate governance at Symmetry, including our Principles of Corporate Governance, Code of Conduct (including our Code of Ethics for Senior Financial Officers), Code of Business Conduct and Ethics for Board Members and information concerning our executive officers, directors and Board committees (including committee charters), and transactions in Symmetry securities by directors and officers, is available on or through our website at www.symmetrymedical.com under the "Corporate Governance" and "Investor Relations" captions.

        We are not including the information on our website as a part of, or incorporating it by reference into, our Form 10-K.

ITEM 1A.    RISK FACTORS

        Our profitability is subject to risks described under this section on "Risk Factors" described below. Although the following are not necessarily the only ones facing our company, our business, financial condition or results of operations they could be materially adversely affected by many of the following risks.

Risks Related to Our Business

        We depend heavily on sales to our significant customers, and our business could be adversely affected if any of them reduced or terminated purchases from us.

        A limited number of large orthopedic device manufacturers, all of whom are our customers, control the predominate share of the orthopedic device market. We depend heavily on revenue from these large companies. Revenue from our ten largest customers represented approximately 66.9% of our revenue in fiscal year 2007 and 71.9% of our revenue in fiscal year 2006. Our two largest customers accounted for approximately 17.9% and 11.7% of our revenue in the fiscal year 2007 and our two largest customers accounted for 22.9% and 12.6% of our revenue in fiscal 2006.

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

        We sell our products to customers in markets that are characterized by technological change, product innovation and evolving industry standards. We are continually engaged in product development and improvement programs, both in collaboration with our customers and independently. Our customers may engage in additional in-house development and manufacturing, and we may be unable to compete effectively with our independent competitors, unless we can continue to develop and assist our customers in developing innovative products. Our competitors' product development capabilities could become more effective than ours, and their new products may get to market before our products, may be more effective or less expensive than our products or render our products obsolete. If one or more of these events were to occur, our business, financial condition and results of operation could be adversely affected.

        We face competition from our customers' in-house capabilities, established independent suppliers and potential new market entrants, and if we lose customers it could have an adverse effect on our revenue and operating results.

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

  •
  restrictions and delays caused by regulatory review of our customers' products;

  •
  recalls of our customers' products;

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

        We compete with numerous precision manufacturing companies to attract and retain qualified and highly skilled manufacturing employees. Our Warsaw, Indiana facilities, in particular, face significant competition, including from certain of our customers and other companies located in or near Warsaw that are larger and have greater financial and other resources than we do, for skilled production employees. If we are not able to retain and attract skilled manufacturing employees, we may be unable to support our anticipated growth, which could adversely affect our profitability.

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

        Since the end of 2005, we have completed six acquisitions. These acquisitions have increased the size and scope of our operations. In recent years, our business expanded through organic growth and acquisitions, and we believe we will continue to expand. This continued expansion may place a strain on our managerial, operational and financial resources and systems. To execute our anticipated expansion successfully, we must attract and retain qualified personnel and manage and train them effectively. Any failure by us to expand and train our work force or increase production capacity or otherwise manage our expansion effectively could have an adverse effect on our ability to achieve our business strategy. There is no assurance that we will be able to successfully integrate all acquisitions.

        Our current or future levels of indebtedness may limit our ability to operate our business, finance acquisitions and pursue new business strategies.

        As of December 29, 2007, our total indebtedness, including short-term debt, long-term debt and capital lease obligations was $92.4 million. Due to the discovery of accounting irregularities at our Sheffield operating unit, we experienced an event of default under our senior credit agreement. On October 10, 2007, we entered into a forbearance agreement with our lenders. In the Forbearance Agreement, the Lenders agreed to forbear, until January 7, 2008, from exercising their rights and remedies available to them under the Credit Agreement with respect to the events of default, including their right to accelerate the financial obligations of the Company under the Credit Agreement. During the Forbearance Period, revolving loans, swingline loans and letters of credit were not available to the Company. As of December 14, 2007, we obtained a waiver from our lenders which allowed us to close on a $60 million term loan A-2 in January 2008, of which $45 million was used to fund the New Bedford acquisition and $13 million was used to pay down our revolving line of credit facilities.

Presently, we have available $21.0 million of borrowings under our $40 million revolving credit facility and $15 million of term loans; however, under an agreement with our lenders, we are limited in our ability to borrow under our senior credit facility until such time as our SEC filings are current and all requirements of our Credit Agreement are satisfied. Although covenants under our senior credit facility limit our ability to incur additional indebtedness, in the future we may incur additional debt to finance acquisitions, business opportunities, capital expenditures or other capital requirements.

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

  •
  the number and timing of acquisitions and other strategic transactions;

  •
  working capital requirements related to our growing new acquisitions; and

  •
  expansion of our international facilities.

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

        Our earnings could decline if we write off additional goodwill or intangible assets created as a result of our various acquisitions.

        As a result of acquisitions we have accumulated a substantial amount of goodwill, amounting to $142.0 million as of December 29, 2007, or approximately 35.5% of our total assets as of such date. Goodwill and certain intangible assets are not amortized but rather are tested for impairment by us annually or more frequently if an event occurs or circumstances develop that would likely result in impairment. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action, unanticipated competition or financial restatements.

        We completed our annual impairment test effective October 1, 2005 and determined that the goodwill and intangible assets within our Sheffield, UK reporting unit were impaired. Based upon our analysis under SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets, we determined that the book value of the goodwill at the Sheffield, UK reporting unit exceeded the estimated fair market value of this unit resulting in an impairment charge of approximately $32.1 million. We also determined that the book value of our customer related intangible asset exceeded its estimated fair market value by $1.5 million. The impairments of goodwill and intangible assets were the result of the lower operating results after the restatement of our historical financial statements and revisions to our future outlook.

        Our October 1, 2006 and October 1, 2007 annual impairment tests did not result in the impairment of our goodwill or intangible assets at any reporting unit within the Company.

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

        Since 2005, we have completed six acquisitions. Going forward, we may seek to acquire additional businesses or product lines for various reasons, including providing new product manufacturing capabilities, adding new customers, increasing penetration with existing customers or expanding into new geographic markets. Our ability to successfully grow through additional acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings. These additional efforts could divert the attention of our management and key personnel from our business operations and integration of our recently completed acquisitions. If we complete additional acquisitions, we may also experience:

  •
  difficulties in integrating any acquired companies, personnel and products into our existing business;

  •
  delays in realizing the benefits of the acquired company or products;

  •
  diversion of our management's time and attention from other business concerns;

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

        Additional acquisitions could also materially impair our operating results by causing us to incur debt or requiring us to amortize acquisition expenses and acquired assets.

        We are subject to risks associated with our foreign operations.

        We have significant international operations and we continue to expand and grow these operations. We have operations in the United Kingdom, France, Switzerland, Ireland and Malaysia. Certain risks are inherent in international operations, including:

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

        We often compete for business at the beginning of the development of new medical devices or upon customer redesign of existing medical devices. Our customers generally must obtain clearance or approval from the FDA before commercially distributing their products. Unless exempt, a new medical device must be approved for commercial distribution in the United States by the FDA through the 510(k) pre-market Notification Process or, in some cases, through the more burdensome pre-market approval, or PMA, process. It generally takes three to six months from the date of submission to the FDA to obtain 510(k) clearance and one to three years from the date of submission to the FDA to obtain approval through the PMA process, but in each case may take significantly longer. This results in long lead times for some of our customers' new products, which may make it difficult in the short term for us to obtain sales of new products to replace any unexpected decline in sales of existing products.

        We may be adversely impacted by work stoppages and other labor matters.

        Currently, none of our facilities are unionized. However, from time to time some of our employees have attempted to unionize at two of our facilities. In addition, some of our orthopedic device customers have unionized work forces. While we have not experienced any adverse effects from work stoppages or slow-downs at our customers' facilities, work stoppages or slow-downs experienced by us, our suppliers or our customers or their suppliers could result in slow-downs or closures of facilities where our products are made or used. We cannot assure you that we will not encounter strikes, further unionization efforts or other types of conflicts with labor unions or our employees, which could have an adverse effect on our financial results.

        If a natural or man-made disaster strikes one or more of our manufacturing facilities, we may be unable to manufacture certain products for a substantial amount of time and our revenue could decline.

        We have twenty-one manufacturing facilities, which are located in the United States, United Kingdom France, Switzerland, Ireland and Malaysia. These facilities and the manufacturing equipment and personnel know-how that we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. In the event that one of our facilities was affected by a disaster, we would be forced to attempt to shift production to our other manufacturing facilities or rely on third-party manufacturers, and our other facilities or a third-party manufacturer may not have the capability to effectively supply the affected products. Although we have insurance for damage to our property and the interruption of our business, this insurance may not be sufficient in scope or amount to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Risks Related to Our Industry

        Orthopedic device manufacturers have significant leverage over their independent suppliers and consolidation could increase their leverage, which could result in the loss of customers or force us to reduce our prices.

        We compete with many distributors and manufacturers to develop and supply implants, surgical instruments and cases to a limited number of large orthopedic device manufacturers. As a result, orthopedic device manufacturers have historically had significant leverage over their independent suppliers. For example, independent suppliers like us are subject to continuing pressure from the major orthopedic device manufacturers to reduce the cost of products while maintaining quality levels. In recent years, the medical device industry has experienced substantial consolidation. If the medical device industry and the orthopedic device industry in particular, continue to consolidate, competition to provide products to orthopedic device manufacturers may become more intense. Orthopedic device manufacturers may seek to use their market power to negotiate price or other concessions for our products. If we are forced to reduce prices or if we lose customers because of competition, our revenue and results of operations would suffer.

        Our business is indirectly subject to healthcare industry cost containment measures and other industry trends affecting pricing that could result in reduced sales of or prices for our products.

        Acceptance of our customers' products by hospitals, outpatient centers and physicians depend on, among other things, reimbursement approval of third-party payers such as Medicaid, Medicare and private insurers. The continuing efforts of government, insurance companies and other payers of healthcare costs to contain or reduce those costs could lead to lower reimbursement rates or non-reimbursement for medical procedures that use our products. If that were to occur, medical device manufacturers might insist that we lower prices on products related to the affected medical device or they might significantly reduce or eliminate their purchases from us of these related products, which could affect our profitability.

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

        In addition, orthopedic implants and other medical devices produced by our customers are subject to intensive regulation and potential pre-approval requirements by the FDA and similar international agencies that govern a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. Compliance with these regulations may be time consuming, burdensome and expensive for our customers and, indirectly, for us to the extent that our customers' compliance depends on our operations. These regulations could negatively affect our customers' abilities to sell their products, which in turn would adversely affect our ability to sell our products. This may result in higher than anticipated costs or lower than anticipated revenue.

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

        Some of our medical devices are subject to rigorous regulatory pre-approval by the FDA and other federal, state and foreign governmental authorities. Our customers are typically responsible for obtaining the applicable regulatory approval for the commercial distribution of our products. The process of obtaining this approval, particularly from the FDA, can be costly and time consuming, and there can be no assurance that our customers will obtain the required approvals on a timely basis, if at all. The FDA, for example, assigns medical devices to one of three classes which determine, among other things, the type and degree of FDA approval required to commercially distribute the device in the United States. We produce Class I, II and III devices. Class I devices are deemed to present little risk to patients and are generally exempt from FDA approval requirements. Class II devices can generally be commercially distributed only after the device has received "510(k) clearance". The FDA will clear marketing of a medical device through the 510(k) process if certain design, testing and validation requirements are met and it is demonstrated that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, or to another commercially available device subsequently cleared through the 510(k) Pre-Market Notification process. This process generally takes three to six months, but may take substantially longer. Before a Class III device can be commercially distributed in the United States, a pre-market approval, or PMA, must be obtained from the FDA. The PMA process can be expensive and uncertain, requires detailed and comprehensive scientific and other data and generally takes between one and three years, but may take significantly longer. The commercial distribution of any products we develop that require regulatory clearance may be delayed. In addition, because we cannot assure you that any new products or any product enhancements we develop for commercial distribution in the United States will be exempt from the FDA market clearance requirements or subject to the shorter 510(k) clearance process, the regulatory approval process for our products or product enhancements may take significantly longer than anticipated by us or our customers.

        We may be adversely affected by the impact of environmental and safety regulations.

        We are subject to federal, state, local and foreign laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, and the management and disposal of hazardous materials and wastes, and the health and safety of our employees. We are also required to obtain permits from governmental authorities for certain operations. If we violate or fail to comply with these laws, regulations or permits, we could incur fines, penalties or other sanctions, which could have a material adverse effect on us. Environmental laws tend to become more stringent over time, and we could incur material expenses in the future relating to compliance with future environmental laws. In addition, we could be held responsible for costs and damages arising from any contamination at our past or present facilities or at third-party waste disposal sites. Such costs could be material. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur material liability as a result of any contamination or injury.

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

  •
  our announcements or our competitors' announcements regarding new products, significant contracts, acquisitions or strategic investments;

  •
  loss of any of our key management or technical personnel;

  •
  conditions affecting orthopedic device manufacturers or the medical device industry generally;

  •
  product liability lawsuits against us or our customers;

  •
  clinical trial results with respect or our customers' medical devices;

  •
  changes in our growth rates or our competitors' growth rates;

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

  •
  changes in accounting principles; and

  •
  announcement of financial restatements.

        In the past, following periods of volatility in the market price of a particular company's securities or financial restatements, litigation has often been brought against that company. If litigation of this type is brought against us, it could be extremely expensive and divert management's attention and the company's resources.

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

  •
  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

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

        As a result of our discovery of accounting irregularities at our Sheffield, UK operating unit and the related restatement, the SEC has initiated an informal investigation, which may not be resolved favorably.

        Following the discovery of the accounting irregularities at our Sheffield, UK operating unit, the Audit Committee self-reported the matter to the staff of the SEC. Thereafter, the SEC commenced an informal inquiry regarding this matter.

        We intend to fully cooperate with the SEC in its investigation. At this time we are unable to predict the time period necessary to resolve the investigation or the ultimate resolution thereof. To date, considerable legal, tax and accounting expenses have been incurred in connection with our Audit Committee's investigation into this matter and significant expenditures may continue to be incurred in the future with regard to the SEC's investigation. It is also possible that the investigation may continue to require a significant amount of management time and attention and accounting and legal resources, which could otherwise be devoted to the operation of our business. Moreover, any action by the SEC against us, or members of our management, may cause us to be subject to injunctions, fines and other penalties or sanctions or result in private civil actions, loss of key personnel or other adverse consequences and may require us to devote additional time and resources to these matters. The investigation may adversely affect our ability to obtain, and/or increase the cost of obtaining, directors' and officers' liability insurance and/or other types of insurance, which could have a material adverse affect on our business, results of operations and financial condition. In addition, the SEC investigation and the remedies applied may affect certain of our business relationships and consequently may have an adverse effect on our business in the future.

        We face risks relating to our ineffective internal controls.

        As a result of our review of issues identified during the recently completed independent Audit Committee investigation into certain accounting and financial reporting matters, as well as our internal review, management has identified several deficiencies in our control environment that constitute material weaknesses and, consequently, has concluded that our internal control over financial reporting was not effective at December 29, 2007. If we are unable to successfully remediate these material weaknesses in a timely manner, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

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

        The lease on our approximately 122,000 square foot Manchester, New Hampshire facility is a capital lease that runs through October 1, 2016. The initial annual base rent under the lease, as amended, was $0.6 million, payable in equal monthly installments. On October 31, 2001, and every five years thereafter, including extensions, (next occurring October 31, 2011) the annual base rent will change based on the percentage increase, if any, in the Consumer Price Index for the Northeast U.S. region. The current annual base rent under the lease is $0.8 million. We have an option to extend the lease for an additional five-year period and have a right of first opportunity to purchase the leased property.

        The table below provides selected information regarding our facilities.

Location	Use	Approximate Square Footage(1)(2)	Own/ Lease
Warsaw, Indiana	Instrument design and manufacturing	63,000	Own
Warsaw, Indiana	Design and Development Center; instrument design and manufacturing; Corporate Headquarters	30,000	Own
Warsaw, Indiana	Office space	10,000	Own
Claypool, Indiana	Instrument design and manufacturing	33,000	Own
Cheltenham, United Kingdom	Instrument design and manufacturing	25,000	Lease
Manchester, New Hampshire	Plastic and metal case design and manufacturing	122,000	Lease
Villeneuve d'Ascq, France	Case design and assembly	25,000	Lease
Lansing, Michigan	Implant design, forging and machining	65,000	Own
Lansing, Michigan	Implant Finishing and Design and Development Center	15,000	Lease
Sheffield, United Kingdom	Implant and specialized non-healthcare product design, forging, casting and machining	134,600	Own
Sheffield, United Kingdom	Implant machining	43,400	Own
Warwickshire, United Kingdom	Specialized non-healthcare machining	20,300	Own
Avilla, Indiana	Instrument and implant design and manufacturing	41,000	Lease
Auburn, Maine	Case design and manufacturing	33,500	Own
Corgemont, Switzerland	Case design and assembly	10,000	Lease
Monsey, New York	Implant finishing	9,000	Lease
Cork, Ireland	Implant finishing	10,000	Lease
Penang, Malaysia	Case assembly	9,000	Lease
Whitman, Massachusetts	Minimal invasive instruments	24,600	Lease
Nashville, Tennessee	Medical products distribution	16,500	Own
New Bedford, Massachusetts	Instrument and implant manufacturing	85,000	Own

Total square footage		824,900

(1)
We own approximately 21 acres of land in Warsaw, Indiana, and approximately 9 acres in Lansing, Michigan. These sites are available for future expansion.

(2)
All of our owned properties are encumbered by our Senior Credit Facility. See Note 5 of our consolidated financial statements. Our Capital Lease Arrangements are discussed in Note 6 of our Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

SEC Inquiry

        On October 4, 2007, we announced that, due to the apparent overstatement of revenues by our Sheffield, UK operating unit, it may be necessary for us to restate our financial statements for the periods subsequent to June 2003. On November 12, 2007, we announced that the irregularities in the financial reporting by our Sheffield, UK operating unit also included the overstatement of inventory and other matters. These matters were reported to our Audit Committee, which engaged special legal counsel, who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. Based on information obtained in that investigation and information reported to the Audit Committee by management, the Audit Committee accepted management's recommendation that we restate our financial statements.

        Upon discovering the irregularities, the Audit Committee self-reported the matter to the Staff of the Securities and Exchange Commission. The SEC staff has initiated an informal inquiry with respect to this matter. We are cooperating fully with the SEC in its informal inquiry. We cannot predict when the SEC will conclude its review and the outcome or impact thereof.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on the New York Stock Exchange ("NYSE") under the trading symbol SMA. As of April 3, 2008, there were approximately 34 registered holders of record of our common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A., P.O. Box 43023, Providence, RI 02940-3023, telephone (877) 282-1168.

        In the two most recent fiscal years, we have not paid dividends on our common stock and do not expect to pay dividends for the foreseeable future. Instead, we anticipate that our earnings in the foreseeable future will be used in the operation and growth of our business. The payment of dividends by us to holders of our common stock is restricted by our senior credit facility. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

        We currently do not have a share repurchase plan or program.

        See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for information regarding common stock authorized for issuance under equity compensation plans.

        Our common stock has been listed on the New York Stock Exchange since our initial public offering on December 9, 2004. The following table sets forth, for the period indicated, the highest and lowest closing sale price for our common stock by quarter for 2007, 2006 and 2005, as reported by the New York Stock Exchange:

	2007
	High	Low
Fourth Quarter	$17.89	$15.49
Third Quarter	$17.64	$14.57
Second Quarter	$17.70	$14.88
First Quarter	$16.89	$12.88

	2006
	High	Low
Fourth Quarter	$16.60	$13.26
Third Quarter	$15.81	$12.00
Second Quarter	$21.01	$14.99
First Quarter	$22.90	$19.39

	2005
	High	Low
Fourth Quarter	$23.65	$17.18
Third Quarter	$25.75	$22.42
Second Quarter	$24.31	$17.15
First Quarter	$22.26	$18.00

	2004
	High	Low
Fourth Quarter (Commencing December 9, 2004)	$21.05	$15.00

        The closing sale price for our common stock on April 3, 2008 was $17.00.

Comparison of Cumulative Total Return*

	December 9, 2004	December 31, 2004	December 30, 2005	December 29, 2006	December 28, 2007
Symmetry Medical Inc.	$100	$140	$129	$92	$116.33
S&P 500 Stock Index	$100	$102	$105	$119	$124.32
S&P Health Care Index	$100	$102	$107	$114	$120.80

*
Assuming $100 was invested on December 9, 2004 (the first date the company common stock was traded on the New York Stock Exchange) in company common stock and each index. Values as of year end assuming dividends are reinvested. No dividends have been declared or paid on company common stock. Returns over the indicated period should not be considered indicative of future returns.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in connection with our consolidated financial statements, the notes related thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations. The consolidated balance sheet data as of December 30, 2006, December 31, 2005, January 1, 2005 and January 3, 2004 and the statement of operations data for the years then ended have been adjusted to reflect the restatement of the Company's financial results, which is more fully described in the "Explanatory Note" immediately preceding Part I, Item 1 and Note 3 of the notes to the consolidated financial statements.

	Fiscal Year Ended
	2007(6)	2006(5)		2006(5)	2005		2005	2004		2004	2003(1)		2003(1)
		(Restated)		(Reported)	(Restated)		(Reported)	(Restated, Unaudited)		(Reported)	(Restated, Unaudited)		(Reported)
	(dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$290,922	$245,017	(8)	$253,569	$259,702	(8)	$263,766	$201,696	(8)	$205,391	$119,932	(8)	$122,029
Cost of Revenue	238,343	188,579	(9)	188,467	192,930	(9)	185,227	146,204	(9)	145,081	86,108	(9)	86,124

Gross Profit	52,579	56,438		65,102	66,772		78,539	55,492		60,310	33,824		35,905
Selling, general and administrative expenses	39,484 (7)	28,278	(10)	28,440	27,570		27,570	22,569		22,569	17,115	(10)	17,115
Impairment of goodwill and intangible assets	—	—		—	33,580	(13)	—	—		—	—		—

Operating Income	13,095	28,160		36,662	5,622		50,969	32,923		37,741	16,709		18,790
Interest expense, net	6,917	4,448		4,448	2,954		2,954	13,757		13,757	10,172		10,172
Loss on debt extinguishment	—	—		—	—		—	8,956	(4)	8,956 (4)	1,436	(2)	1,436 (2)
Derivative valuation(gain)/loss(3)	1,740	2,317		2,317	(98)		(98)	(1,451)		(1,451)	(1,358)		(1,358)
Other (income) expense	(503)	(3,699)	(11)	(3,201)	2,320	(11)	1,872	(823)	(11)	(740)	(270)	(11)	(374)

Income before income taxes and cumulative effect of accounting change	4,941	25,094		33,098	446		46,241	12,484		17,219	6,729		8,914
Income tax expense	5,090	6,580	(12)	8,949	10,315	(12)	14,441	4,103	(12)	5,524	2,354	(12)	3,009

Net income	(149)	18,514		24,149	(9,869)		31,800	8,381		11,695	4,375		5,905
Preferred stock dividends	—	—		—	—		—	(8,977)		(8,977)	(7,028)		(7,028)

Net income (loss) applicable to common shareholders	$(974)	$18,514		$24,149	$(9,869)		$31,800	$(596)		$2,718	$(2,653)		$(1,123)

Basic per share:
Net income (loss) applicable to common shareholders	$—	$0.53		$0.69	$(0.29)		$0.94	$(0.04)		$0.16	$(0.22)		$(0.10)

Diluted per share:
Net income (loss) applicable to common shareholders	$—	$0.53		$0.69	$(0.28)		$0.92	$(0.03)		$0.15	$(0.22)		$(0.10)

Weighted average common shares and equivalent shares outstanding:
Basic	35,089	34,829		34,829	33,841		33,841	16,905		16,905	11,798		11,798
Diluted	35,268	35,156		35,156	34,670		34,670	17,767		17,767	11,798		11,798

	Fiscal Year Ended
	2007(6)	2006(5)	2006(5)	2005		2005		2004	2004	2003(1)	2003(1)
		(Restated)	(Reported)	(Restated)		(Reported)		(Restated, Unaudited)	(Reported)	(Restated, Unaudited)	(Reported)
	(dollars in thousands, except share and per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,089	$11,721	$11,721	$12,471		$12,471		$4,849	$4,849	$2,348	$2,348
Working capital	36,134	44,873	75,408	42,662		64,191		36,495	50,854	25,836	36,064
Total Assets(3)	400,430	354,396	410,147	293,045	(13)	337,645	(13)	303,520	306,868	265,439	267,217
Long-term debt and capital lease obligations, less current portion	72,532	68,792	68,792	34,782		34,782		43,209	43,209	129,696	129,696
Total shareholders' equity	237,536	232,607	290,861	207,760		253,255		211,177	216,145	98,692	100,390
Other Financial Data:
Depreciation and amortization	$19,998	$17,022	$17,099	$13,674		$13,674		$11,198	$11,198	$6,659	$6,662

(1)
Includes the results of Mettis since its acquisition on June 11, 2003.

(2)
In fiscal 2003, we refinanced substantially all of our existing indebtedness as part of the financing of the acquisition of Mettis, resulting in a loss on debt extinguishment of $1,436.

(3)
We enter into interest rate swap agreements to offset changes in interest rates on our variable rate long-term debt. We also enter into foreign exchange forward contracts to mitigate fluctuations in foreign currency on the statement of operations. In accordance with SFAS No. 133, as amended, Accounting For Derivative Instruments and Hedging Activities, these agreements do not qualify for hedge accounting and accordingly, changes in the fair market value of such agreements are recorded each period in earnings.

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

(5)
Includes the results of Riley Medical since its acquisition on May 2, 2006 and Everest Metal since its acquisition on August 31, 2006.

(6)
Includes the results of Clamonta, Ltd. since its acquisition on January 9, 2007, TNCO since its acquisition on April 3, 2007 and Specialty Surgical Instrumentation, Inc. and UCA LLC since its acquisition on August 31, 2007.

(7)
Selling, General and Administrative expenses includes approximately $3,500 of professional fees and related expenses incurred in connection with the Sheffield, UK investigation and restatement.

(8)
Revenue adjustments include the correction of revenue recognized in incorrect periods and the elimination of fictitious transactions.

(9)
Cost of Revenue adjustments include the correction of cost of sales related to revenue adjustments discussed above in addition to the eliminations of fictitious work in process inventory which had been previously sold or scrapped.

(10)
Selling, general and administrative adjustments include the reversal of amortization expense related to performance based restricted stock awards which are no longer probable of vesting due to the lower restated financial results at Sheffield.

(11)
Other expense adjustments are due primarily to revised foreign currency transaction gains and losses associated with the restated accounts receivable balances.

(12)
Income tax expense adjustments result from the tax impacts of the restatement adjustments to pre-tax income at the UK statutory rate of 30%.

(13)
Certain of the above mentioned errors and irregularities date back to prior periods including the opening balance sheet established at the time of the acquisition of the Sheffield operation in 2003. The adjustments to the opening balance sheet results in an increase to goodwill of approximately $8.0 million. In addition, utilizing the restated operating results we determined that carrying value of the Sheffield reporting unit was in excess of its fair value. The impairment analysis resulted in the write-off of goodwill and intangibles of $33.6 million in 2005.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Explanatory Note Regarding Our Restatement

        On October 4, 2007, we issued a press release and filed a Current Report on Form 8-K with the Securities and Exchange Commission (the "SEC") in which we announced that, due to the apparent overstatement of revenues by our Sheffield, United Kingdom ("UK") operating unit, it may be necessary for us to restate our financial statements for the periods subsequent to June 2003, and that as a result our historical financial statements for those periods can no longer be relied upon. On November 12, 2007, we filed a Current Report on Form 8-K with the SEC in which we announced that the potential irregularities in the financial reporting by our Sheffield, UK operating unit also includes the overstatement of inventory and other matters. The Sheffield, UK operating unit is part of our Thornton Precision Components Limited subsidiary.

        This Form 10-K reflects the restatement of: i) our previously issued consolidated financial statements for the 2005 and 2006 fiscal years (including the interim periods within 2006) and the first and second quarters of fiscal 2007; ii) selected financial data for the 2003, 2004, 2005 and 2006 fiscal years, and iii) Management's Discussion and Analysis, based on the restated annual and quarterly financial information. These adjustments are discussed in Note 3 to the consolidated financial statements. Along with this report, we are filing our amended Quarterly Reports on Form 10-Q/A for the first and second quarters of fiscal 2007 and the delayed third quarter of fiscal 2007 on Form 10-Q. We do not intend to amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to fiscal 2007. The financial information that was presented in previous filings or otherwise reported for these periods is amended by the information in this Annual Report on Form 10-K. The financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

        Upon discovery of the accounting irregularities, the Audit Committee engaged special legal counsel who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. That investigation has concluded that the irregularities were isolated to our Sheffield, UK operating unit.

        We have quantified the impact of the irregularities identified at our Sheffield, UK operating unit and are restating our financial statements to correct those irregularities. The restatements correct misstatements within accounts receivable, inventory, accounts payable, property, plant and equipment and the corresponding income tax and profit and loss impacts. The cumulative impact of these restatements reduced net income by $4.8 million through January 1, 2005. Additionally, fiscal year 2006 and 2005 net income was reduced by $5.6 million and $8.1 million, respectively. Finally, approximately $8.2 million of the restatement relates to periods prior to our acquisition of the Sheffield, UK operating unit. Therefore, this adjustment is reflected as a change to the opening balance sheet related to that acquisition and increases goodwill by approximately $8.2 million. Because the restatement reduced our operating results during these periods, our 2005 goodwill impairment test indicated the carrying value of goodwill and related customer intangibles exceeded fair value at our Sheffield, UK operating unit. Consequently, we recognized a $33.6 million impairment charge to write off the goodwill and a customer relationship intangible.

        The Audit Committee engaged Ernst & Young LLP to audit our restated consolidated financial statements for fiscal 2005 and 2006, while simultaneously completing its audit of our 2007 fiscal year. Ernst & Young LLP was also engaged to re-review our quarterly consolidated financial statements for fiscal 2006 and 2007. The adjustments made as a result of the restatements are more fully discussed in Note 3 to the consolidated financial statements.

Business Overview

        We are a leading independent provider of implants and related instruments and cases to orthopedic device manufacturers. We also design, develop and produce these products for companies in other segments of the medical device market, including dental, osteobiologic and endoscopy sectors, and provide limited specialized products to non-healthcare markets.

        The global medical device market was estimated to be over $220 billion in 2006, according to our most recent research reports available. The orthopedic device segment of the medical device market was estimated to be approximately $24 billion in 2006, and is expected to grow approximately 11% annually to greater than $33 billion by 2009. Orthopedic devices principally consist of reconstructive implants used to replace or repair knees, hips, shoulders and other joints, as well as other orthopedic devices to repair bone fractures and the spine. There were approximately 2.3 million reconstructive orthopedic implant procedures performed globally in 2006. We estimate that global orthopedic device procedures grew approximately 7% to 9% in 2007 and expect similar industry procedure growth in the near future. We expect continued growth in the orthopedic device market to be driven by a number of trends including:

  •
  growing elderly population;

  •
  aging, affluent and active "baby boomers";

  •
  improving technologies that expand the market, including minimally invasive surgery;

  •
  successful clinical outcomes increasing patient confidence;

  •
  increasing patient awareness through orthopedic device companies' direct marketing programs;

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

        In May 2006, we acquired Riley Medical for approximately $45.8 million. Riley Medical is a leading designer and manufacturer of specialty cases and trays for the global medical market. Additionally, we acquired Everest Metal in August 2006 for an aggregate consideration of approximately $10.3 million. Everest Metal specializes in implant finishing.

        In January 2007, we acquired Clamonta Ltd located in Warwickshire, UK for approximately $10.4 million in cash. Clamonta was a privately held company that has a 50-year history of supplying precision machined products to the global aerospace industry. Clamonta's products will help bridge Symmetry's Total Solutions® business model into the aerospace industry. Clamonta reported 2006 revenue of approximately $9.8 million. This acquisition expanded our added value operation within our existing product expertise and supports a major customer by providing a more complete Total Solution®. Clamonta is well known in the industry for producing quality engineered products for aircraft engines. Clamonta's pre-existing management team continues to lead this business unit. This acquisition helps diversify our company and allows us to capitalize on a long term growth cycle in the aerospace industry.

        In April 2007, we acquired TNCO located in Whitman, Massachusetts for approximately $7.3 million in cash. TNCO was a privately held company that has a 40-year history of designing and supplying precision instruments for arthroscopic, laparoscopic, sinus and other minimally invasive procedures. TNCO's strong intellectual property portfolio and customer relationships extend our product offering into these additional medical fields. TNCO reported 2006 revenues of approximately $7.5 million. TNCO is well known in the industry for designing and producing quality engineered products for minimally invasive procedures. Its operating philosophy closely mirrors our own with its highly skilled engineering team that partners with its clients during the product development cycle and moves efficiently from concept and prototype to production. We expect TNCO sales to benefit significantly as a result of marketing the TNCO products through the Symmetry global sales and distribution network. TNCO's pre-acquisition management team remained in place and continues to lead this business unit. This acquisition is consistent with our strategy to enhance Symmetry Medical's product offering into medical markets beyond our existing products and allows us to offer our Total Solutions(R) model to an expanded customer base.

        In August 2007, we acquired SSI and UCA located in Nashville, Tennessee for approximately $15.0 million in cash. At the same time we entered into a two year earn-out agreement with the two principals of SSI and UCA who will receive additional consideration if SSI and UCA meet certain earnings levels for the identified years. SSI was a privately held company that has a 30-year history of offering targeted sales, marketing and distribution programs to serve the key surgical specialties of neurological, spine, cardiovascular, ENT, laparoscopy, ophthalmology and orthopedics. SSI's portfolio includes its own line of Ultra Instruments and includes the UCA—Ultra Container sterilization system, a hospital proven, closed container system that is designed to store and transport sterilized instruments. The Ultra Instruments, UCA containers and multiple other product lines are offered through SSI's distribution channels and sold to hospitals with over 25 direct sales personnel on their staff. SSI and UCA reported 2006 revenues of $21.0 million. SSI and UCA's pre-acquisition management team continues to lead this business unit. This acquisition is consistent with our strategy to enhance Symmetry Medical's product offering into medical markets beyond our existing products and provides a direct access to hospitals and doctors to accelerate our own product designs.

        In January 2008, we purchased substantially all of the assets and real estate of New Bedford for approximately $45.0 million in cash. New Bedford produces orthopedic instruments, general medical instruments and some small spine related implants. Currently, 100% of the products produced at the facility are for DePuy. In the future, we plan to utilize this facility to serve our other medical customers. In connection with the acquisition, we entered into a supply agreement which requires DePuy to make minimum purchases from New Bedford for a four year period. The agreement stipulates that these purchases are incremental to other products we presently or previously produced on DePuy's behalf. The commitment from DePuy totals $106.0 million over the four year period. Certain key members of New Bedford's pre-acquisition management team continue to lead this business unit. We believe this acquisition strengthens our position as a leading provider to the orthopedic industry and provides additional manufacturing capacity to better serve our broad customer base, builds on our relationship with DePuy, expands our east coast presence and allows us to move forward with an existing skilled workforce to service our growing market.

        Our acquisitions have afforded us the opportunity to offer a comprehensive line of implants, surgical instruments and cases for orthopedic device manufacturers on a global basis, instruments and cases into other medical markets and specialized parts into the aerospace industry.

        During fiscal 2007, we sold our products to approximately 1,850 customers. Our two largest customers accounted for approximately 17.9% and 11.7% of our revenue in fiscal 2007 and our two largest customers accounted for 22.9% and 12.6% of our revenue in fiscal 2006. Our ten largest customers collectively accounted for approximately 66.9% and 71.9% of our revenue in fiscal 2007 and fiscal 2006, respectively. Within each of our largest customers, we typically serve several product teams and facilities, which reduces our reliance on any single purchasing decision. Approximately 61.1%, 18.8%, 9.1% and 11.0% of our revenue in fiscal 2007 and approximately 63.7%, 13.5%, 10.2% and

12.6% of our revenue in fiscal 2006 was from sales to the United States, United Kingdom, Ireland and other foreign countries, respectively.

        We believe that we have well-established relationships with our major customers and these relationships to a significant extent involve the sale of products that we have developed or modified specifically for our customers' particular product lines. In connection with the launch of a new implant system, our customers typically provide a customized implant-specific instrument set in cases to end users (hospitals, outpatient centers and physicians) for use with the new implant system. As a result, our sales of instruments and cases in any particular period are significantly impacted by the amount of new product launch activity by our customers.

        Our revenue from the sale of implants, instruments, cases and other products represented 33.3%, 27.2%, 26.5% and 13.0% respectively, of our revenue in fiscal 2007, compared with 37.5%, 27.3%, 25.4% and 9.8% respectively, of our revenue in fiscal 2006.

        Our management reviews and analyzes trends and key performance indicators in order to manage our business. To assist us in evaluating our capacity, we monitor long-term trends in the orthopedic industry, which currently include the growing elderly population, general aging of the population, affluent and active "baby boomers", improving technologies that expand the market, including minimally invasive surgeries, and other factors. Further, we consider the information obtained from discussions with our customers on the upcoming demand for our products, including new product launches. We use this information to determine an appropriate level of capital expenditures to meet the anticipated demand for our products. In 2006 and 2007 we chose to maintain our capital assets in place during an industry slow down so we could quickly respond when the market growth resumed which we observed during the second half of 2007 into 2008.

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

	Fiscal Year Ended
	2007	2006	2005
		(Restated)	(Restated)
Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%
Cost of Revenue	81.9%	77.0%	74.3%

Gross Profit	18.1%	23.0%	25.7%
Selling, general, and administrative expenses	13.6%	11.5%	10.6%
Impairment of goodwill and intangible assets	—	—	12.9%

Operating Income	4.5%	11.5%	2.2%
Other (income) expense:
Interest expense	2.4%	1.8%	1.1%
Derivatives valuation (gain)/loss	0.6%	0.9%	—
Other	(0.2)%	(1.5)%	0.9%

Income before income taxes	1.7%	10.3%	0.2%
Income tax expense	1.7%	2.7%	4.0%

Net income (loss)	—%	7.6%	(3.8)%

Fiscal Year 2007 Compared to Fiscal Year 2006

        Revenue.    Revenue for fiscal 2007 increased $45.9 million, or 18.7% to $290.9 million from $245.0 million in fiscal 2006. Revenue for each of our principal product categories in these periods was as follows:

Product Category	2007	2006
		(Restated)
	(in millions)
Implants	$96.8	$91.9
Instruments	79.1	66.8
Cases	77.2	62.2
Other	37.8	24.1

Total	$290.9	$245.0

        The $45.9 million increase in revenue resulted from increased implant, instrument, cases and other sales of $5.0 million, $12.2 million, $15.0 million and $13.7 million, respectively. The increase in implant revenue for fiscal 2007 was primarily driven by the acquisition of Everest Metal in August 2006 which added additional revenue during 2007. The increase in instrument revenues for fiscal 2007 was primarily driven by our SSI acquisition in September 2007 which added $7.5 million of revenue and the addition of our TNCO acquisition in April 2007 which added $4.2 million of revenue. Case revenues increased $15.0 million for fiscal 2007 primarily due to increase in overall sales to our top five customers related to a significant increase in demand for new product launches and the inclusion of a full year of sales for Riley Medical following its acquisition in May 2006. The increase in other revenue was driven by the acquisition of Clamonta completed in January 2007, which added $11.3 million of revenue. Change in foreign exchange rates positively affected our total year 2007 revenue by $7.6 million.

        We estimate that global orthopedic device procedures grew at approximately 7% to 8% in 2007 and expect similar industry procedure growth in the near future. In the second half of 2006 and the first half of 2007, our customers used inventory that had built up in their distribution channel because of their reduced growth in the first quarter of 2006. During the second half of 2007, demand from our major customers returned to more normalized rates and was complemented by an increase in our customers' new product launches. Our customer demand continues to build and the overall fundamentals continue to be positive in the global orthopedic industry which will continue to provide growth for our customers and us into the future.

        Gross Profit.    Gross profit for fiscal 2007 decreased $3.9 million, or 6.8%, to $52.6 million from $56.4 million in fiscal 2006. Gross profit was positively impacted by the $45.9 million increase in revenue driven by our 2007 and 2006 acquisitions. However, this positive impact was more than offset by the decline in gross profit as a percentage of revenue of 4.9%. This decline was driven by higher raw material costs at several of our operations as a percentage of selling price due to higher material costs during the period. Also impacting our gross profit percentage was a reduced leveraging of fixed costs at our US operations which experienced a decline in revenues during the period while maintaining their cost structures to be prepared for the anticipated ramp up in production experienced in the latter half of 2007 and expected in 2008. Finally, our Sheffield, UK operation experienced significantly higher costs as a percentage of revenue driven by higher fixed costs for depreciation, the adverse impacts of a flood during the second quarter, and other increased costs of manufacturing related to poor operational management. We have commenced a full and complete review of Sheffield's operations and anticipate significant improvements in 2008.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in fiscal 2007 increased $11.2 million, or 39.6%, to $39.5 million from $28.3 million in fiscal 2006. This increase was primarily driven by the inclusion of $6.5 million of expenses related to Clamonta, TNCO, SSI, UCA, Riley Medical and Everest Metal since their respective dates of acquisition. These expenses include $1.1 million of amortization related to intangibles acquired in our recent acquisitions. As a percentage of revenue, selling, general and administrative expenses increased to 13.6% of revenue in fiscal 2007 from 11.5% in fiscal 2006. This increase as a percentage of revenue was driven by the $3.5 million of professional fees and expenses incurred in 2007 to complete the Sheffield, UK investigation and related restatement. Changes in foreign exchange rates increased our selling, general and administrative expenses by $0.6 million.

        Other (Income) Expense.    Interest expense for fiscal 2007 increased $2.5 million, or 55.5%, to $6.9 million from $4.4 million in fiscal 2006. This increase primarily reflects expense from the increase in debt incurred for acquisitions. The derivatives loss in fiscal 2007 consisted of a $1.4 million loss on interest rate SWAP valuation and a $0.3 million loss on foreign currency forward valuations. The interest rate SWAPs are used to convert our variable rate long-term debt to fixed rates. The foreign currency forwards are used to mitigate fluctuations in foreign currency on the statement of operations. The loss of the foreign currency valuation for fiscal 2007 offset unrealized gains on foreign currency within the Other expense of $0.5 million.

        Provision for Income Taxes.    Our effective tax rate in fiscal 2007 was significantly impacted by a valuation allowance on the net operating loss carry-forward at our Sheffield, UK subsidiary of $1.8 million and a $1.4 million reserve for uncertain tax positions. Excluding these two items, the tax rate was 38.2% in fiscal 2007 compared to 26.2% in fiscal 2006. In 2006, benefits from research and development and other state credits, and income in foreign jurisdictions taxed at lower rates more than offset the impact of state income taxes. Reconciliation to the Federal statutory rate of 34% for 2007 and 35% for 2006 is more fully described in Note 7 to our consolidated financial statements that appear elsewhere in this Form 10-K.

Fiscal Year 2006 Compared to Fiscal Year 2005

        Revenue.    Revenue for fiscal 2006 decreased $14.7 million, or 5.7%, to $245.0 million from $259.7 million in fiscal 2005. Revenue for each of our principal product categories in these periods was as follows:

Product Category	2006	2005
	(Restated)	(Restated)
	(in millions)
Implants	$91.9	$102.1
Instruments	66.8	86.7
Cases	62.2	55.5
Other	24.1	15.4

Total	$245.0	$259.7

        The $14.7 million decrease in revenue resulted from decreased instrument and implant sales of $19.9 million and $10.2 million, respectively, offset by increased case and other sales of $6.7 million and $8.7 million, respectively. The decrease in both instrument and implant revenues for fiscal 2006 was primarily driven by overall reduced sales to our top five customers related to significant reductions in demand due to a reduction of new product launches coupled with their efforts to reduce levels of instrument inventory during 2006. These factors were partially offset by the inclusion of approximately $2.5 million of implant revenue from Everest Metal since the date of acquisition. Case revenues increased $6.7 million for fiscal 2006 primarily due to the inclusion of $14.5 million from Riley Medical since the date of acquisition partially offset by a significant reduction in overall sales to our top five customers related to a significant reduction in demand for new product launches. Other revenue increased from growth in existing operations driven by sales to the growing aerospace industry.

        We estimate that global orthopedic device procedures grew at approximately 5% to 7% in 2006. In 2006, our customers growth slowed from a robust 2004 and 2005 time period. Our customers adjusted to this slower growth rate by using inventory and reducing the purchases of instrument and case sets.

        Gross Profit.    Gross profit for fiscal 2006 decreased $10.3 million, or 15.5%, to $56.4 million from $66.8 million in fiscal 2005. This decrease in gross profit was primarily the result of the 5.7% decrease in sales combined with an increase from depreciation expense as a result of capital expenditures for expansion during 2005 and an unfavorable shift in product mix resulting in lower sales of higher margin products. These factors were partially offset by gross margins generated by Riley Medical and Everest Metal since their respective dates of acquisition. As a percentage of revenue, gross margin was 23.0% for the fiscal 2006 compared to 25.7% in fiscal 2005. This decrease in gross margin was primarily driven by lower volume resulting in the spreading of fixed costs such as depreciation over reduced sales. A significant component of our fixed costs relates to depreciation expense, which due to our significant capital expenditures in 2006, 2005 and 2004, increased $2.8 million for fiscal 2006 compared to fiscal 2005.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in fiscal 2006 increased $0.7 million, or 2.6%, to $28.3 million from $27.6 million in fiscal 2005. This increase was primarily driven by the inclusion of $3.3 million of expenses related to Riley Medical and Everest Metal since their respective dates of acquisition. These expenses include $0.7 million of amortization related to intangibles acquired in these acquisitions. The increase in expenses from the acquisitions was partially offset by cost control efforts and reductions in employee incentive compensation costs. As a percentage of revenue, selling, general and administrative expenses increased to 11.5% of revenue in fiscal 2006 from 10.6% in fiscal 2005. This 0.9% increase as a percentage of revenue was driven by the decrease in revenue.

        Impairment of Goodwill and Intangible Assets.    We completed our annual impairment test effective October 1, 2005 and determined that the goodwill and certain intangible assets within our Sheffield, UK reporting unit were impaired. We determined that the book value of the reporting unit exceeded the estimated fair market value of the reporting unit as determined using the present value of expected future cash flows on the assessment date. After calculating the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit, it was determined that the recorded goodwill was impaired by approximately $32.1 million. For our amortizing customer related intangible asset, we determined that the book value of the intangible asset exceeded the estimated fair market value of the intangible resulting in the impairment charge of $1.5 million. The goodwill and intangible assets total impairment of $33.6 million was the result of the revision to expected future cash flows associated with this operation after corrections for the accounting irregularities.

        Other (Income) Expense.    Interest expense for fiscal 2006 increased $1.5 million, or 50.6%, to $4.4 million from $3.0 million in fiscal 2005. This increase primarily reflects expense from the increase in debt incurred for the Riley Medical and Everest Metal acquisitions. The derivatives loss in fiscal 2006 consisted of a $1.1 million loss on interest rate SWAP valuation and a $1.2 million loss on foreign currency forward valuations. The interest rate SWAPs are used to convert our variable rate long-term debt to fixed rates. The foreign currency forwards are used to mitigate fluctuations in foreign currency on the statement of operations. The loss of the foreign currency valuation for fiscal 2006 offset unrealized gains on foreign currency within the Other expense of $2.2 million. Approximately $0.9 million of Other expense for fiscal 2005 was due to costs paid in connection with the secondary public offering completed in the third quarter of 2005.

        Provision for Income Taxes.    Our effective tax rate of 26.2% in 2006 benefited from research and development and other state credits, income from foreign jurisdictions taxed at lower rates offset in part by the impact of state income taxes. Our effective tax rate for 2005 was significantly impacted by the impairment of nondeductible goodwill. Reconciliation to the Federal statutory rate of 35% is more fully described in Note 7 to our consolidated financial statements that appear elsewhere in this Form 10-K.

Liquidity and Capital Resources

        Our principal sources of liquidity in fiscal 2007 were cash generated from operations and borrowings under our revolving credit and term debt facility. Principal uses of cash in fiscal 2007 included the financing of working capital, capital expenditures, and acquisitions. We used borrowings under our revolving credit facility to fund $33.7 million for our 2007 acquisitions. We expect that our principal uses of cash in the future will be to finance working capital, acquisitions and capital expenditures as well as to service debt. In January 2008, we incurred a new $60.0 million term loan with a five year maturity to fund the $45.0 million DePuy New Bedford acquisition and to pay down borrowings under our revolving credit facility.

Cash Flows

        The following table summarizes our primary sources and uses of cash in the periods presented:

	Fiscal Year Ended
	2007	2006	2005
	(in millions)
Cash Flow provided by (used in):
Operating activities	$24.7	$32.6	$40.0
Investing activities	(40.8)	$(72.9)	(34.8)
Financing activities	15.5	$39.0	2.7
Effect of exchange rates on changes in cash	1.0	$0.5	(0.3)

Net increase (decrease) in cash and cash equivalents	$0.4	$(0.8)	$7.6

        Operating Activities.    We generated cash from operations of $24.7 million in fiscal 2007 compared to $32.6 million in fiscal 2006. This decrease is primarily the result of a $18.7 million decrease in net income partially offset by increases in net working capital in fiscal 2007 that exceeded fiscal 2006. Working capital generated an additional $8.2 million of cash in 2007 compared to 2006 primarily due to the increases in taxes receivable and accrued expenses and other as cash generated from the combination of inventory, accounts receivable and accounts payable was relatively consistent. Accrued expenses increased primarily due to the increase in legal and professional fees related to the Sheffield matter as well as due to the amount and timing of payment of employee compensation related costs.

        Investing Activities.    Net cash used in investing activities was $40.8 million for fiscal 2007 compared to $72.9 million in fiscal 2006. Our investing activities in fiscal 2007 consisted of $8.8 million for capital expenditures and $33.7 million for the acquisitions of Clamonta, TNCO, SSI and UCA. These expenditures were partially offset by the sale of excess land in the UK of $1.4 million. Investing activities in fiscal 2006 consisted of $20.3 million for capital expenditures and $55.0 million for the acquisitions of Riley Medical and Everest Metal.

        Financing Activities.    Financing activities provided $15.5 million of cash in fiscal 2007. This increase in cash is primarily due to $32.6 million borrowings from our line of credit used to finance the Clamonta, TNCO, SSI and UCA acquisitions offset by debt repayments. This is compared to the 2006 proceeds of $39.0 million used to finance the Riley Medical acquisition.

        Capital Expenditures.    Capital expenditures totaled $8.8 million in fiscal 2007, compared to $20.3 million in fiscal 2006 and $34.8 million in fiscal 2005, and were primarily used to expand and enhance production capacity in several of our facilities. In 2007, we replaced equipment and increased capacity with new equipment. In 2006, we added a new 30,000 square foot design and development facility in Warsaw, Indiana, and we built a new 21,000 square foot forging facility and expanded press capacity in Sheffield, UK. In addition, we moved our existing Villeneuve d'Ascq, France case facility to a newly-constructed, larger facility in Villeneuve d'Ascq, France and moved our Cheltenham, UK facility to a newer and larger leased facility. We expect capital expenditures for fiscal 2008 to total approximately $15.0 million.

Debt and Credit Facilities

        In connection with our initial public offering in the fourth quarter of fiscal 2004, we entered into a $75.0 million senior secured credit facility, consisting of a $35.0 million five-year term loan ("Term Loan A") and a $40.0 million five-year revolving credit facility. In the second quarter of 2006, we amended and restated this credit facility to increase our term loans by $40.0 million ("Term Loan A-1")

and extended the revolving credit facility to June 2011. As of December 29, 2007, we had an aggregate of approximately $85.9 million of outstanding indebtedness, which consisted of the following:

  •
  An aggregate of $79.4 million of borrowings under our senior credit facility; and

  •
  $6.5 million of capital lease obligations.

        Borrowings under this senior credit facility bear interest at a floating rate, which is either a base rate, or at our option, a London Interbank Offered Rate ("LIBOR") rate, plus an applicable margin. As of December 29, 2007, an aggregate of $60.4 million was outstanding under the term loans at a weighted average interest rate of 8.35%. As of December 29, 2007, we had $19.0 million borrowings outstanding under the revolving credit facility. We had no outstanding letters of credit as of December 29, 2007.

        Historically, we have had a significant amount of variable rate long-term indebtedness. We have managed our exposure to changes in interest rates by entering into interest rate swap agreements. These agreements do not qualify for hedge accounting under the applicable accounting guidelines and, as a result, we are required to record changes to the fair market value of these agreements in our statement of operations for each period. We recorded interest rate swap valuation expense (income) of $1.4 million, $1.1 million and $(0.1) million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. For additional information regarding our interest rate swap agreements, see "Quantitative and Qualitative Disclosures about Market Risks—Interest Rate Risk."

        The term loans require quarterly payments of scheduled principal and interest, with annual scheduled principal payments increasing each year. Term Loan A matures in December 2009. The Term Loan A-1 and borrowings under the revolving credit facility mature in June 2011.

        The senior credit agreement ("Credit Agreement") contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. The Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, payment of dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The senior credit facility is secured by substantially all of our assets. Our Credit Agreement also contains customary events of default.

        As previously disclosed, we discovered accounting irregularities at our Sheffield, UK operating unit, resulting in our lender's administrative agent's notice to the Company that a default had occurred under the Credit Agreement. On October 10, 2007, we entered into a forbearance agreement under which the lenders agreed to forbear, until January 7, 2008, from exercising their rights and remedies available to them under the Credit Agreement, with respect to the events of default.

        On December 14, 2007, the Company, certain of the Company's subsidiaries, and Wachovia Bank, National Association, as Administrative Agent, entered into a Waiver, Amendment and Term A-2 Loan Incremental Term Loan Amendment to Amended and Restated Credit Agreement ("Waiver"). Pursuant to the terms of the Waiver, the Administrative Agent waived specified events of default existing under the Credit Agreement. In addition, the Administrative Agent, on behalf of itself and certain other lenders, (i) consented to the New Bedford acquisition, (ii) committed to extend additional senior secured credit in the aggregate amount of $60,000,000 (the "Incremental Term Loan" or "Term Loan A-2"), and (iii) modified the terms of the Credit Agreement accordingly. Proceeds of the Incremental Term Loan were used to fund the New Bedford acquisition; to pay, in part, the Company's existing revolving credit facility; and to pay fees and expenses in connection with the Waiver.

        On January 25, 2008, the New Bedford acquisition was completed and Term Loan A-2 was funded. Term Loan A-2 will mature June 13, 2011. Quarterly installments of principal are to be paid so as to reduce the principal balance by five percent (5%) in 2008, ten percent (10%) in 2009, fifteen percent

(15%) in 2010 and seventy percent (70%) in 2011. We retain the right to have borrowed funds bear interest at the LIBOR plus an applicable margin or at a "base rate" plus an applicable margin. The applicable margins for all borrowings have been modified under the Waiver, and until such time as the Company is current in filing its reports under Section 13 and 15(d) of the Securities Exchange Act, as amended, all applicable margins are increased by 0.50% and the margins are to be determined as though the Company's Total Leverage Ratio is greater than or equal to 2.0 to 1.0. In addition, until such time as the Company is current in filing its reports under the Securities Exchange Act, the Company is limited in our ability to borrow under its current revolving credit facility. Other terms of the Credit Agreement remain substantially unchanged by the Waiver.

        On March 27, 2008, the Company and Wachovia Bank, National Association, as Administrative Agent, entered into a Second Amendment and Waiver to the Amended and Restated Credit Agreement ("Second Amendment") for purposes of waiving events of default under the Credit Agreement relating to the Sheffield accounting irregularities and the Company's filing deadlines. The Second Amendment allows for a write-off of goodwill and provides for other one-time allowance adjustments in calculating the financial impact of the Sheffield accounting irregularities. In addition, the Second Amendment extended the deadline for the Company to file its audited financial statements and reports under Sections 13 and 15(d) of the Securities Exchange Act to April 14, 2008.

        On April 14, 2008, the Company notified the Administrative Agent that the filing of its Annual Report on Form 10-K would be extended beyond the April 14, 2008 target date; certain other financial statements as required by the Credit Agreement would be provided beyond the time established by the Credit Agreement; and that professional fees incurred in connection with the Sheffield Accounting Irregularities would cause the Company to be unable to comply with a financial covenant of the Credit Agreement. The Administrative Agent, for the Company's lenders, informed the Company that an event of default occurred due to these circumstances. Under the circumstances, the Administrative Agent had the right to accelerate the financial obligations of the Company under the Credit Agreement, but did not.

        On April 22, 2008, the Company and Wachovia Bank, National Association, as Administrative Agent, entered into a Third Amendment and Waiver to Amended and Restated Credit Agreement for the purpose of waiving the described defaults. Accordingly, the Corporation obtained from the lenders (i) a waiver for its event of default, (ii) an extension of the deadline by which the Corporation is required to file its 2007 form 10-K, and (iii) an extension of the deadline by which the Corporation is required to file its 2008 first quarter quarterly report on Form 10-Q. In addition, the Corporation obtained changes to the Credit Agreement which includes temporary adjustments to its financial statement covenants.

        We hold certain property and equipment pursuant to capital leases. As of December 29, 2007, these leases have future minimum lease payments of $3.1 million, $1.6 million, $0.9 million, $0.8 million and $0.8 million in each of the next 5 fiscal years and $3.0 million thereafter.

        We believe that cash flow from operating activities and borrowings under our senior credit facility will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing

Contractual Obligations and Commercial Commitments

        The following table reflects our contractual obligations as of December 29, 2007:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations(1)(3)	$79.4	$10.9	$22.3	$46.2	$—
Capital lease obligations	10.2	3.1	2.5	1.6	3.0
Operating lease obligations	4.5	1.4	1.8	1.1	0.2
Purchase obligations(2)	6.8	6.8	—	—	—

Total	$100.9	$22.2	$26.6	$48.9	$3.2

(1)
Represents principal maturities only and, therefore, excludes the effects of interest and interest rate swaps.

(2)
Represents purchase agreements to buy minimum quantities of cobalt chrome through December 2008.

(3)
In January 2008, we entered into a new term loan for $60.0 million for the purchase of New Bedford. The proceeds paid down $13.5 million of the revolving loan due in 2011. Payments due in less than 1 year, 1-3 years and 3-5 years will be $3.0 million, $15.0 million, and $42.0 million, respectively.

(4)
Liabilities for unrecognized tax benefits of $1.6 million are excluded as reasonable estimates could not be made regarding the timing of future cash outflows associated with those liabilities.

Off-Balance Sheet Arrangements

        Our off balance sheet arrangements include our operating leases and letters of credit, which are available under the senior credit facility. We had no letters of credit outstanding as of December 29, 2007.

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

        We incurred approximately $0.2 million in capital expenditures for environmental, health and safety in both 2007 and 2006. During 2007 we upgraded our HVAC and dust collection system at multiple locations.

        In connection with our acquisitions of TNCO, SSI and New Bedford we completed Phase I assessments and did not find any significant issues that need to be remediated. We cannot be certain that environmental issues will not be discovered or arise in the future related to these acquisitions. In conjunction with the New Bedford acquisition, we purchased $5.0 million of environmental insurance coverage for this facility. This the policy period expires January 25, 2013.

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

Inventory

        Inventories generally are stated at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. We review our inventory balances monthly for excess products or obsolete inventory levels and write down, if necessary, the inventory to net realizable value.

Business Combinations, Goodwill and Intangible Assets

        In July 2001, the Financial Accounting Standards Board, or "FASB," issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. In June 2007, the FASB issued SFAS No. 141(R), Business Combinations, which amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.

        We perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate or an adverse regulatory action. We completed our annual impairment test effective October 1, 2005 and determined that the goodwill and intangible assets within our Sheffield, UK reporting unit were impaired.

        For goodwill, we determined that the book value of the Sheffield, UK reporting unit exceeded the estimated fair market value of the reporting unit as determined using the present value of expected future cash flows on the assessment date. Expected future cash flows were derived from the restated results of operations which reflect lower operating income than previously reported. We applied future growth and operation expense projections which we believe represented reasonable estimates of the underlying business conditions at that time. After calculating the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit, it was determined that the recorded goodwill was impaired by approximately $32.1 million. For our customer related intangible asset, we determined that the book value of the intangible asset exceeded the estimated fair market value of the intangible resulting in the impairment of the recorded intangible asset of $1.5 million revision. We modeled a variety of scenarios when conducting our impairment analyses. However, such alternatives would not have materially modified the extent of the impairment charge or the period in which it was recognized.

        Our October 1, 2006 and October 1, 2007 annual impairment tests did not result in the impairment of our goodwill or intangible assets at any reporting unit within the Company.

Environmental Liability

        Governmental regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had, and will continue to have, an effect on our operations and us. We have made and continue to make expenditures for projects relating to the protection of the environment.

        Any loss contingencies with respect to environmental matters are recorded as liabilities in the consolidated financial statements when it is both (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable, in accordance with Statement of Financial Accounting Standards Statement (SFAS) No. 5, Accounting for Contingencies. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or not reasonably estimable, a liability is not recorded in the consolidated financial statements. In the opinion of our management, there are no known environmental matters that are expected to have a material impact on our consolidated balance sheet or results of operations; however, the outcome of such matters are not within our control and are subject to inherent uncertainty.

New Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The provisions of FIN 48 are effective for the Corporation on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this Statement did not have a material effect on the Corporation's financial position, results of operations or cash flows.

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

        In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We do not anticipate adopting this standard.

        In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations. This statement amends SFAS 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for our business combinations occurring on of after January 1, 2009. We are currently evaluating the potential impacts of the adoption of SFAS 141(R).

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

        We are exposed to market risk from fluctuations in interest rates. We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt and through the use of interest rate swaps. The objective of the swaps is to more effectively balance borrowing costs and interest rate risk. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 29, 2007, we had approximately $83.4 million of variable rate debt. The weighted average interest rate for this debt in 2007 was 8.80%. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.8 million, before giving effect to the interest rate swap agreements described below.

        We entered into an interest rate swap agreement that effectively converts $35.0 million of our variable rate term loans into a fixed rate obligation for an approximately three-year period ending June 30, 2006. We receive payments at variable rates, while we make payments at a fixed rate (2.285% at December 31, 2005).

        We entered into an interest rate swap agreement to hedge $15.0 million of outstanding long-term debt at a fixed payment obligation of 3.98% per annum for the period commencing on June 30, 2006 and ending on December 31, 2007. When we borrowed $40.0 million to acquire Riley Medical in May 2006, we subsequently entered into an interest rate swap agreement to economically hedge the $40.0 million of debt at a fixed payment obligation of 5.45% per annum for the period commencing on July 3, 2006 and ending on June 10, 2011.

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

        As a global company with operations in the United Kingdom, France, Switzerland, Ireland and Malaysia, we experienced an impact from foreign exchange in fiscal 2007. As a result of the fluctuation in rates, our revenue increased for the fourth quarter 2007 by $2.0 million and for the total year 2007 by $7.6 million. The fluctuation in rates increased our gross margin for the fourth quarter 2007 by $0.1 million and for the total year 2007 by $0.1 million. The impact of rates increased our net loss by $0.1 million in the fourth quarter and for the total year 2007 by $0.7 million.

        We entered into foreign currency forward contracts to mitigate fluctuations in foreign currency on the statement of operations. The loss of the foreign currency valuation of $0.4 million for 2007 offset net foreign currency transaction gains included within the Other expense of $0.5 million. As of December 29, 2007, we had three contracts for the sale of $5.0 million of British pounds each and one contract is for the sale of $10.0 million with settlement dates no later than January 18, 2008, January 18, 2008 and April 21, 2008, for each of the three contracts, respectively. Two contracts each for $5.0 million expired in January 2008.

        Our primary exposures to foreign currency exchange fluctuations are pound sterling/US dollar and Euro/US dollar. At December 29, 2007, the potential reduction in earnings from a hypothetical instantaneous 10.0% increase or decrease in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be approximately $2.0 million, net of tax. This foreign currency sensitivity model is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10.0% because such synchronized changes are unlikely to occur.

Commodity Price Risk

        We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities, such as titanium, stainless steel, cobalt chrome and aluminum. Given the historical volatility of certain commodity prices, this exposure can impact product costs. Because we typically do not set prices for our products in advance of our commodity purchases, we can take into account the cost of the commodity in setting our prices for each order. However, to the extent that we are unable to offset the increased commodity costs in our product prices, our results would be affected. A hypothetical instantaneous 10.0% change in commodity prices would have an immaterial impact on our results of operations in fiscal 2007.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

Symmetry Medical Inc.

Consolidated Balance Sheets

	December 29, 2007	December 30, 2006	December 31, 2005
		(Restated)	(Restated)
	(In Thousands, Except Per Share Data)
Assets:
Current Assets:
Cash and cash equivalents	$12,089	$11,721	$12,471
Accounts receivable, net	42,992	32,909	36,694
Inventories	45,353	33,134	28,089
Refundable income taxes	6,516	4,374	1,634
Deferred income taxes	2,551	2,826	1,867
Derivative valuation asset	2	—	414
Other current assets	2,940	3,965	4,032

Total current assets	112,443	88,929	85,201
Property and equipment, net	100,424	102,907	90,537
Derivative valuation asset	—	—	170
Goodwill	141,985	129,966	101,460
Intangible assets, net of accumulated amortization	44,567	31,613	14,813
Other assets	1,011	981	864

Total Assets	$400,430	$354,396	$293,045

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$34,518	$20,683	$23,588
Accrued wages and benefits	10,922	7,816	10,997
Other accrued expenses	8,096	4,104	2,696
Income tax payable	2,394	970	706
Derivative valuation liability	74	1,184	—
Deferred income taxes	407	249	—
Short term revolving line of credit	6,511	—	—
Current portion of capital lease obligations	2,487	3,500	3,239
Current portion of long-term debt	10,900	5,550	1,313

Total current liabilities	76,309	44,056	42,539
Deferred income taxes	12,136	8,392	7,964
Derivative valuation liability	1,917	549	—
Capital lease obligations, less current portion	4,032	5,142	8,532
Long-term debt, less current portion	68,500	63,650	26,250

Total Liabilities	162,894	121,789	85,285

Commitments and contingencies (Note 15)
Shareholders' Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued December 29, 2007—35,444; December 30, 2006—35,107; December 31, 2005—34,704)	4	4	3
Additional paid-in capital	272,623	270,716	268,973
Retained earnings (deficit)	(45,526)	(45,377)	(63,891)
Accumulated other comprehensive income	10,435	7,264	2,675

Total Shareholders' Equity	237,536	232,607	207,760

Total Liabilities and Shareholders' Equity	$400,430	$354,396	$293,045

See accompanying notes to consolidated financial statements.

Symmetry Medical Inc.

Consolidated Statements of Operations

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
		(Restated)	(Restated)
	(In Thousands, Except Per Share Data)
Revenue	$290,922	$245,017	$259,702
Cost of Revenue	238,343	188,579	192,930

Gross Profit	52,579	56,438	66,772
Selling, general and administrative expenses	39,484	28,278	27,570
Impairment of goodwill and intangible assets	—	—	33,580

Operating Income	13,095	28,160	5,622
Other expense:
Interest expense	6,917	4,448	2,954
Derivatives valuation (gain)/loss	1,740	2,317	(98)
Other (income)/expense	(503)	(3,699)	2,320

Income before income taxes	4,941	25,094	446
Income tax expense	5,090	6,580	10,315

Net income (loss)	$(149)	$18,514	$(9,869)

Net income (loss) per share:
Basic	$—	$0.53	$(0.29)

Diluted	$—	$0.53	$(0.28)

Weighted average common shares and equivalent shares outstanding:
Basic	35,089	34,829	33,841
Diluted	35,268	35,156	34,670

See accompanying notes to consolidated financial statements.

Symmetry Medical Inc.

Consolidated Statements of Operations (Continued)

Symmetry Medical Inc.

Consolidated Statements of Shareholders' Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2005 (Reported)	$3	$255,509	$(49,178)	$9,811	$216,145
Cumulative impact of restatement	—	—	(4,844)	(124)	(4,968)

Balance at January 1, 2005 (Restated)	$3	$255,509	$(54,022)	$9,687	$211,177
Comprehensive income:
Net loss			$(9,869)		(9,869)
Other comprehensive income—
Foreign currency translation adjustment				(7,012)	(7,012)

Comprehensive loss					$(16,881)
Sale of stock, net of expenses		10,500			10,500
Exercise of Common Stock warrants					—
Exercise of Common Stock options		1,978			1,978
Amortization of unearned compensation cost		152			152
Issuance of Common Stock—
Employee Stock Purchase Plan		834			834

Balance at December 31, 2005 (Restated)	$3	$268,973	$(63,891)	$2,675	$207,760
Comprehensive income:
Net income			18,514		18,514
Other comprehensive income—
Foreign currency translation adjustment				4,589	4,589

Comprehensive income					$23,103
Exercise of Common Stock warrants
Exercise of Common Stock options	1	1,463			1,464
Amortization of unearned compensation cost		11			11
Issuance of Common Stock—
Employee Stock Purchase Plan		269			269

Balance at December 30, 2006 (Restated)	$4	$270,716	$(45,377)	$7,264	$232,607
Comprehensive income:
Net loss			(149)		(149)
Other comprehensive income—
Foreign currency translation adjustment				3,171	3,171

Comprehensive income					$3,022
Exercise of Common Stock options		1,416			1,416
Amortization of unearned compensation cost		362			362
Issuance of Common Stock—
Employee Stock Purchase Plan		129			129

Balance at December 29, 2007	$4	$272,623	$(45,526)	$10,435	$237,536

See accompanying notes to consolidated financial statements.

Symmetry Medical Inc.

Consolidated Statements of Cash Flow

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
		(Restated)	(Restated)
	(In Thousands)
Operating activities
Net Income (loss)	$(149)	$18,514	$(9,869)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,741	15,837	13,067
Amortization	2,257	1,185	607
Net (gain) loss on sale of assets	153	(1,211)	75
Deferred income tax provision	(1,873)	619	(1,013)
Excess tax benefit from stock-based compensation	(845)	(1,062)	—
Income tax benefits from exercise of stock options	—	—	1,432
Stock-based compensation	362	11	—
Derivative valuation change	256	2,317	(98)
Foreign currency transaction (gains) losses	(530)	(2,657)	1,653
Impairment of goodwill and intangible asset	—	—	33,580
Change in operating assets and liabilities:
Accounts receivable	(3,968)	9,981	(7,159)
Other assets	1,401	1,207	1,165
Inventories	(5,238)	(1,254)	(2,000)
Current income taxes	615	(3,345)	1,390
Accounts payable	8,020	(5,729)	5,863
Accrued expenses and other	6,454	(1,772)	1,327

Net cash provided by operating activities	24,656	32,641	40,020
Investing activities
Purchases of property and equipment	(8,846)	(20,330)	(34,831)
Proceeds from the sale of fixed assets	1,731	2,444	—
Acquisitions, net of cash received	(33,660)	(55,011)	—

Net cash used in investing activities	(40,775)	(72,897)	(34,831)
Financing activities
Proceeds from bank revolver	64,880	77,993	37,065
Payments on bank revolver	(44,177)	(73,479)	(37,896)
Issuance of long-term debt	—	40,000	—
Payments on long-term debt and capital lease obligations	(6,756)	(6,922)	(8,321)
Proceeds from the issuance of common stock, net of expenses	700	673	11,880
Excess tax benefit from stock-based compensation	845	1,062	—
Debt issuance costs paid	—	(355)	—

Net cash provided by financing activities	15,492	38,972	2,728
Effect of exchange rate changes on cash	995	534	(295)

Net increase (decrease) in cash and cash equivalents	368	(750)	7,622
Cash and cash equivalents at beginning of period	11,721	12,471	4,849

Cash and cash equivalents at end of period	$12,089	$11,721	$12,471

Supplemental disclosures:
Cash paid for interest	$5,458	$3,547	$2,534

Cash paid for income taxes	$4,672	$8,534	$8,411

Assets acquired under capital leases	$195	$213	$283

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Description of the Business

        This Form 10-K reflects the restatement of our previously issued consolidated financial statements for the 2005 and 2006 fiscal years (including the interim periods within 2006) and the first and second quarters of fiscal 2007. These adjustments are discussed in Note 3 to the consolidated financial statements. Along with this report, we are filing our amended Quarterly Reports on Form 10-Q/A for the first and second quarters of fiscal 2007 and the delayed third quarter of fiscal 2007 on Form 10-Q. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to fiscal 2007. The financial information that was presented in previous filings or otherwise reported for these periods is amended by the information in this Annual Report on Form 10-K. The financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

        The consolidated financial statements include the accounts of Symmetry Medical, Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), Symmetry Medical USA Inc., Jet Engineering, Inc., Ultrexx, Inc., Riley Medical Inc., Symmetry Medical Everest LLC, Everest Metal International Limited, Symmetry Medical Switzerland SA (formerly known as Riley Medical Europe S.A.), Clamonta Limited, TNCO Inc., Specialty Surgical Instrumentation, Inc., UCA, LLC, Symmetry Medical Cheltenham Limited, Symmetry Medical PolyVac, SAS and Thornton Precision Components Limited ("Thornton").

        Symmetry Medical Inc. is a leading independent provider of implants and related instruments and cases to global orthopedic device manufacturers. The Corporation designs, develops and produces these products for companies in other segments of the medical device market, including the dental, osteobiologic and endoscopy segments, and also provides limited specialized products to non-healthcare markets, such as the aerospace market.

        Subsequent to year end on January 25, 2008 the Corporation acquired DePuy Orthopaedics, Inc's ("DePuy") New Bedford, Massachusetts instrument manufacturing facility ("New Bedford"). This facility manufactures orthopedic instruments as well as general surgical instruments and small implants. Refer to note 18 for further discussion.

        On August 31, 2007, the Corporation acquired Specialty Surgical Instrumentation, Inc. ("SSI") and UCA, LLC ("UCA") privately owned companies based in Nashville, Tennessee. SSI distributes surgical instruments directly to hospitals while UCA distributes sterilization containers directly to hospitals.

        On April 3, 2007, the Corporation acquired all of the stock of TNCO, Inc. ("TNCO"), a privately owned company based in Whitman, Massachusetts. TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus, and other minimally invasive procedures.

        On January 9, 2007, the Corporation acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively "Clamonta Ltd"). Clamonta Ltd manufactures aerospace products for the global aerospace industry.

        On August 31, 2006, the Corporation acquired certain assets of Everest Metal Finishing, LLC and all of the stock of Everest Metal International Limited (collectively "Everest Metal").

        On May 2, 2006, the Corporation acquired all of the stock of Riley Medical, Inc., a privately owned company based in Auburn, Maine, and Riley Medical Europe SA, its Swiss subsidiary (collectively "Riley Medical").

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

1. Description of the Business (Continued)

Refer to Note 4 for further discussion of these acquisitions.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Year End

        The Corporation's year end is the 52 or 53 week period ending the Saturday closest to December 31, resulting in fiscal 2007 (ending December 29, 2007), fiscal 2006 (ending December 30, 2006), and fiscal 2005 (ending December 31, 2005) each being 52 weeks. References in these consolidated financial statements to 2007, 2006 and 2005 refer to these financial years, respectively.

Use of Estimates

        Preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect the Corporation's financial position or results of operations.

Cash and Cash Equivalents

        Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the time of purchase.

Inventories

        Inventories generally are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. Costs include material, labor and manufacturing overhead costs. Inventory balances are reviewed monthly for excess products or obsolete inventory levels and written down, if necessary, to net realizable value.

        Inventories consist of the following:

	December 29, 2007	December 30, 2006	December 31, 2005
		(Restated)	(Restated)
Raw material and supplies	$9,244	$10,661	$7,325
Work-in-process	21,412	10,561	12,499
Finished goods	14,697	11,912	8,265

	$45,353	$33,134	$28,089

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property and equipment, which includes assets under capital lease, are stated on the basis of cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets or lease terms. Repair and maintenance costs are charged to expense as incurred.

        Property and equipment, including depreciable lives, consists of the following:

	December 29, 2007	December 30, 2006	December 31, 2005
		(Restated)	(Restated)
Land	$6,759	$6,735	$7,050
Buildings and improvements (20 to 40 years)	44,274	44,430	35,630
Machinery and equipment (5 to 15 years)	98,974	96,192	82,703
Office equipment (3 to 5 years)	8,909	7,895	6,353
Construction-in-progress	2,786	1,560	3,126

	161,702	156,812	134,862
Less accumulated depreciation	(61,278)	(53,905)	(44,325)

	$100,424	$102,907	$90,537

Goodwill

        The changes in the carrying amounts of goodwill for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, are as follows:

Balance as of January 1, 2005	$136,900
Impairment of goodwill	(32,045)
Effects of foreign currency	(3,395)

Balance as of December 31, 2005	101,460
Goodwill acquired	28,120
Effects of foreign currency	386

Balance as of December 30, 2006	$129,966
Goodwill acquired	10,886
Effects of foreign currency	1,133

Balance as of December 29, 2007	$141,985

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is subject to an annual impairment test in accordance with this statement. Goodwill is defined by the Corporation as the excess of purchase cost over the fair value of the net tangible and identifiable intangible assets acquired. Statement No. 142 requires the Corporation to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. Potential impairment is determined by comparing estimated fair value to the net book value of the reporting unit. Fair value is calculated as the present value of estimated future cash flows using a risk-adjusted discount rate commensurate with the Corporation's weighted-average cost of capital. The Corporation

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

has multiple operating segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Corporation has defined its reporting units at the operating segment level as this is the lowest level for which discrete financial information is available and the operating results of that component are regularly reviewed by management.

        The Corporation conducted an annual impairment test of goodwill effective October 1, 2005 and determined that the goodwill within the Sheffield, UK reporting unit was impaired. The Corporation determined that the book value of the reporting unit exceeded the estimated fair market value of the reporting unit as determined using the present value of expected future cash flows on the assessment date. We modeled a variety of scenarios when conducting our impairment analyses. However, such alternatives would not have materially modified the extent of the impairment charge or the period in which it was recognized. After calculating the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit, it was determined that the recorded goodwill was impaired by $32,045. The goodwill impairment was the result of the downward revision to expected future cash flows associated with the Sheffield, UK operation after correcting for the accounting irregularities. Consequently, the revised expected future cash flows were no longer sufficient to support the historical carrying value of the goodwill.

        No impairment of goodwill existed at any reporting unit during fiscal 2007 or 2006.

Other Intangible Assets

        Intangible assets subject to amortization consist of technology, non-compete and customer related intangible assets acquired in connection with our various acquisitions. These assets are amortized using the straight-line method, and amortization expense for the next 5 fiscal years approximates $2,900 per year. The Corporation is required to reassess the expected useful lives of existing intangible assets annually. The Corporation also evaluates the recoverability of intangible assets subject to amortization based on undiscounted operating cash flows when factors indicate impairment may exist. In the event of impairment, the Corporation makes appropriate write-downs of recorded costs to fair value.

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, intangible assets with an indefinite life are not amortized but are subject to review each reporting period to determine whether events and circumstances continue to support an indefinite useful life as well as an annual impairment test in accordance with this statement.

        The Corporation reviewed its intangible assets in accordance with SFAS No. 142 and recorded an impairment related to the amortizing customer related intangible assets at the Sheffield, UK reporting unit effective fiscal 2005. The Corporation determined that the book value of the acquired customer intangible assets exceeded its estimated fair market value as determined using the present value of expected future cash flows on the assessment date resulting in the impairment of the recorded intangible assets of $1,535 million. The impairment of intangible assets was triggered by the revised expected future cash flows from the operation after correcting for the accounting irregularities.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        As of December 29, 2007, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Acquired technology and patents	10 years	$2,442	$(507)	$1,934
Acquired customers	18 years	38,070	(4,168)	33,902
Non-compete agreements	5 years	593	(131)	462

Intangible assets subject to amortization		41,105	(4,806)	36,298

Proprietary processes	Indefinite			3,913
Trademarks	Indefinite			4,356

Indefinite-lived intangible assets, other than goodwill				8,269

Total				$44,567

        As of December 30, 2006, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(Restated)	(Restated)	(Restated)	(Restated)
Acquired technology and patents	12 years	$1,573	$(363)	$1,210
Acquired customers	19 years	27,116	(2,159)	24,957
Non-compete agreements	5 years	290	(27)	263

Intangible assets subject to amortization		28,979	(2,549)	26,430

Proprietary processes	Indefinite			3,883
Trademarks	Indefinite			1,300

Indefinite-lived intangible assets, other than goodwill				5,183

Total				$31,613

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        As of December 31, 2005, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(Restated)	(Restated)	(Restated)	(Restated)
Acquired technology and patents	9 years	$459	$(120)	$339
Acquired customers	25 years	12,026	(1,223)	10,803

Intangible assets subject to amortization		12,485	(1,343)	11,142

Proprietary processes	Indefinite			3,671
Trademarks	Indefinite			—

Indefinite-lived intangible assets, other than goodwill				3,671

Total				$14,813

Foreign Currency Accounting

        The financial statements of the Corporation's foreign subsidiaries are accounted for and have been translated into US dollars in accordance with Financial Accounting Standards Board (FASB) Statement No. 52, Foreign Currency Translation. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. Currency translation adjustments have been recorded as a separate component of shareholders' equity. Foreign currency transaction gains and losses resulting from a subsidiary's foreign currency denominated assets and liabilities included in Other income were a $382 gain, $2,679 gain and $1,713 loss in 2007, 2006 and 2005, respectively.

Revenue Recognition

        The Corporation recognizes revenue on orders received from its customers when there is persuasive evidence of an arrangement with the customer that is supportive of revenue recognition, the customer has made a fixed commitment to purchase the product for a fixed or determinable price, collection is reasonably assured under the Corporation's normal billing and credit terms and ownership and all risks of loss have been transferred to the buyer, which is normally upon shipment. In certain circumstances, customer terms require receipt of product prior to the transfer of the risk of ownership. In such circumstances, revenue is not recognized upon shipment, but rather upon confirmation of delivery.

Shipping and Handling Costs

        In accordance with EITF 00-10: Accounting for Shipping and Handling Fees and Costs, the Corporation reflects freight costs associated with shipping its products to customers as a component of cost of revenues.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs were $287, $302 and $237 for the years ending December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Allowance for Doubtful Accounts

        The Corporation performs periodic credit evaluations of customers' financial condition and generally does not require collateral. Receivables are generally due within 30 to 90 days. The Corporation maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Corporation makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends.

        The activity in the allowance for doubtful accounts was as follows:

	December 29, 2007	December 30, 2006	December 31, 2005
		(Restated)	(Restated)
Beginning balance	$229	$188	$535
Provision	299	189	123
Write-offs, net	(88)	(148)	(470)

Ending balance	$440	$229	$188

New Accounting Pronouncements

        In July 2006, the FASB issued FASB Interpretation No. 48 (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The provisions of FIN 48 are effective for the Corporation on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. This Statement did not have a material effect on the Corporation's financial position, results of operations or cash flows.

        In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material impact on the Corporation's financial position, results of operations and cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. The Corporation does not anticipate adopting this standard.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations. This statement amends SFAS 141, Business Combinations, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for business combinations of the Corporation occurring on of after January 1, 2009. The Corporation is currently evaluating the potential impacts of the adoption of SFAS 141(R).

Derivative Financial Instruments

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires recognition of every derivative instrument in the balance sheet as either an asset or liability measured at its fair value. Changes in the fair value of derivatives are to be recorded each period in earnings or comprehensive income, depending on whether the derivative is designated and effective as part of a hedge accounting transaction. The Corporation's derivatives discussed below do not qualify for hedge accounting and accordingly, adjustments to fair value are recorded in earnings.

        The Corporation had an interest rate swap ("SWAP") agreement to economically hedge $35,000 of outstanding long-term debt at a fixed payment obligation of 2.285% per annum for the period commencing on July 21, 2003 and ending on June 30, 2006. Effective December 2004, the Corporation entered into a SWAP agreement to economically hedge $15,000 of outstanding long-term debt at a fixed payment obligation of 3.98% per annum for the period commencing on June 30, 2006 and ending on December 31, 2007. Effective July 2006, the Corporation entered into a SWAP agreement to economically hedge $40,000 of outstanding long-term debt at a fixed payment obligation of 5.45% per annum for the period commencing July 3, 2006 and ending on June 10, 2011. The entire change in the fair market value of the SWAPs in 2007, 2006 and 2005 of $1,366, $1,129, and $(98) respectively, was included in earnings.

        The Corporation enters into forward contracts to mitigate the impact of fluctuations in foreign currency on the Statements of Operations. As of December 29, 2007, the Corporation had two contracts for the sale of $5,000 British pounds each with settlement dates no later than January 18, 2008 and one contract for the sale of $10,000 British pounds with a settlement date no later than April 21, 2008. As of December 30, 2006, the Corporation had entered into three contracts for the sale of $5,000 British pounds each with settlement dates no later than January 17, 2007, May 2, 2007 and May 11, 2007 for each of the three contracts respectively. The entire change in the fair value of the forwards in 2007 and 2006 of $374 and $1,188, respectively, was included in earnings.

Stock-Based Compensation

        The Corporation adopted SFAS 123(R), Share-Based Payment on January 1, 2006 (SFAS 123(R)). SFAS 123(R), requires that all share-based payments to employees, including grants of employee stock options be recognized in the financial statements based upon their fair value over the requisite service period. The Corporation had previously followed Accounting Principles Board No. 25, (APB No. 25) in accounting for its stock options and accordingly, no compensation cost had been previously recognized as the exercise price of employee stock options equaled the market price of the Corporations stock on the date of the grant.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The Corporation has adopted SFAS 123(R) using the modified prospective method and therefore, prior period results have not been restated. New grants as well as the unvested portion of existing grants as of the date of adoption are recognized in expense.

        As a result of adopting SFAS 123(R), the Corporation's income before income taxes for the year ended December 29, 2007 and December 30, 2006 are $37 and $110 lower, respectively, with net income being $24 and $66 lower for each respective fiscal year than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for years ended December 29, 2007 and December 30, 2006 would not have changed if the Corporation had not adopted SFAS 123(R).

        Prior to the adoption of SFAS 123(R), the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flow. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $845 and $1,062 excess tax benefits for the years ended December 29, 2007 and December 30, 2006, respectively, that are classified as financing cash inflows would have been classified as operating cash inflows if the Corporation had not adopted SFAS 123(R).

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

Year Ended
December 31, 2005
(Restated)
Reported net income	$(9,869)
Pro forma stock-based compensation expense (net of tax)	(219)
Stock-based employee compensation recorded (net of tax)	90

Adjusted net income	$(9,998)

Basic net income per share:
Reported net income per share	$(0.29)
Stock-based compensation expense (net of tax) per share	(0.01)

Adjusted net income per share	$(0.30)

Diluted net income per share:
Reported net income per share	$(0.28)
Stock-based compensation expense (net of tax) per share	(0.01)

Adjusted net income per share	$(0.29)

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

3. Restatement

Background and Summary Findings of the Investigation

        On October 4, 2007, we issued a press release and filed a Current Report on Form 8-K with the Securities and Exchange Commission (the "SEC") in which we announced that, due to the apparent overstatement of revenues by our Sheffield, United Kingdom ("UK") operating unit, it may be necessary for us to restate our financial statements for the periods subsequent to June 2003, and that as a result our historical financial statements for those periods can no longer be relied upon. On November 12, 2007, we filed a Current Report on Form 8-K with the SEC in which we announced that the potential irregularities in the financial reporting by our Sheffield, UK operating unit also includes the overstatement of inventory and other matters. The Sheffield, UK operating unit is part of our Thornton Precision Components Limited subsidiary.

        This Form 10-K reflects the restatement of our previously issued consolidated financial statements for the 2005 and 2006 fiscal years (including the interim periods within 2006) and the first and second quarters of fiscal 2007. Along with this report, we are filing our amended Quarterly Reports on Form 10-Q/A for the first and second quarters of fiscal 2007 and the delayed third quarter of fiscal 2007 on Form 10-Q. We do not intend to amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to fiscal 2007. The financial information that was presented in previous filings or otherwise reported for these periods is amended by the information in this Annual Report on Form 10-K. The financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

        Upon discovery of the accounting irregularities, the Audit Committee engaged special legal counsel who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. That investigation has concluded that the irregularities were isolated to our Sheffield, UK operating unit.

        We have quantified the impact of the irregularities identified at our Sheffield, UK operating unit and are restating our financial statements to correct those irregularities. The restatements correct misstatements within accounts receivable, inventory, accounts payable, property, plant and equipment and the corresponding income tax and profit and loss impacts. The cumulative impact of these restatements reduced net income by $4,844 through January 1, 2005. Additionally, fiscal year 2006 and 2005 net income was reduced by $5,635 and $8,089, respectively. Finally, approximately $8,242 of the restatement relates to periods prior to our acquisition of the Sheffield, UK operating unit. Therefore, this adjustment is reflected as a change to the opening balance sheet related to that acquisition and increases goodwill by approximately $8,242. Because the restatement reduced our operating results during these periods, our 2005 goodwill impairment test indicated the carrying value of goodwill and related customer intangibles exceeded fair value. Consequently, we recognized a $33,580 impairment charge to write off the goodwill and a customer relationship intangible at our Sheffield, UK operating unit.

        The Audit Committee engaged Ernst & Young LLP to audit our restated consolidated financial statements for fiscal 2005 and 2006, while simultaneously completing its audit of our 2007 fiscal year. Ernst & Young LLP was also engaged to re-review our quarterly consolidated financial statements for fiscal 2006 and 2007. The adjustments made as a result of the restatements are more fully discussed below.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

3. Restatement (Continued)

Restatement Adjustments

        The following table represents the effect of the restatement on the consolidated statements of operations for the years ended December 30, 2006 and December 31, 2005 and should be reviewed in conjunction with the descriptions of the adjustments following the consolidated balance sheets:

	Years Ended
	December 30, 2006	December 30, 2006	December 30, 2006	December 31, 2005	December 31, 2005	December 31, 2005
	(Reported)	(Adjustment)	(Restated)	(Reported)	(Adjustment)	(Restated)
	(In Thousands, Except Per Share Data)
Revenue	$253,569	$(8,552)	$245,017	$263,766	$(4,064)	$259,702
Cost of Revenue	188,467	112	188,579	185,227	7,703	192,930

Gross Profit	65,102	(8,664)	56,438	78,539	(11,767)	66,772
Selling, general and administrative expenses	28,440	(162)	28,278	27,570	—	27,570
Impairment of goodwill and intangible assets	—	—	—	—	33,580	33,580

Operating Income	36,662	(8,502)	28,160	50,969	(45,347)	5,622
Other (income) expense:
Interest expense	4,448	—	4,448	2,954	—	2,954
Derivatives valuation (gain)/loss	2,317	—	2,317	(98)	—	(98)
Other	(3,201)	(498)	(3,699)	1,872	448	2,320

Income before income taxes	33,098	(8,004)	25,094	46,241	(45,795)	446
Income tax expense	8,949	(2,369)	6,580	14,441	(4,126)	10,315

Net income (loss)	$24,149	$(5,635)	$18,514	$31,800	$(41,669)	$(9,869)

Net income (loss) per share:
Basic	$0.69	$(0.16)	$0.53	$0.94	$(1.23)	$(0.29)

Diluted	$0.69	$(0.16)	$0.53	$0.92	$(1.20)	$(0.28)

Weighted average common shares and equivalent shares outstanding:
Basic	34,829		34,829	33,841		33,841
Diluted	35,156		35,156	34,670		34,670

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

3. Restatement (Continued)

        The following table represents the effect of the restatement on the consolidated balance sheets as of December 30, 2006 and December 31, 2005 and should be reviewed in conjunction with the descriptions of the adjustments following the consolidated balance sheets:

	December 30, 2006	December 30, 2006	December 30, 2006	December 31, 2005	December 31, 2005	December 31, 2005
	(Reported)	(Adjustment)	(Restated)	(Reported)	(Adjustment)	(Restated)
	(In Thousands, Except Share Data)
Assets:
Current Assets:
Cash and cash equivalents	$11,721	$—	$11,721	$12,471	$—	$12,471
Accounts receivables, net	47,506	(14,597)	32,909	44,908	(8,214)	36,694
Inventories	47,392	(14,258)	33,134	38,783	(10,694)	28,089
Refundable income taxes	111	4,263	4,374	185	1,449	1,634
Deferred income taxes	2,826	—	2,826	1,867	—	1,867
Derivative valuation asset	—	—	—	414	—	414
Other current assets	3,965	—	3,965	4,032	—	4,032

Total current assets	113,521	(24,592)	88,929	102,660	(17,459)	85,201
Property and equipment, net	106,147	(3,240)	102,907	93,106	(2,569)	90,537
Derivative valuation asset	—	—	—	170	—	170
Goodwill	156,241	(26,275)	129,966	124,518	(23,058)	101,460
Intangible assets, net of accumulated amortization	33,257	(1,644)	31,613	16,327	(1,514)	14,813
Other assets	981	—	981	864	—	864

Total Assets	$410,147	$(55,751)	$354,396	$337,645	$(44,600)	$293,045

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$14,860	$5,823	$20,683	$18,983	$4,605	$23,588
Accrued wages and benefits	7,816	—	7,816	10,997	—	10,997
Other accrued expenses	4,104	—	4,104	2,696	—	2,696
Income tax payable	850	120	970	1,241	(535)	706
Derivative valuation liability	1,184	—	1,184	—	—	—
Deferred income taxes	249	—	249	—	—	—
Current portion of capital lease obligations	3,500	—	3,500	3,239	—	3,239
Current portion of long-term debt	5,550	—	5,550	1,313	—	1,313

Total current liabilities	38,113	5,943	44,056	38,469	4,070	42,539
Deferred income taxes	11,832	(3,440)	8,392	11,139	(3,175)	7,964
Derivative valuation liability	549	—	549	—	—	—
Capital lease obligations, less current portion	5,142	—	5,142	8,532	—	8,532
Long-term debt, less current portion	63,650	—	63,650	26,250	—	26,250

Total Liabilities	119,286	2,503	121,789	84,390	895	85,285

Commitments and contingencies (Note 15)
Shareholders' Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued December 30, 2006—35,107; December 31, 2005—34,704	4	—	4	3	—	3
Additional paid-in capital	271,388	(672)	270,716	268,973	—	268,973
Retained earnings (deficit)	6,771	(52,148)	(45,377)	(17,378)	(46,513)	(63,891)
Accumulated other comprehensive income	12,698	(5,434)	7,264	1,657	1,018	2,675

						—
Total Shareholders' Equity	290,861	(58,254)	232,607	253,255	(45,495)	207,760

			—			—
Total Liabilities and Shareholders' Equity	$410,147	$(55,751)	$354,396	$337,645	$(44,600)	$293,045

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

3. Restatement (Continued)

        The adjustments resulting in the restatements are described as follows:

        Revenue and Accounts Receivable Adjustments—Revenue adjustments include the correction of revenue recognized in incorrect periods and the elimination of fictitious transactions.

        Cost of Revenue, Inventory and Accounts Payable Adjustments—Adjustments include the correction of cost of sales related to revenue adjustments discussed above, the elimination of fictitious work in process inventory which had been previously sold or scrapped and adjustments to properly reflect the timing of inventory receipts and related disbursements.

        Selling General and Administrative and Additional Paid in Capital Adjustments—Selling, general and administrative adjustments include the reversal of amortization expense related to performance based restricted stock awards which are no longer probable of vesting due to the lower restated financial results at Sheffield.

        Other Expense Adjustments—Other expense adjustments are due primarily to revised the foreign currency transaction gains and losses associated with the restated accounts receivable balances.

        Income Tax Expense, Refundable Income Taxes, Deferred Income Taxes and Income Taxes Payable Adjustments—Income tax expense adjustments result from the tax impacts of the restatement adjustments to pre-tax income at the UK statutory rate of 30%.

        Property, Plant and Equipment Adjustments—Adjustments result from the reduction to construction in progress accounts which contained overstated amounts for capitalized tooling used in the production process at the Sheffield, UK reporting unit.

        Goodwill, Intangible Assets and Retained Earnings Adjustments—Certain of the above mentioned errors and irregularities date back to prior periods including the opening balance sheet established at the time of the acquisition of the Sheffield operation in 2003. The adjustments to the opening balance sheet results in an increase to goodwill of approximately $8,242. In addition, utilizing the restated operating results we determined that carrying value of the Sheffield reporting unit as well as a customer related intangible were in excess of their fair value. The impairment analysis resulted in the write-off of goodwill and intangibles of $33,580 in 2005.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

3. Restatement (Continued)

        The following table represents the effect of the restatement on the consolidated statements of cash flows for the years ended December 30, 2006 and December 31, 2005 and should be reviewed in conjunction with the descriptions of the adjustments following the consolidated balance sheet:

	Years Ended
	December 30, 2006	December 30, 2006	December 30, 2006	December 31, 2005	December 31, 2005	December 31, 2005
	(Reported)	(Adjustment)	(Restated)	(Reported)	(Adjustment)	(Restated)
	(In Thousands)
Operating activities
Net Income	$24,149	$(5,635)	$18,514	$31,800	$(41,669)	$(9,869)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15,837	—	15,837	13,067	—	13,067
Amortization	1,262	(77)	1,185	607	—	607
Net (gain) loss on sale of assets	(1,211)	—	(1,211)	75	—	75
Deferred income tax provision	(312)	931	619	1,858	(2,871)	(1,013)
Excess tax benefit from stock-based compensation	(1,062)	—	(1,062)	—	—	—
Income tax benefits from exercise of stock options	—	—	—	1,432	—	1,432
Stock-based compensation	683	(672)	11	—	—	—
Derivative valuation change	2,317	—	2,317	(98)	—	(98)
Foreign currency transaction (gains) losses	(2,159)	(498)	(2,657)	1,205	448	1,653
Impairment of goodwill and intangible asset	—	—	—	—	33,580	33,580
Change in operating assets and liabilities:
Accounts receivable	4,581	5,400	9,981	(7,743)	584	(7,159)
Other assets	1,207	—	1,207	1,165	—	1,165
Inventories	(3,285)	2,031	(1,254)	(6,366)	4,366	(2,000)
Current income taxes	(2,754)	(591)	(3,345)	—	1,390	1,390
Accounts payable	(6,614)	885	(5,729)	2,541	3,322	5,863
Accrued expenses and other	(393)	(1,379)	(1,772)	3,192	(1,865)	1,327

Net cash provided by operating activities	32,246	395	32,641	42,735	(2,715)	40,020
Investing activities
Purchases of property and equipment	(20,625)	295	(20,330)	(37,546)	2,715	(34,831)
Proceeds from the sale of fixed assets	2,444	—	2,444	—	—	—
Acquisition, net of cash received	(55,011)	—	(55,011)	—	—	—

Net cash used in investing activities	(73,192)	295	(72,897)	(37,546)	2,715	(34,831)
Financing activities
Proceeds from bank revolver	77,993	—	77,993	37,065	—	37,065
Payments on bank revolver	(73,479)	—	(73,479)	(37,896)	—	(37,896)
Issuance of long-term debt	40,000	—	40,000	—	—	—
Payments on long-term debt and capital lease obligations	(6,922)	—	(6,922)	(8,321)	—	(8,321)
Proceeds from the issuance of common and preferred stock, net of expenses	673	—	673	11,880	—	11,880
Excess tax benefit from stock-based compensation	1,062	—	1,062	—	—	—
Debt issuance costs paid	(355)	—	(355)	—	—	—

Net cash provided by financing activities	38,972	—	38,972	2,728	—	2,728
Effect of exchange rate changes on cash	1,224	(690)	534	(295)	—	(295)

Net increase (decrease) in cash and cash equivalents	(750)	—	(750)	7,622	—	7,622
Cash and cash equivalents at beginning of period	12,471	—	12,471	4,849	—	4,849

Cash and cash equivalents at end of period	$11,721	$—	$11,721	$12,471	$—	$12,471

Supplemental disclosures:
Cash paid for interest	$3,547	$—	$3,547	$2,534	$—	$2,534

Cash paid for income taxes	$9,074	$(540)	$8,534	$8,919	$(508)	$8,411

Assets acquired under capital leases	$213	$—	$213	$283	$—	$283

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

3. Restatement (Continued)

        Consolidated Statement of Cash Flow Adjustments—For the income statement and balance sheet adjustments described above, corresponding adjustments were made to the consolidated statement of cash flows.

        The impact of the restatement on beginning retained earnings (deficit) as of January 1, 2005 was to increase the reported balance of ($49,178) by $4,844 to the restated retained deficit balance of ($54,022).

        The following table represents the effect of the restatement on comprehensive income for the years ended December 30, 2006 and December 31, 2005:

	Year Ended
	December 30, 2006	December 30, 2006	December 30, 2006	December 31, 2005	December 31, 2005	December 31, 2005
	(Reported)	(Adjustment)	(Restated)	(Reported)	(Adjustment)	(Restated)
Net Income	$24,149	$(5,635)	$18,514	$31,800	$(41,669)	$(9,869)
Foreign currency translation adjustments	11,041	(6,452)	4,589	(8,154)	1,142	(7,012)

Comprehensive income	$35,190	$(12,087)	$23,103	$23,646	$(40,527)	$(16,881)

4. Acquisitions

        On January 9, 2007, the Corporation's subsidiary Thornton Precision Components Limited (Thornton) acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively "Clamonta Ltd"), for $10,352 in cash, subject to certain post closing adjustments. The acquisition of Clamonta Ltd expands the Corporation's Total Solutions® business model into the global aerospace industry and further strengthens our relationship with a key aerospace customer. Results of Clamonta Ltd are included from the date of acquisition.

        The aggregate purchase price of $10,352 was allocated to the opening balance sheet as follows:

Current assets	$3,445
Property, plant & equipment	3,695
Acquired customers (amortized over 15 years)	3,070
Non-compete agreements (amortized over 5 years)	120
Trademarks (indefinite-lived)	1,330
Goodwill	2,970
Current liabilities	(1,765)
Deferred income taxes	(1,963)
Capital Leases	(550)

Purchase price, net	$10,352

        On April 3, 2007, the Corporation's subsidiary Symmetry Medical USA Inc. acquired all of the stock of TNCO, Inc. ("TNCO"), a privately owned company based in Whitman, Massachusetts for $7,262 in cash. TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus, and other minimally invasive procedures.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

4. Acquisitions (Continued)

        The aggregate purchase price of $7,262 was allocated to the opening balance sheet as follows:

Current assets	$2,570
Property, plant & equipment	1,740
Acquired technology (amortized over average weighted 8 years)	510
Acquired customers (amortized over 15 years)	1,170
Non-compete agreements (amortized over 5 years)	80
Trademarks (indefinite-lived)	190
Goodwill	1,471
Current liabilities	(469)

Purchase price, net	$7,262

        On August 31, 2007, the Corporation's subsidiary Symmetry Medical USA Inc. acquired all of the stock of Specialty Surgical Instrumentation, Inc. and UCA, LLC ("UCA"), privately owned companies based in Nashville, Tennessee (collectively "SSI"), for $14,986, in cash, subject to certain post closing adjustments. SSI distributes surgical instruments directly to hospitals while UCA distributes sterilization containers directly to hospitals.

        The aggregate purchase price is preliminary, subject to adjustment and expected to be finalized in 2008. As of December 29, 2007, the aggregate purchase price of $14,986 was allocated to the opening balance sheet as follows:

Current assets	$6,509
Property, plant & equipment	1,687
Acquired technology (amortized over average weighted 13 years)	350
Acquired customers (amortized over 15 years)	6,630
Non-compete agreements (amortized over 5 years)	100
Trademarks (indefinite-lived)	1,500
Goodwill	5,385
Current liabilities	(4,495)
Deferred income taxes	(2,680)

Purchase price, net	$14,986

Riley Medical

        On May 2, 2006, the Corporation completed the acquisition of Riley Medical, a privately-owned company based in Auburn, Maine, for approximately $45,797 in net cash, subject to adjustment. Riley Medical is a manufacturer of standard and custom cases, trays and containers for the medical device industry with locations in the United States and Switzerland. The acquisition expands the Corporation's geographic footprint in Europe and the case product line, including several new patents and trademarks. Results of Riley Medical are included in the statement of operations from the acquisition date.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

4. Acquisitions (Continued)

        As of December 29, 2007, the aggregate purchase price of $45,797 was allocated to the opening balance sheet as follows:

Current assets	$6,551
Property, plant & equipment	3,577
Acquired technology (amortized over average weighted 13 years)	1,050
Acquired customers (amortized over 15 years)	9,810
Non-compete agreements (amortized over 5 years)	110
Trademarks (indefinite-lived)	1,300
Goodwill	25,417
Current liabilities	(2,018)

Purchase price, net	$45,797

Everest Metal

        On August 31, 2006, the Corporation completed the acquisition of Everest Metal, a privately-owned company, for approximately $10,274 in net cash, including earn-out payments of $1,400. Everest Metal is an implant finishing operation with locations in the United States and Ireland. Everest Metal's core competencies will accelerate the Corporation's stated plan of growing its implant finishing operations and strengthening its local presence near its customers. Results of Everest Metal are included in the statement of operations from the acquisition date.

        As of December 29, 2007, the aggregate purchase price of $10,274 was allocated to the opening balance sheet as follows:

Current assets	$767
Property, plant & equipment	530
Acquired customers (amortized over 15 years)	5,280
Non-compete agreements (amortized over 5 years)	180
Goodwill	3,763
Current liabilities	(246)

Purchase price, net	$10,274

        Unaudited Proforma Results    The following table represents the proforma results of the Corporation's operations had the acquisitions of Riley Medical, Everest Metal, Clamonta Ltd, TNCO and SSI been completed as of the beginning of the periods presented:

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
		(Restated)	(Restated)
Revenue	$307,301	$294,519	$324,461
Net income (loss)	(1,243)	19,012	(9,612)
Earnings per share—basic	$(0.04)	$0.55	$(0.28)
Earnings per share—diluted	$(0.04)	$0.54	$(0.28)

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

5. Debt Arrangements

        Long-term debt consists of the following:

	December 29, 2007	December 30, 2006	December 31, 2005
Bank term loan payable in quarterly installments, plus interest at a variable rate (9.0% at December 29, 2007), through December 2009	$21,000	$24,500	$27,563
Bank term loan payable in quarterly installments, plus interest at a variable rate (8.0% at December 29, 2007), through June 2011	39,400	39,700	—
Revolving line of credit, due June 2011 (9.0% at December 29, 2007)	19,000	5,000	—

	79,400	69,200	27,563
Less current portion	(10,900)	(5,550)	(1,313)

	$68,500	$63,650	$26,250

        In June 2006, the Corporation amended and restated its existing credit facility to provide for an additional $40,000 term loan that was used to finance the Riley Medical acquisition. In addition, the Corporation's $40,000 revolving credit facility maturity was extended from December 2009 to June 2011.

        As of December 29, 2007, the Corporation's revolving credit facility had a total capacity of up to $40,000 and the Corporation pays a 0.375% annual commitment fee for the average unused portion of the revolving line of credit facility. There were $19,000 of borrowings under this line of credit at December 29, 2007. Additional borrowings on the facility are restricted and not currently available as disclosed below.

        The bank term loan and revolving line of credit (Senior Credit Agreement) contain various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. The Senior Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, paying dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The senior credit facility is secured by substantially all of the Corporation's assets. The Corporation's Senior Credit Agreement also contains customary events of default.

        As previously reported in the Corporation's Current Reports on Form 8-K dated October 5, 2007, and October 11, 2007, the Corporation discovered accounting irregularities at its Sheffield, UK operating unit, resulting in the Administrative Agent's notice to the Corporation that a default had occurred under the Senior Credit Agreement. On October 10, 2007, the Corporation entered into a forbearance agreement under which the lenders agreed to forebear, until January 7, 2008, from exercising their rights and remedies available to them under the Senior Credit Agreement, with respect to the events of default.

        On December 14, 2007, the Corporation, certain of the Corporation's subsidiaries, and Wachovia Bank, National Association, as Administrative Agent, entered into a Waiver, Amendment and Term A-2 Loan Incremental Term Loan Amendment to Amended and Restated Credit Agreement ("Waiver").

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

5. Debt Arrangements (Continued)

Pursuant to the terms of the Waiver, the Administrative Agent permanently waived specified events of default existing under the Senior Credit Agreement. In addition, the Administrative Agent, on behalf of itself and certain other lenders, (i) consented to the New Bedford acquisition, (ii) committed to extend additional senior secured credit in the aggregate amount of $60,000,000 (the "Incremental Term Loan"), and (iii) modified the terms of the Senior Credit Agreement accordingly. Proceeds of the Incremental Term Loan were used to fund the New Bedford acquisition; to pay, in part, the Corporation's existing revolving credit facility; and to pay fees and expenses in connection with the Waiver.

        On January 25, 2008, the New Bedford acquisition was completed and the Incremental Term Loan was funded. The Incremental Term Loan will mature June 13, 2011. Quarterly installments of principal are to be paid so as to reduce the principal balance by five percent (5%) in 2008, ten percent (10%) in 2009, fifteen percent (15%) in 2010 and seventy percent (70%) in 2011. We retained the right to have borrowed funds bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin or at a "Base Rate" plus an applicable margin. The applicable margins have been modified under the Waiver, and until such time as the Corporation is current in filing its reports under Section 13 and 15(d) of the Securities Exchange Act, as amended, all applicable margins are increased by 0.50% and the margins are to be determined as though the Corporation's Total Leverage Ratio is greater than or equal to 2.0 to 1.0. In addition, until such time as the Corporation is current in filing its reports under the Securities Exchange Act, the Corporation is limited in its ability to borrow under its current revolving credit facility.

        Other terms of the Credit Agreement remained substantially unchanged by the Waiver.

        On March 27, 2008, the Corporation and its lenders entered into a Second Amendment and Waiver to the Amended and Restated Credit Agreement ("Second Amendment") for purposes of waiving events of default under the Senior Credit Agreement relating to the Sheffield accounting irregularities and the Corporation's required financial statement filing deadlines. The Second Amendment modified the calculation of the financial impact of the Sheffield irregularities and extended the deadline for the Corporation to file its financial statements as required under Sections 13 and 15(d) of the Exchange Act to April 14, 2008.

        On April 14, 2008, the Corporation notified its Administrative Agent that the filing of its Annual Report on Form 10-K would be extended beyond the April 14, 2008 target date; certain other financial statements as required by the Credit Agreement would be provided beyond the time established by the Credit Agreement; and the Corporation would be unable to comply with a financial covenant of the Credit Agreement. The Administrative Agent, for the Corporation's lenders, informed the Corporation that an event of default occurred due to these circumstances. Under the circumstances, the Administrative Agent had the right to accelerate the financial obligations of the Corporation under the Credit Agreement, but did not.

        On April 22, 2008, the Corporation and Wachovia Bank, National Association, as Administrative Agent, entered into a Third Amendment and Waiver to Amended and Restated Credit Agreement for the purposes of waiving the described defaults. Accordingly, the Corporation obtained from the lenders (i) a waiver for its Event of Default, (ii) an extension of the deadline by which the Corporation is required to file its 2007 Form 10-K, and (iii) an extension of the deadline by which the Corporation is required to file its 2008 first quarter filing on Form 10-Q. In addition, the Corporation obtained

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

5. Debt Arrangements (Continued)

changes to the Credit Agreement which includes temporary adjustments to its financial statement covenants.

        As of December 29, 2007, the Corporation had prepaid the next three scheduled quarterly term loan payments. Maturities of long-term debt for the five years succeeding December 29, 2007 are as follows:

2008	$10,900
2009	10,900
2010	11,400
2011	46,200

$79,400

6. Leases

        The Corporation has a capital lease arrangement through October 1, 2016 for its New Hampshire manufacturing facility. On October 1, 2001, and every five years thereafter, including extensions, the annual base rent will change based on the Consumer Price Index. The Corporation has an option to extend the lease for an additional five-year period and has a right of first opportunity to purchase the leased property. Any leasehold improvements are depreciated over the shorter of the useful asset life or the minimum lease period. Additionally, the Corporation has entered into capital leases for various machinery and equipment.

        Property and equipment and related accumulated amortization for building and equipment under capital leases are as follows:

	December 29, 2007	December 30, 2006	December 31, 2005
Buildings and improvements	$4,991	$4,991	$4,991
Machinery and equipment	15,579	13,743	13,896

	20,570	18,734	18,887
Less accumulated amortization	(10,910)	(9,382)	(7,052)

	$9,660	$9,352	$11,835

        Amortization of leased assets is included in depreciation expense.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

6. Leases (Continued)

        Future minimum payments for capital leases with initial terms of one year or more are as follows at December 29, 2007:

2008	3,140
2009	1,567
2010	938
2011	797
2012	797
Thereafter	2,991

Total minimum payments	10,230
Amounts representing interest	(3,711)

Present value of net minimum lease payments (including total current portion of $2,487)	$6,519

7. Income Taxes

        Income before income taxes consisted of:

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
		(Restated)	(Restated)
Domestic	$9,812	$17,156	$34,338
Foreign	(4,871)	7,938	(33,892)

	$4,941	$25,094	$446

        Significant components of the Corporation's net deferred tax liabilities are as follows:

	December 29, 2007	December 30, 2006	December 31, 2005
		(Restated)	(Restated)
Compensation	$395	$1,190	$741
Intangibles	(9,290)	(5,565)	(5,082)
Inventory	1,216	1,354	1,151
Property, plant and equipment	(7,477)	(7,480)	(6,330)
Net operating loss carryforwards of states and foreign subsidiaries	5,028	3,768	3,287
Derivative agreements	790	690	(232)
Other	1,165	290	430

	(8,173)	(5,753)	(6,035)
Valuation allowance for operating loss carryforward	(1,819)	(62)	(62)

	$(9,992)	$(5,815)	$(6,097)

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

7.    Income Taxes (Continued)

        Significant components of the income tax provision are as follows:

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
		(Restated)	(Restated)
Current:
Federal	$3,753	$5,584	$8,786
State	295	340	565
Foreign	2,288	988	(360)

	6,336	6,912	8,991
Deferred	(1,246)	(332)	1,324

	$5,090	$6,580	$10,315

        The provision for income taxes differs from that computed at the Federal statutory rate of 34%, 35% and 35% for 2007, 2006 and 2005, respectively as follows:

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
		(Restated)	(Restated)
Tax at Federal statutory rate	$1,679	$8,783	$156
State income taxes	205	514	997
State tax credits	(122)	(312)	—
Foreign income taxes	439	(635)	548
Qualified production activities deduction	(186)	(156)	(334)
Research and development credits—current year	(689)	(745)	(633)
Research and development and other tax credits—prior years	—	(318)	(1,341)
Non deductible goodwill impairment	—	—	11,216
Valuation allowance	1,757	—	(224)
Reserve for uncertain tax positions	1,444	—	—
Other	563	(551)	(70)

	$5,090	$6,580	$10,315

        At December 29, 2007, the Corporation had foreign net operating loss carry forwards of approximately $17,660 and an associated deferred tax asset of $5,028. The foreign carry forwards have no expiration date. However, due to the uncertainty of the realization of the full benefit of the foreign net operating loss carry forwards, the Corporation has established a valuation allowance of $1,819. No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries because it is expected that such earnings will be reinvested in these foreign operations indefinitely. At December 29, 2007, we had an aggregate of $15,515 of unremitted earnings of foreign subsidiaries that have been or are intended to be permanently reinvested for continued use in foreign operations. We estimate distribution of such earnings would result in additional taxes of no more than $775.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

7.    Income Taxes (Continued)

        On January 1, 2007, the Company adopted the Financial Accounting Standards Board (FASB) InterpretationNo. 48 (FIN48), Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109. The standard had no impact on the financial position or results of operations of the Company at the date of adoption.

        The Company's policy with respect to interest and penalties associated with reserves for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of December 29, 2007, the total amount of unrecognized income tax benefits computed under FIN 48 was approximately $1,610, all of which, if recognized, would impact the effective income tax rate of the Company. As of December 29, 2007, the Company had recorded a total of $82 of accrued interest and penalties related to uncertain tax positions. The Company foresees possible changes in its reserves for uncertain income tax positions as reasonably possible during the next 12 months that could result in an increase or decrease in the reserves of $1,400. As of December 29, 2007, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2003-2007. The Company is also subject to unexpired statutes of limitation for various states including most significantly Indiana, Michigan, and New Hampshire generally for the years 2003-2007.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2006	$248
Additions based on tax positions—current year	—
Additions for tax positions—prior years	1,362

Balance at December 29, 2007	$1,610

8.    Profit Sharing Plan

        During fiscal 2007, the Corporation maintained a qualified profit sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code. Contributions by the Corporation are based upon both discretionary and matching nondiscretionary amounts. The matching amounts represent a 50% match of employees' contributions, up to a maximum of $4 per participant per year. Expense recorded for the plans was $1,665, $961and $1,012 for 2007, 2006 and 2005, respectively.

9.    Stock-Based Compensation Plans

        2002 Stock Option Plan    The 2002 Stock Option Plan provides for the grant of nonqualified stock options to the Corporation's directors, officers and employees and other persons who provide services to us. A total of 52,135 shares of common stock are reserved for issuance under this plan. Options for 52,135 shares of common stock have been granted. These options vest ratably over a four year period as of the end of each of our fiscal years during that period, subject to the Corporation achieving certain minimum EBITDA targets in each fiscal year, and, if those targets are not met, on the seventh anniversary of the grant date so long as the option holder is still an employee. Options granted under the 2002 Stock Option Plan are generally not transferable by the optionee, and such options must be exercised within 30 days after the end of an optionee's status as an employee, director or consultant (other than a termination by us for cause, as defined in the 2002 Stock Option Plan), within 180 days after such optionee's termination by death or disability, or within 90 days after such optionee's

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

9.    Stock-Based Compensation Plans (Continued)

retirement, but in no event later than the expiration of the option term. All options were granted, as determined by its board of directors, at the fair market value of the Corporation's common stock, on the date of grant. The term of all options granted under the 2002 Stock Option Plan may not exceed ten years.

        2003 Stock Option Plan    The 2003 Stock Option Plan provides for the grant of nonqualified stock options to the Corporation's directors, officers and employees and other persons who provide services to us. A total of 907,167 shares of common stock are reserved for issuance under this plan. Options for 813,034 shares of common stock have been granted. These options vest ratably over a four year period as of the end of each of our fiscal years during that period. Options granted under the 2003 Stock Option Plan are generally not transferable by the optionee, and such options must be exercised within 30 days after the end of an optionee's status as an employee, director or consultant (other than a termination by us for cause, as defined in the 2003 Stock Option Plan), within 180 days after such optionee's termination by death or disability, or within 90 days after such optionee's retirement, but in no event later than the expiration of the option term.

        All options were granted, as determined by its board of directors, at the fair market value of the Corporation's common stock on the date of grant. The term of all options granted under the 2003 Stock Option Plan may not exceed ten years.

        A summary of stock option activity and weighted-average exercise prices for the periods indicated are as follows:

	Number of Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding at January 1, 2005	830,955	$3.02
Exercised	(201,111)	2.72	$1,432

Outstanding at December 31, 2005	629,844	$3.12
Exercised	(145,119)	2.78	$1,062
Cancelled	(1,811)	3.04

Outstanding at December 30, 2006	482,914	$3.22
Exercised	(187,559)	3.04	845
Cancelled	—

Outstanding at December 29, 2007	295,355	$3.34	$4,167

        The following table summarizes information about stock options outstanding at December 29, 2007:

Range of Exercise	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 29, 2007	Weighted Average Exercise Price
3.04 - 4.83	295,355	5.5 years	3.34	295,355	3.34

        2004 Equity Incentive Plan.    The 2004 Incentive Plan is designed to enable us to attract, retain and motivate our directors, officers, employees and consultants, and to further align their interests with

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

9.    Stock-Based Compensation Plans (Continued)

those of the Corporation's stockholders, by providing for or increasing their ownership interests in our company. The 2004 Incentive Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, deferred stock, dividend equivalents, other stock-based awards and performance awards. Performance awards will be based on the achievement of one or more business or personal criteria or goals, as determined by the compensation committee. The compensation committee shall not grant, in any one calendar year, to any one participant awards to purchase or acquire a number of shares of common stock in excess of 15% of the total number of shares authorized for issuance under the 2004 Incentive Plan.

        An aggregate of 1,673,333 shares of our common stock are reserved for issuance under the 2004 Incentive Plan, subject to certain adjustments reflecting changes in the Corporation's capitalization. Restricted stock is a grant of shares of common stock that may not be sold or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. A participant granted restricted stock generally has all of the rights of a shareholder, unless the compensation committee determines otherwise. During 2007, the Corporation granted 135,500 shares of performance based restricted stock to employees that generally vest at the end of three years if performance targets are achieved, or ultimately at the end of seven years so long as the holder is still an employee. The Corporation also granted 14,800 shares of non-performance based restricted stock to directors during 2007 that generally vest over three years with one-third vesting on December 31st of each year.

        In 2006 and 2005, the Company granted 120,000 and 45,192, respectively, of performance based restricted stock to employees. Previously recognized compensation expense related to these awards was $544 and $127 for 2006 and 2005, respectively, as the Company believed it was probable of achieving the required targets. As a result of the accounting irregularities at our Sheffield, UK facility and resulting adjustments, we no longer believe it is probable that the required performance targets of these restricted shares will be met. As such, the previously recognized compensation cost associated with these rewards has been reversed during 2006 and no amounts were recognized in 2007, refer to Note 3 for further discussion. These shares may be vested by a discretionary decision of the Compensation Committee of the Board of Directors and would be accounted for if and when such a decision is made. The Corporation also granted 7,000 shares of non-performance based restricted stock to directors during 2007 that generally vest over three years with one-third vesting on December 31st of each year.

        In 2007, 2006 and 2005, the Corporation recorded compensation expense of $36, $4 and $2 respectively, related to restricted stock grants. The Corporation's policy to recognize expense for awards subject to graded vesting using the straight-line attribution method. As of December 29, 2007, the Company had unearned compensation cost of $2,193 which will be expensed through 2009.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

9.    Stock-Based Compensation Plans (Continued)

        A summary of all restricted stock activity for the period indicated below is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2005	47,670	$19.44
Granted	127,000	14.93
Vested	0	—
Cancelled	(4,670)	19.41
Outstanding at December 30, 2006	170,000	$16.07
Granted	149,800	15.87
Vested	(3,000)	17.18
Cancelled	(7,200)	15.60

Outstanding at December 29, 2007	309,600	$16.48

        The total fair value of restricted stock that vested during 2007, 2006 and 2005 was $58, $0 and $32, respectively.

10.    Employee Stock Purchase Plans

2004 Employee Stock Purchase Plan

        The 2004 Employee Stock Purchase Plan is designed to provide an incentive for our domestic employees to purchase our common stock and acquire a proprietary interest in the Corporation. Each person who was employed either by the Corporation or by one of its designated subsidiaries on December 8, 2004 and was expected on a regularly-scheduled basis to work more than 30 hours per week for more than ten months per calendar year automatically was enrolled in the plan. Persons who subsequently are employed by us or one of our designated subsidiaries are eligible once they have completed three months of service or are an employee as of an offering date of an exercise period, provided they are expected on a regularly-scheduled basis to work more than 30 hours per week for more than ten months per calendar year.

        Each participant is granted an option to purchase shares of the Corporation's common stock at the beginning of each 6-month "offering period" under the plan, on each "exercise date," during the offering period. Exercise dates occur on the last date on which the NYSE is open for trading prior to each June 30 and December 31. Participants purchase the shares of the Corporation's common stock through after-tax payroll deductions, not to exceed 10% of the participant's total base salary on each payroll date. No participant may purchase more than 750 shares of common stock on any one exercise date or more than $25 of common stock in any one calendar year. The purchase price for each share is 95% of the fair market value of such share on the exercise date. If a participant's employment with the Corporation or one of its designated subsidiaries terminates, any outstanding option of that participant also will terminate.

        A total of 600,000 shares of the Corporation's common stock are reserved for issuance over the term of the plan. On June 29, 2007, 6,038 shares of the Corporation's common stock were purchased by the participants in the plan at a price of $15.21 per share. On June 30, 2006, 9,740 shares of the Corporation's common stock were purchased by the participants in the plan at a price of $14.63 per

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

10.    Employee Stock Purchase Plans (Continued)

share. On December 30, 2006, 8,083 shares of the Corporation's common stock were purchased by the participants in the plan at a price of $13.139 per share. On June 30, 2005, 50,468 shares of the Corporation's common stock were purchased by the participants in the plan at a price of $12.75 per share. On December 31, 2005, 10,325 shares of the Corporation's common stock were purchased by the participants in the plan at a price of $18.42 per share. This plan is noncompenstory in accordance with SFAS 123(R).

UK Share Incentive Plan 2006

        The UK Share Incentive Plan 2006 is designed to provide an incentive for our employees in the United Kingdom to purchase our common stock and acquire a proprietary interest in the Corporation. Each person who was employed by the Corporation's designated subsidiaries are eligible if they have completed six months of service and remain permanent employees during the entire qualifying period.

        Each qualifying employee is eligible to purchase shares of the Corporation's common stock through payroll deductions, not to exceed 10% of the participant's total base salary. No participant may purchase more than £1.5 of common stock in any one tax year (ending April 5). Payroll deductions are transferred to the plan trustee at the end of each month, and the trustee purchases shares based on the average market price on the award date. When the participant accumulates 20 shares of common stock under the plan, one matching share is awarded to the participant. Matching shares become vested after a three year holding period.

        A total of 300,000 shares of the Corporation's common stock are reserved for issuance over the term of the plan. No shares have been issued under this plan.

11.    Related Party Transactions

        During the years ended December 29, 2007 and December 30, 2006, the Corporation purchased contract manufacturing services totaling $719 and $1,456, respectively, from ADS Precision Limited (ADS), a company controlled by a relative of the former general manager of our Sheffield, UK facility. The Audit Committee's investigation determined that ADS had participated in certain irregular transactions with the Corporation's Sheffield, UK operating unit. These irregularities involved the sale and repurchase of inventory in connection with short-term financing to the unit. The Corporation has outstanding payables to ADS of $84 as of December 29, 2007.

        The Corporation also does business with Laser Engineering Inc. (LEI), a company owned by the principles of SSI and UCA. Subsequent to August 31, 2007, the date of the SSI and UCA acquisition, the Corporation received approximately $84 of commissions from LEI for sales of product. All transactions were executed on an arms length basis, and the Corporation believes this relationship is not significant to its overall financial results.

12.    Fair Value of Financial Instruments

        Financial instruments consist of cash and cash equivalents, accounts receivable, and long-term debt, including interest-rate swap agreements, and foreign exchange forward contracts. The carrying value of these financial instruments approximates fair value.

Notes to Consolidated Financial Statements (Continued)

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

        The Corporation is a multi-national company with operations in the United States, United Kingdom, France, Switzerland and Ireland. As a result, the Corporation's financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. Revenues are attributed to geographic locations based on the location to which we ship our products.

  Revenues to External Customers:

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
		(Restated)	(Restated)
United States	$177,795	$156,037	$168,795
United Kingdom	54,678	33,078	28,866
Ireland	26,386	24,884	30,967
Other foreign countries	32,063	31,018	31,074

Total net revenues	$290,922	$245,017	$259,702

  Long-Lived Assets:

	December 29, 2007	December 30, 2006	December 31, 2005
		(Restated)	(Restated)
United States	$55,960	$59,996	$58,246
United Kingdom	42,620	41,538	31,803
Ireland	408	181	—
Other foreign countries	1,436	1,192	488

Total long-lived assets	$100,424	$102,907	$90,537

  Concentration of Credit Risk:

        A substantial portion of the Corporation's net revenues is derived from a limited number of customers. Net revenues include revenues to customers of the Corporation which individually account for 10% or more of net revenues as follows:

    2007—two customers representing approximately 18%, and 12% of net revenues, respectively.

    2006—two customers representing approximately 23% and 13% of net revenues, respectively.

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

13.    Segment Reporting (Continued)

    2005—two customers representing approximately 33% and 14% of net revenues, respectively.

        The customers listed above, which are orthopedic implant manufacturers, comprised approximately 22%, 24% and 37% of the accounts receivable balance at December 29, 2007, December 30, 2006, and December 31, 2005 respectively.

        Following is a summary of the composition by product category of the Corporation's revenues to external customers. Revenues from aerospace products are included in the "other" category.

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
		(Restated)	(Restated)
Implants	$96,862	$91,880	$102,069
Instruments	79,064	66,857	86,736
Cases	77,160	62,197	55,496
Other	37,836	24,083	15,401

Total net revenues	$290,922	$245,017	$259,702

14.    Net Income (Loss) Per Share

        The following table sets forth the computation of earnings per share.

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
		(Restated)	(Restated)
Net income (loss)	$(149)	$18,514	$(9,869)

Weighted-average common shares outstanding basic	35,089	34,829	33,841
Effect of stock options, restricted stock and stock warrants	179	327	829

Weighted-average common shares outstanding and assumed conversions	35,268	35,156	34,670

Net income (loss) per share:
Basic	$—	$0.53	$(0.29)

Diluted	$—	$0.53	$(0.28)

15.    Commitments and Contingencies

Environmental

        The Corporation has been notified by the US Environmental Protection Agency and by certain state governments that it may be liable under environmental laws with respect to the cleanup of hazardous substances at sites we previously used for the disposal of wastes. Based on information

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

15.    Commitments and Contingencies (Continued)

currently available, the Corporation does not believe these liabilities will be material to its results of operations or financial position. No amounts have been accrued for these exposures as a loss is not considered probable.

Operating Leases

        The Corporation has various operating leases, primarily for equipment. Total rental expense for these operating leases amounted to $1,472, $1,731and $1,894 in 2007, 2006 and 2005, respectively. Future minimum payments for operating leases with initial terms of one year or more are as follows at December 29, 2007:

2008	1,347
2009	989
2010	844
2011	826
2012	304
Thereafter	234

Total minimum payments	$4,544

Unconditional Purchase Obligations

        The Corporation has contracts to purchase minimum quantities of cobalt chrome through December 2008. Based on contractual pricing at December 29, 2007, the minimum purchase obligations total $6,753 in 2008. Purchases under 2007 titanium and cobalt chrome contracts were approximately $9,919 in fiscal year 2007. These purchases are not in excess of our forecasted requirements.

Legal Matters

        The Corporation is involved, from time to time, in various contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to its business. Currently, no material environmental or other material litigation is pending or, to the knowledge of the Corporation, threatened. The Corporation currently believes that the disposition of all claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Corporation's consolidated and combined financial condition, results of operations or liquidity.

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

16.    Quarterly Results of Operations (Unaudited)

        The Corporation's fiscal year end is the 52 or 53 week period ending closest to December 31. Fiscal 2007, 2006 and 2005 were 52 week years. As such, interim quarters are 13 weeks long ending the

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

16.    Quarterly Results of Operations (Unaudited) (Continued)

Saturday closest to March 31, June 30 or September 30. The following quarterly results of operations refer to these financial periods (in thousands, except per share data):

  2007

	First	Second	Third	Fourth	Fiscal Year
	(Restated)	(Restated)
Revenue	$64,724	$69,713	$75,823	$80,662	$290,922
Gross profit	11,714	14,716	11,312	14,837	52,579
Net income(loss)	1,615	4,696	(1,087)	(5,373)	(149)
Basic net income (loss) per share	$0.05	$0.13	$(0.03)	$(0.16)	$—
Diluted net income (loss) per share	$0.05	$0.13	$(0.03)	$(0.16)	$—

  2006

	First	Second	Third	Fourth	Fiscal Year
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenue	$68,324	$63,181	$56,762	$56,750	$245,017
Gross profit	18,655	16,754	10,249	10,780	56,438
Net income	7,968	7,740	450	2,356	18,514
Basic net income per share	$0.23	$0.22	$0.01	$0.07	$0.53
Diluted net income per share	$0.23	$0.22	$0.01	$0.07	$0.53

17.    Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss) and gains and losses resulting from currency translations of foreign operations. Comprehensive income (loss) consists of the following:

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
		(Restated)	(Restated)
Net Income (loss)	$(149)	$18,514	$(9,869)
Foreign currency translation adjustments	3,171	4,589	(7,012)

Comprehensive income (loss)	$3,022	$23,103	$(16,881)

18.    Subsequent Event

        In January 2008, the Corporation acquired DePuy Orthopaedics, Inc's ("DePuy") New Bedford, Massachusetts instrument manufacturing facility ("New Bedford"). The Corporation purchased substantially all of the assets and real estate of New Bedford for approximately $45,000 in cash. New Bedford produces orthopedic instruments, general medical instruments and spine related implants. Currently, 100% of the products produced at the facility are for DePuy. In the future, the Corporation plans to utilize this facility to serve their other customers. In connection with the acquisition, the Corporation entered into a supply agreement which requires DePuy to make minimum purchases from

Notes to Consolidated Financial Statements (Continued)

(in thousands, except share and per share data)

18.    Subsequent Event (Continued)

New Bedford for the four year period from February 2008 to January 2012. The agreement stipulates that these purchases are incremental to other products the Corporation presently or previously produced on DePuy's behalf. The volume commitment from DePuy totals $106,000 over the four year period.

        A preliminary allocation of the aggregate purchase price to the opening balance sheet is as follows:

Current assets, net	$7,600
Property, plant and equipment	22,600
Goodwill and intangible assets	14,800

Purchase price, net	$45,000

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Symmetry Medical Inc.:

        We have audited the accompanying consolidated balance sheets of Symmetry Medical Inc. as of December 29, 2007, December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 29, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symmetry Medical Inc. at December 29, 2007, December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, in conformity with US generally accepted accounting principles.

        As discussed in Notes 2 and 9 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", in 2006.

        As discussed in Note 3 to the consolidated financial statements, the Company has restated previously issued consolidated financial statements as of and for the years ended December 30, 2006 and December 31, 2005.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Symmetry Medical Inc.'s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 23, 2008, expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Ernst & Young, LLP

Indianapolis, Indiana
April 23, 2008

Management's Report on Internal Control Over Financial Reporting

        The management of Symmetry Medical Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with US generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2007, based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have identified material weaknesses in our internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 29, 2007, we concluded that the following control deficiencies represent material weaknesses in internal control:

  The Corporation did not maintain an effective control environment including a tone of control consciousness that consistently emphasized strict adherence to accounting principles generally accepted in the United States of America at its Thornton Precision Components Limited ("TPC") subsidiary. This control deficiency included inadequate operation of corporate entity level controls including monitoring controls that were not sufficiently sensitive in scope and therefore failed to detect and prevent on a timely basis management override of controls at TPC and collusion of TPC's management team to achieve desired financial accounting results. In certain instances, information critical to an effective review of transactions and accounting entries was not disclosed to corporate management internal and external auditors.

  The TPC subsidiary did not maintain effective controls over the period-end financial reporting process, including controls with respect to journal entries, account reconciliations and proper segregation of duties. Journal entries, both recurring and nonrecurring, were not always accompanied by sufficient supporting documentation and were not adequately reviewed and approved for validity, completeness and accuracy. Account reconciliations over balance sheet accounts were not always properly performed and approved for validity and accuracy of supporting documentation. The TPC subsidiary did not always uphold proper segregation of duties within their accounting department with respect to financial reporting.

  The TPC subsidiary did not maintain effective controls over the inventory management process including controls with respect to inventory existence. The Company did not utilize a comprehensive enterprise resource planning (ERP) system to control its inventories, but rather relied upon periodic physical counts. The process for compiling and reconciling these physical counts to the general ledger was subject to management override of controls and a lack of proper segregation of duties resulting in inaccurate reporting of inventory quantities on hand.

  The TPC subsidiary did not maintain effective controls over the sales and accounts receivable process including controls with respect to the existence of receivables, sales cutoff and the application of cash receipts as well as a lack of proper segregation of duties. Accordingly, certain sales transactions were fictitiously recorded while certain other sales were recorded prior to completion of the revenue process.

  The TPC subsidiary did not maintain effective controls over the preparation of the income tax provision and related deferred and current tax calculations. Account analyses and reconciliations were not prepared for various tax accounts resulting in erroneous entries which were posted to the tax accounts not being detected or corrected in a timely manner.

        Management's assessment of and conclusion on the effectiveness of the Corporation's internal control over financial reporting as of December 29, 2007 excluded the internal controls of Clamonta Ltd, TNCO and SSI, whose financial results and positions are included in the 2007 consolidated financial statements of Symmetry Medical Inc. and constituted $44.8 million and $34.8 million of total and net assets, respectively, as of December 29, 2007 and $23.6 million and $1.0 million of revenues and net income, respectively, for the year then ended.

        Ernst and Young, LLP the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report, have also issued an attestation report on the effectiveness of internal control over financial reporting which appears on the following page.

/s/ BRIAN S. MOORE Brian S. Moore Chief Executive Officer
/s/ FRED L. HITE Fred L. Hite Chief Financial Officer

April 23, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Symmetry Medical Inc.

        We have audited Symmetry Medical Inc.'s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Symmetry Medical Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Clamonta Ltd., TNCO and SSI, whose results and financial positions are included in 2007 consolidated financial statements of Symmetry Medical Inc. and constituted $44.8 million and $34.8 million of total and net assets, respectively, as of December 29, 2007 and $23.6 million and $1.0 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Symmetry Medical Inc. also did not include an evaluation of the internal controls over financial reporting of Clamonta Ltd., TNCO and SSI.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

  The Corporation did not maintain an effective control environment including a tone of control consciousness that consistently emphasized strict adherence to accounting principles generally accepted in the United States of America at its Thornton Precision Components Limited ("TPC") subsidiary. This control deficiency included inadequate operation of corporate entity level controls including monitoring controls that were not sufficiently sensitive in scope and therefore failed to detect and prevent on a timely basis management override of controls at TPC and collusion of TPC's management team to achieve desired financial accounting results. In certain instances, information critical to an effective review of transactions and accounting entries was not disclosed to internal and external auditors.

  The TPC subsidiary did not maintain effective controls over the period-end financial reporting process, including controls with respect to journal entries, account reconciliations and proper segregation of duties. Journal entries, both recurring and nonrecurring, were not always accompanied by sufficient supporting documentation and were not adequately reviewed and approved for validity, completeness and accuracy. Account reconciliations over balance sheet accounts were not always properly performed and approved for validity and accuracy of supporting documentation. The TPC subsidiary did not always uphold proper segregation of duties within their accounting department with respect to financial reporting.

  The TPC subsidiary did not maintain effective controls over the inventory management process including controls with respect to inventory existence. The Company did not utilize a comprehensive enterprise resource planning (ERP) system to control its inventories, but rather relied upon periodic physical counts. The process for compiling and reconciling these physical counts to the general ledger was subject to management override of controls and a lack of proper segregation of duties resulting in inaccurate reporting of inventory quantities on hand.

  The TPC subsidiary did not maintain effective controls over the sales and accounts receivable process including controls with respect to the existence of receivables, sales cutoff and the application of cash receipts as well as a lack of proper segregation of duties. Accordingly, certain sales transactions were fictitiously recorded while certain other sales were recorded prior to completion of the revenue process.

  The TPC subsidiary did not maintain effective controls over the preparation of the income tax provision and related deferred and current tax calculations resulting in erroneous entries which were posted to the tax accounts not being detected or corrected in a timely manner.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated April 23, 2008 on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Symmetry Medical Inc. has not maintained effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

                      /s/ Ernst & Young, LLP

Indianapolis, Indiana
April 23, 2008

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Background

        As disclosed on the Current Report on Form 8-K on October 4, 2007, apparent irregularities with respect to the Company's accounting policies and practices were identified at our Sheffield, UK operating unit. Upon identification of the accounting irregularities, the Audit Committee engaged special legal counsel who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. This investigation has concluded that the irregularities were isolated to our Sheffield, UK operating unit.

        We have quantified the impact of the irregularities identified at our Sheffield, UK operating unit, and are restating our financial statements to correct those irregularities. The restatements correct misstatements within accounts receivable, inventory, accounts payable, property plant and equipment, and the corresponding income tax and profit and loss impacts. The Audit Committee engaged Ernst & Young LLP to re-audit our consolidated financial statements for 2005 and 2006 fiscal, while simultaneously completing its audit of our 2007 fiscal year. Ernst & Young LLP was also engaged to re-review our quarterly consolidated financial statements for fiscal 2006 and 2007. The adjustments made as a result of the restatement are reflected in the enclosed financial statements.

        As a result of management's review of the Audit Committee's independent investigation and the other internal reviews performed, we have identified several deficiencies in our internal control over financial reporting, which are discussed in more detail in Management's Report on Internal Control over Financial Reporting (incorporated herein by reference). The control deficiencies failed to prevent or detect a number of accounting errors and irregularities at our Sheffield, UK operating unit, which led to the restatement described above. The control deficiencies represent material weaknesses in our internal control over financial reporting and require corrective and remedial actions.

Evaluation of Disclosure Controls and Procedures

        As required by Rule 13as-15(b) under the Securities Exchange Act of 1934, as amended, the Company's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) of the Exchange Act), as of the period covered by this report. Based upon their evaluation, the restatement of previously issued financial statements described above, and the identification of certain material weaknesses in internal control over financial reporting described below, our management including our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were ineffective as of December 29, 2007.

        Notwithstanding, as a result of the completion of the Audit Committee's independent investigation and other remedial actions taken by management, we believe that the consolidated financial statements in this Report present fairly, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with generally accepted accounting principles in the Unites States of America ("GAAP").

Changes in Internal Control over Financial Reporting

        The Company has initiated a wide range of remediation activities including the replacement, reassignment, or removal of key management at the Sheffield, UK operating unit, expanding the company-wide internal audit function and altering the reporting structure for finance personnel at operating subsidiaries so that they no longer directly report to local operations management. The details are outlined in the remediation plan below which is in process of being implemented. To ensure that these new processes are fully understood and are adhered to, Symmetry's Compliance Officer will be facilitating an internal communication program throughout the Company. The Compliance Officer will also direct a representation process which will be executed quarterly to ensure senior executives at subsidiaries understand and have complied with Symmetry's policies and procedures.

Management's Remediation Plan

        Subsequent to identification of the accounting irregularities at the Sheffield, UK operating unit in October 2007, we engaged in substantial efforts to remediate the material weaknesses identified. We have implemented or plan to implement the specific remediation initiative described below.

  •
  The reporting structure of finance personnel at operating subsidiaries has been altered so that all finance personnel directly report to a regional Vice President of Finance who in turn reports to our Chief Financial Officer. Previously, operating subsidiary finance personnel reported directly to local operations management. We believe this change in reporting structure will enhance oversight of subsidiary accounting practices and provide a direct line of communication for internal control and accounting matters to our Chief Financial Officer.

  •
  Internal audit activities and resources are being expanded. We added a position for a European internal audit manager which is currently in process of being filled.

  •
  We are in the process of completing a review and revision of the documentation of the Company's internal control procedures and policies.

  •
  Company culture and "Tone at the Top" have been reviewed resulting in initiatives to ensure the importance of internal controls and compliance with Symmetry's policies and procedures are fully understood throughout the organization. These initiatives will be conducted quarterly and managed by our Compliance Officer.

  •
  We are in the process of thoroughly reviewing all of the relevant financial systems at our Sheffield subsidiary and intend to increase the depth and breadth of internal control procedures going forward including the consideration of a new enterprise resource planning (ERP) system, improvements to controls over inventory management and the supply chain, revenue recognition and other procedures.

  •
  Our corporate human resources policy has been updated and we intend to conduct more frequent compliance audits. Further, several management and organization changes have been made at the Sheffield site.

  •
  A new Finance Director for Europe began employment in June 2007 and has replaced nearly all financial management personnel since his arrival while also strengthening the team by adding personnel at a higher level of qualification.

  •
  In addition to the changes within the Finance Department, a new Chief Operating Officer for Europe was recruited in October 2007 and is currently conducting a full review of all management within Europe. To date, multiple operations personnel have also been dismissed and replaced and several operations staff members have also been demoted or reassigned.

The primary participants in the irregularities have either resigned from the company, have been suspended or otherwise disciplined.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required to be furnished pursuant to this Item 10 will be set forth under the caption "Election of Directors" in our 2008 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference. Information regarding our Company's executive officers has been included in Part I of this report.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required to be furnished pursuant to this Item 11 will be set forth under the caption "Executive Compensation" in our 2008 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required to be furnished pursuant to this Item 12 will be set forth under the caption "Information on Directors and Executive Officers" in our 2008 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required to be furnished pursuant to this Item 13 will be set forth under the captions "Director Independence" and "Related Party Transactions" in our 2008 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required to be furnished pursuant to this Item 14 will be set forth under the caption "Accounting Fees and Services" in our 2008 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1. and 2. See Part II, Item 8. Financial Statements for an index of the Corporation's consolidated financial statements schedule.

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
10.15
Employment Agreement, dated as of June 11, 2003, by and between Symmetry Medical Inc. and Brian S. Moore (incorporated by reference to Exhibit 10.16 of our Registration Statement on Form S-1, filed May 28, 2004).*

10.16
Employment Agreement, dated as of January 6, 2004, by and between Symmetry Medical Inc. and Fred L. Hite (incorporated by reference to Exhibit 10.17 of Amendment No. 4 to our Registration Statement, on Form S-1/A, filed July 30, 2004).*
10.18	Form of Restricted Stock Agreement issued under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 4, 2005).*
10.19	Form of Restricted Stock Agreement issued under the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1(a) to our Form 8-K filed February 15, 2006).*
10.20	Form of Restricted Stock Agreement issued under the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1(b) to our Form 8-K filed February 15, 2006).*
10.22	Stock Purchase Agreement by and among Symmetry Medical USA Inc., Edward D. Riley and Russell P. Holmes (incorporated by reference to Exhibit 10.22 to our Form 10-Q filed March 10, 2006.
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
10.27	Form of Restricted Stock Agreement (Non-Employee Directors (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 15, 2007).*
10.28	Stock Purchase Agreement, dated April 2, 2007, between Symmetry Medical USA Inc. and Roger M. Burke (incorporated by reference to Exhibit 10.1 from our Form 8-K filed April 5, 2007).
10.29	Separation Letter, dated April 12, 2007, between Andrew J. Miclot and Symmetry Medical Inc. (incorporated by reference to Exhibit 10.29 from our Form 10-Q filed May 9, 2007).
10.30	Form of Restricted Stock Agreement (Key Employees) issued under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 8, 2007).

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
10.36
Waiver, Amendment and Term A-2 Loan Incremental Term Loan Amendment to Amended and Restated Credit Agreement, executed December 14, 2007, among Symmetry Medical Inc., as Borrower and Wachovia Bank, National Association, as Administrative Agent and Term A-2 Loan Lender (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 17, 2007).
10.37
Asset Purchase Agreement, dated December 14, 2007, between Symmetry Medical New Bedford, LLC, Symmetry New Bedford Real Estate, LLC, and DePuy Orthopaedics, Inc. (incorporated by reference to Exhibit 10.2 to our Form 8-K filed December 17, 2007).
10.38
Second Amendment and Waiver to Amended and Restated Credit Agreement, executed March 27, 2008, among Symmetry Medical Inc., as Borrower and Wachovia Bank, National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 2, 2008).
10.39
Third Amendment and Waiver to Amended and Restated Credit Agreement, executed April 22, 2008, among Symmetry Medical Inc., as Borrower and Wachovia Bank. National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 23, 2008).
21.1	List of Subsidiaries.**
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.**
23.2	Consent of Independent Registered Public Accounting Firm, BKD, LLP.**
24.1	Power of Attorney.**
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
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audited Financial Statements of Symmetry Medical Inc. 2004 Employee Stock Purchase Plan for Years Ended December 29, 2007 and December 30, 2006.**

*
Management Contract of compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

**
Filed or furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRY MEDICAL INC.
April 23, 2008	By:	/s/ BRIAN S. MOORE Brian S. Moore Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ BRIAN S. MOORE Brian S. Moore	Chief Executive Officer, President and Director (Principal Executive Officer)	April 23, 2008
/s/ FRED L. HITE Fred L. Hite	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 23, 2008
* Frank Turner	Director	April 23, 2008
* Stephen B. Oresman	Director	April 23, 2008
* Francis T. Nusspickel	Director	April 23, 2008
* James S. Burns	Director	April 23, 2008
* Craig B Reynolds	Director	April 23, 2008
* John S. Krelle	Director	April 23, 2008
*By:	/s/ FRED L. HITE Fred L. Hite Attorney-in-fact Pursuant to Power of Attorney (Exhibit 24.1 hereto)

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. Other Information
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES