Form 10-Q
period 2008-03-29
Symmetry Medical Inc.
filed 2008-06-24
CIK 1292055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 29, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                       ☒ Yes   ☐  No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The number of shares outstanding of the registrant’s common stock as of June 13, 2008 was 35,467,154.

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

We also refer you to and believe that you should carefully read the “Risk Factors” portion of our Annual Report for fiscal 2007 on Form 10-K, to better understand the risks and uncertainties that are inherent in our business and in owning our securities.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Symmetry Medical Inc.

Condensed Consolidated Balance Sheets

	March 29,	December 29,
	2008	2007
	(In Thousands, Except Per Share Data)
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$9,346	$12,089
Accounts receivables, net	62,943	42,992
Inventories	56,483	45,353
Refundable income taxes	5,698	6,516
Deferred income taxes	3,286	2,551
Derivative valuation asset	40	2
Other current assets	3,418	2,940

Total current assets	141,214	112,443
Property and equipment, net	121,739	100,424
Goodwill	154,962	141,985
Intangible assets, net of accumulated amortization	48,402	44,567
Other assets	2,437	1,011

Total Assets	$468,754	$400,430

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$37,411	$34,518
Accrued wages and benefits	10,606	10,922
Other accrued expenses	8,231	8,096
Income tax payable	4,433	2,394
Derivative valuation liability	—	74
Deferred income taxes	460	407
Revolving line of credit	7,645	6,511
Current portion of capital lease obligations	2,052	2,487
Current portion of long-term debt	12,150	10,900

Total current liabilities	82,988	76,309
Deferred income taxes	12,330	12,136
Derivative valuation liability	3,220	1,917
Capital lease obligations, less current portion	3,623	4,032
Long-term debt, less current portion	122,000	68,500

Total Liabilities	224,161	162,894

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued March 29, 2008—35,467; December 29, 2007—35,444)	4	4
Additional paid-in capital	272,971	272,623
Retained earnings (deficit)	(41,559)	(45,526)
Accumulated other comprehensive income	13,177	10,435

Total Shareholders’ Equity	244,593	237,536

Total Liabilities and Shareholders’ Equity	$468,754	$400,430

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(unaudited)
	(In Thousands, Except Per Share Data)
Revenue	$101,862	$64,724
Cost of Revenue	77,916	53,010

Gross Profit	23,946	11,714
Selling, general, and administrative expenses	14,382	7,651

Operating Income	9,564	4,063
Other (income) expense:
Interest expense	2,700	1,587
Derivatives valuation (gain)/loss	1,165	(295)
Other (income) expense	(162)	659

Income before income taxes	5,861	2,112
Income tax expense	1,894	497

Net income	$3,967	$1,615

Net income per share:
Basic	$0.11	$0.05

Diluted	$0.11	$0.05

Weighted average common shares and equivalent shares outstanding:
Basic	35,153	34,973
Diluted	35,335	35,194

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(unaudited)
	(In Thousands)
Operating activities
Net Income	$3,967	$1,615
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,635	4,179
Amortization	712	474
Foreign currency transaction (gain) loss	177	102
Net (gain) loss on sale of assets	40	2
Deferred income tax provision	(500)	(2,473)
Excess tax benefit from stock-based compensation	(92)	(796)
Stock-based compensation	140	42
Derivative valuation change	1,191	(295)
Change in operating assets and liabilities:
Accounts receivable	(19,185)	(3,906)
Other assets	(1,832)	102
Inventories	(2,894)	2,195
Current income taxes	2,710	615
Accounts payable	2,567	523
Accrued expenses and other	(86)	2,906

Net cash provided by (used in) operating activities	(8,450)	5,285

Investing activities
Purchases of property and equipment	(4,097)	(990)
Proceeds from the sale of fixed assets	117	28
Acquisitions, net of cash received	(46,109)	(10,317)

Net cash used in investing activities	(50,089)	(11,279)

Financing activities
Proceeds from bank revolver	36,431	16,473
Payments on bank revolver	(38,788)	(16,502)
Issuance of long-term debt	60,000	—
Payments on long-term debt and capital lease obligations	(2,588)	(903)
Proceeds from the issuance of common stock, net of expenses	116	549
Excess tax benefit from stock-based compensation	92	796

Net cash provided by financing activities	55,263	413
Effect of exchange rate changes on cash	533	(46)

Net decrease in cash and cash equivalents	(2,743)	(5,627)
Cash and cash equivalents at beginning of period	12,089	11,721

Cash and cash equivalents at end of period	$9,346	$6,094

Supplemental disclosures:
Cash paid for interest	$2,027	$1,606

Cash paid (recovered) for income taxes	$(329)	$812

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except Per Share Data)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Symmetry Medical, Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), Symmetry Medical USA Inc., Jet Engineering, Inc., Ultrexx, Inc., Riley Medical Inc., Symmetry Medical Switzerland SA (formerly known as Riley Medical Europe, SA), Symmetry Medical Everest LLC, Everest Metal International Limited, Symmetry Medical Cheltenham Limited, Symmetry Medical PolyVac, SAS, Thornton Precision Components Limited, Symmetry Medical Malaysia SDN, Clamonta Limited, Specialty Surgical Instrumentation, Inc., UCA, LLC., TNCO, Inc. and Symmetry Medical New Bedford, LLC.  The Corporation is a global supplier of integrated products consisting primarily of surgical implants, instruments and cases to orthopedic and other medical device companies.

The condensed consolidated financial statements of the Corporation have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments of a normal recurring nature considered necessary to present fairly, the consolidated financial position of the Corporation, its results of operations and cash flows. The Corporation’s results are subject to seasonal fluctuations. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements included herein should be read in conjunction with the fiscal year 2007 consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for fiscal year 2007.

The Corporation’s year end is the 52 or 53 week period ending the Saturday closest to December 31. Fiscal year 2008 is a 53 week year. The Corporation’s first two interim quarters for 2008 are 13 weeks long ending the Saturday closest to March 31, and June 30 and the third quarter is 14 weeks long ending the Saturday closest to September 30. Fiscal Year 2007 was a 52 week year. The Corporation’s interim quarters for 2007 were 13 weeks long ending the Saturday closest to March 31, June 30, or September 30. References in these condensed consolidated financial statements to the three months ended refer to these financial periods, respectively.

On January 25, 2008, the Corporation acquired DePuy Orthopaedics, Inc.’s (“DePuy”) New Bedford, Massachusetts instrument manufacturing facility (“New Bedford”), for $45,127 in cash, subject to certain post closing adjustments.  This facility manufactures orthopedic instruments as well as general surgical instruments and small implants.

On August 31, 2007, the Corporation acquired all of the stock of Specialty Surgical Instrumentation, Inc. (“SSI”) and UCA, LLC (“UCA”), privately owned companies based in Nashville, Tennessee, for $15,088, in cash, subject to certain post closing adjustments. SSI distributes surgical instruments directly to hospitals while UCA distributes sterilization containers directly to hospitals.

On April 3, 2007, the Corporation acquired all of the stock of TNCO, Inc. (“TNCO”) a privately owned company based in Whitman, Massachusetts for $7,262 in cash. TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus and other minimally invasive procedures.

On January 9, 2007, the Corporation acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively “Clamonta Ltd”), for $10,352 in cash, subject to certain post closing adjustments.  Clamonta Ltd manufactures aerospace products for the global aerospace industry.

2. Inventories

Inventories consist of the following:

	March 29,	December 29,
	2008	2007
Raw material and supplies	$10,833	$9,244
Work-in-process	30,689	21,412
Finished goods	14,961	14,697

	$56,483	$45,353

3. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	March 29,	December 29,
	2008	2007
Land	$8,349	$6,759
Buildings and improvements (20 to 40 years)	43,598	44,274
Machinery and equipment (5 to 15 years)	121,152	98,974
Office equipment (3 to 5 years)	10,207	8,909
Construction-in-progress	4,296	2,786

	187,602	161,702
Less accumulated depreciation	(65,863)	(61,278)

	$121,739	$100,424

4. Intangible Assets

Intangible assets were acquired in connection with our business acquisitions.  The increase in intangibles from December 29, 2007 is due to the Corporation’s acquisition of Symmetry Medical New Bedford, LLC in January 2008.

As of March 29, 2008, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Acquired technology and patents	10 years	$2,440	$(579)	$1,861
Acquired customers	18 years	42,624	(4,777)	37,847
Non-compete agreements	5 years	593	(162)	431
Intangible assets subject to amortization		45,657	(5,518)	40,139

Proprietary processes	Indefinite			3,909
Trademarks	Indefinite			4,354
Indefinite-lived intangible assets, other than goodwill				8,263

Total				$48,402

As of December 29, 2007, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Acquired technology and patents	10 years	$2,442	$(507)	$1,934
Acquired customers	18 years	38,070	(4,168)	33,902
Non-compete agreements	5 years	593	(131)	462
Intangible assets subject to amortization		41,105	(4,806)	36,298

Proprietary processes	Indefinite			3,913
Trademarks	Indefinite			4,356
Indefinite-lived intangible assets, other than goodwill				8,269

Total				$44,567

5. Debt Arrangements

Long-term debt consists of the following:

	March 29,	December 29,
	2008	2007
Bank term loan payable in quarterly installments, plus interest at a variable rate (7.625% at March 29, 2008), through December 2009	$19,250	$21,000
Bank term loan payable in quarterly installments, plus interest at a variable rate (7.4375% at March 29, 2008), through June 2011	39,400	39,400
Bank term loan payable in quarterly installments, plus interest at a variable rate (6.0625% at March 29, 2008), through June 2011	60,000	—
Revolving line of credit, due June 2011	15,500	19,000

	134,150	79,400
Less current portion	(12,150)	(10,900)

	$122,000	$68,500

 As of December 29, 2007, the Corporation’s revolving credit facility had a total capacity of up to $40,000 and the Corporation pays a 0.375% annual commitment fee for the average unused portion of the revolving line of credit facility. There were $19,000 of borrowings under this line of credit at December 29, 2007. Additional borrowings on the facility are restricted and not currently available as disclosed below.

 The bank term loan and revolving Line of credit (Senior Credit Agreement) contain various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. The Senior Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, paying dividends and certain other restricted payments, changes of control, incurring indebtedness incurring liens, making loans and investments and transactions with affiliates. The senior credit facility is secured by substantially all of the Corporation’s assets. The Corporation’s Senior Credit Agreement also contains customary events of default.

 On December 14, 2007, the Corporation, certain of the Corporation’s subsidiaries, and Wachovia Bank, National Association, as Administrative Agent, entered into a Waiver, Amendment and Term A-2 Loan Incremental Term Loan Amendment to Amended and Restated Credit Agreement (“Waiver”).  Pursuant to the terms of the Waiver, the Administrative Agent permanently waived specified events of default existing under the Senior Credit Agreement. In addition, the Administrative Agent, on behalf of itself and certain other lenders, (i) consented to the New Bedford acquisition, (ii) committed to extend additional senior secured credit in the aggregate amount of $60,000 (the “Incremental Term Loan”), and (iii) modified the terms of the Senior Credit Agreement accordingly. Proceeds of the Incremental Term Loan were used to fund the New Bedford acquisition; to pay, in part, the Corporation’s existing revolving credit facility; and to pay fees and expenses in connection with the Waiver.

 On January 25, 2008, the New Bedford acquisition was completed and the Incremental Term Loan was funded. The Incremental Term Loan will mature June 13, 2011. Quarterly installments of principal are to be paid so as to reduce the principal balance by approximately five percent (5%) in 2008, ten percent (10%) in 2009, fifteen percent (15%) in 2010 and seventy percent (70%) in 2011. We retained the right to have borrowed funds bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin or at a “Base Rate” plus an applicable margin. The applicable margins have been modified under the Waiver, and until such time as the Corporation is current in filing its reports under Section 13 and 15(d) of the Securities Exchange Act, as amended, all applicable margins are increased by 0.50% and the margins are to be determined as though the Corporation’s Total Leverage Ratio is greater than or equal to 2.0 to 1.0. In addition, until such time as the Corporation is current in filing its reports under the Securities Exchange Act, the Corporation is limited in its ability to borrow under its current revolving credit facility.

        Other terms of the Senior Credit Agreement remained substantially unchanged by the Waiver.

        On March 27, 2008, the Corporation and its lenders entered into a Second Amendment and Waiver to the Amended and Restated Credit Agreement (“Second Amendment”) for purposes of waiving events of default under the Senior Credit Agreement relating to the Sheffield accounting irregularities and the Corporation’s required financial statement filing deadlines. The Second Amendment modified the calculation of the financial impact of the Sheffield irregularities and extended the deadline for the Corporation to file its financial statements as required under Sections 13 and 15(d) of the Exchange Act to April 14, 2008.

        On April 14, 2008, the Corporation notified its Administrative Agent that the filing of its Annual Report on Form 10-K would be extended beyond the April 14, 2008 target date; certain other financial statements as required by the Senior Credit Agreement would be provided beyond the time established by the Senior Credit Agreement; and the Corporation would be unable to comply with a financial covenant of the Senior Credit Agreement. The Administrative Agent, for the Corporation’s lenders, informed the Corporation that an event of default occurred due to these circumstances. Under the circumstances, the Administrative Agent had the right to accelerate the financial obligations of the Corporation under the Senior Credit Agreement, but did not.

        On April 22, 2008, the Corporation and Wachovia Bank, National Association, as Administrative Agent, entered into a Third Amendment and Waiver to Amended and Restated Credit Agreement for the purposes of waiving the described defaults. Accordingly, the Corporation obtained from the lenders (i) a waiver for its Event of Default, (ii) an extension of the deadline by which the Corporation was required to file its 2007 Form 10-K, and (iii) an extension of the deadline by which the Corporation is required to file its 2008 first quarter filing on Form 10-Q. In addition, the Corporation obtained changes to the Senior Credit Agreement which includes temporary adjustments to its financial statement covenants. The Corporation is in compliance with the amended covenants under the Senior Credit Agreement as of March 29, 2008.

Maturities of long-term debt for the five years succeeding March 29, 2008 are as follows:

2008—remaining fiscal year	$12,150
2009	16,900
2010	20,400
2011	84,700
2012	—

$134,150

6. New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations. This statement amends SFAS 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for our business combinations occurring on or after January 1, 2009. The Corporation is currently evaluating the potential impacts of the adoption of SFAS 141(R).

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

Revenue from External Customers:

	Three Months Ended
	March 29,	March 31,
	2008	2007
United States	$67,907	$38,659
United Kingdom	16,580	11,995
Ireland	8,597	5,796
Other foreign countries	8,778	8,274

Total net revenues	$101,862	$64,724

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. The Corporation’s revenue includes revenue from customers of the Corporation which individually account for 10% or more of revenue as follows:

Quarter ended March 29, 2008—Two customers represented approximately 32.2% and 10.8% of revenue, respectively.

Quarter ended March 31, 2007—Four customers represented approximately 16.5%, 12.1%. 11.2% and 11.0% of revenue, respectively.

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenues from aerospace products are included in the “other” category.

	Three Months Ended
	March 29,	March 31,
	2008	2007
Implants	$30,295	$22,673
Instruments	39,289	15,243
Cases	21,518	17,586
Other	10,760	9,222

Total net revenues	$101,862	$64,724

8. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended
	March 29,	March 31,
	2008	2007

Net income	$3,967	$1,615

Weighted-average common shares outstanding basic	35,153	34,973
Effect of stock options, restricted stock and stock warrants	182	221
Weighted-average common shares outstanding and assumed conversions	35,335	35,194

Net income per share:
Basic	$0.11	$0.05

Diluted	$0.11	$0.05

During the three month period ended March 29, 2008 the Corporation issued 7 shares of common stock through the exercise of stock options.

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

10. Comprehensive Income

Comprehensive income is comprised of net income and gains and losses resulting from currency translations of foreign entities. Comprehensive income consists of the following:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(unaudited)
Net Income	$3,967	$1,615
Foreign currency translation adjustments	2,742	359

Comprehensive income	$6,709	$1,974

11. Acquisitions

On January 9, 2007, the Corporation acquired all of the stock of Whedon Limited, a privately owned Corporation based in Warwickshire, UK and the holding Corporation of Clamonta Limited (collectively “Clamonta Ltd”), for $10,352 in cash.  Clamonta Ltd manufactures aerospace products for the global aerospace industry.

As of March 29, 2008, the aggregate purchase price was allocated to the opening balance sheet as follows:

Current assets	$3,445
Property, plant & equipment	3,695
Acquired customers (amortized over 15 years)	3,070
Non-compete agreements (amortized over 5 years)	120
Trademarks (indefinite-lived)	1,330
Goodwill	2,970
Current liabilities	(1,765)
Deferred taxes	(1,963)
Capital leases	(550)

Purchase price, net	$10,352

On April 3, 2007, the Corporation acquired all of the stock of TNCO, Inc. (“TNCO”), a privately owned Corporation based in Whitman, Massachusetts for $7,262.   TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus, and other minimally invasive procedures.

As of March 29, 2008, the aggregate purchase price was allocated to the opening balance sheet as follows:

Current assets	$2,570
Property, plant & equipment	1,740
Acquired technology (amortized over average weighted 8 years)	510
Acquired customers (amortized over 15 years)	1,170
Non-compete agreements (amortized over 5 years)	80
Trademarks (indefinite-lived)	190
Goodwill	1,471
Current liabilities	(469)

Purchase price, net	$7,262

On August 31, 2007, the Corporation acquired Specialty Surgical Instrumentation, Inc. (“SSI”) and UCA, LLC (“UCA”), privately owned companies based in Nashville, Tennessee.  SSI distributes surgical instruments directly to hospitals while UCA distributes sterilization containers directly to hospitals.  SSI and UCA were acquired for approximately $15,088 in cash.

As of March 29, 2008, the aggregate purchase price was allocated to the opening balance sheet as follows:

Current assets	$6,509
Property, plant & equipment	1,687
Acquired technology (amortized over average weighted 13 years)	350
Acquired customers (amortized over 15 years)	6,630
Non-compete agreements (amortized over 5 years)	100
Trademarks (indefinite-lived)	1,500
Goodwill	5,517
Current liabilities	(4,525)
Deferred income taxes	(2,680)

Purchase price, net	$15,088

On January 25, 2008, the Corporation acquired DePuy Orthopaedics, Inc.’s (“DePuy”) New Bedford, Massachusetts instrument manufacturing facility (“New Bedford”).  This facility manufactures orthopedic instruments as well as general surgical instruments and small implants.  The aggregate purchase price is preliminary, subject to adjustment and is expected to be finalized in 2008.  As of March 29, 2008, the aggregate purchase price of $45,127 was allocated to the opening balance sheet as follows:

Current assets	$7,552
PP&E	21,960
Acquired customers (amortized over 15 years)	4,560
Goodwill	11,055

Purchase price, net	$45,127

On May 2, 2006, the Corporation completed the acquisition of Riley Medical, a privately-owned company based in Auburn, Maine for approximately $46,677 in net cash, subject to adjustment for contingent purchase price. The final contingent payment of $880 was made in the first quarter of 2008.

Unaudited Proforma Results  The following table represents the proforma results of the Corporation’s operations had the acquisitions of Clamonta Ltd, TNCO, SSI, UCA and New Bedford been completed as of the beginning of the periods presented:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Revenue	$104,539	$79,953
Net income	4,033	1,456
Earnings per share—basic	$0.11	$0.04
Earnings per share—diluted	$0.11	$0.04

12. Fair Value of Financial Instruments

In September 2006, the FASB issued statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Corporation has adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Corporation is now required to provide additional disclosures as part of its financial statements. In February 2008, the FASB agreed to defer for one year the effective date of SFAS 157 for certain nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 29, 2008, the Corporation held certain assets that are required to be measured at fair value on a recurring basis. These included the Corporation’s derivative instruments related to interest rate swaps and foreign currency forward contracts.

The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate swap contracts and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these derivative instruments as Level 2.

The Corporation’s assets measured at fair value on a recurring basis subject ot the disclosure requirements of SFAS 157 at March 29, 2008 were as follows:

	March 29, 2008
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Foreign currency forwards	$—	$40	$—	$40

Liabilities
Interest rate swaps	$—	$(3,220)	$—	$(3,220)

13. Taxes

The provision for income taxes differs from that computed at the Federal statutory rate of 35% in 2008 and 34% in 2007 as follows:

	Quarter Ended
	March 29,	March 31,
	2008	2007
Tax at Federal statutory rate	$2,051	$718
State income taxes	200	80
State tax credits	(26)	(45)
Foreign income taxes	(105)	50
Qualified production activities deduction	(105)	(71)
Research and development credits—current year	(102)	(256)
Other	(19)	21

	$1,894	$497

At  March 29, 2008, the Corporation had foreign net operating loss carry forwards of approximately $14,121 and an associated deferred tax asset of $3,955. The foreign carry forwards have no expiration date.  However, due to uncertainty of the realization of the full benefit of the foreign net operating loss carry forwards, the Corporation has established a valuation allowance of $1,826.

On January 1, 2007, the Corporation adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN48),Accounting for Uncertainty in Income Taxes  an interpretation of FASB Statement No. 109. The standard had no impact on the financial position or results of operations of the Company at the date of adoption.

The Corporation’s policy with respect to interest and penalties associated with reserves for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of March 29, 2008, the total amount of unrecognized income tax benefits computed under FIN 48 was approximately $1,610, all of which, if recognized, would impact the effective income tax rate of the Corporation. As of March 29, 2008, the Corporation had recorded a total of $93 of accrued interest and penalties related to uncertain tax positions. The Corporation foresees possible changes in its reserves for uncertain income tax positions as reasonably possible during the next 12 months that could result in an increase or decrease in the reserves of $1,400. As of March 29, 2008, the Corporation is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2003-2007. The Corporation is also subject to unexpired statutes of limitation for various states including most significantly Indiana, Michigan, and New Hampshire generally for the years 2003-2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Business Overview

We are a leading independent provider of implants and related instruments and cases to orthopedic device manufacturers and other medical markets.  We also design, develop and produce these products for companies in other segments of the medical device market, including dental, osteobiologic and endoscopy sectors, and provide limited specialized products to non-healthcare markets, such as the aerospace industry.

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

Our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, provides additional information about our business, operations and financial condition.

During the first quarter 2008, our revenue growth of 26.3% over the fourth quarter of 2007 was driven by a ramp-up in our core orthopedics business and continued momentum from the integration of our acquisitions.  Revenue increased 57.4% in the first quarter 2008 compared to the first quarter 2007 as revenue from our top five orthopedic customers increased 76.8% and represented 62.0% of total revenues.  Quarterly revenue from all other customers increased 33.5% compared to the same period last year.  Our long-term strategy is to diversify our customer base and expand into other medical device markets outside of our core hip and knee business; however, at this time we are seeing a recovery of demand in the core hip and knee business which drove growth , excluding the impact of acquisitions, by 33.4% in the first quarter of 2008.

In January 2007, we acquired Clamonta Ltd located in Warwickshire, UK for approximately $10.4 million in cash.  Clamonta Ltd. was a privately held corporation that has a 50-year history of supplying precision machined products to the global aerospace industry.  Clamonta Ltd’s products will help bridge Symmetry’s Total Solutions® business model into the aerospace industry.  Clamonta Ltd reported 2006 revenue of approximately $9.8 million.  This acquisition expanded our added value operation within our existing product expertise and supports a major customer by providing a more complete Total Solution®.  Clamonta is well known in the industry for producing quality engineered products for aircraft engines.  Clamonta Ltd’s pre-acquisition management team continues to lead this business unit.  This acquisition helps to diversify us and allows us to capitalize on a long term growth cycle in the aerospace industry.

In April 2007, we acquired TNCO, Inc. (“TNCO”) located in Whitman, Massachusetts for approximately $7.3 million in cash.  TNCO was a privately held corporation with a 40-year history of designing and supplying precision instruments for arthroscopic, laparoscopic, sinus and other minimally invasive procedures. TNCO’s strong intellectual product portfolio and customer relationships extend our product offering into these other medical fields. TNCO reported 2006 revenues of approximately $7.5 million.  TNCO is well known in the industry for designing and producing quality engineered products for minimally invasive procedures. Its operating philosophy closely mirrors our own with its highly skilled engineering team that partners with its clients during the product development cycle and moves efficiently from concept and prototype to production. TNCO sales are expected to benefit significantly as a result of marketing its products through our global sales and distribution network.  TNCO’s pre-acquisition management team continues to lead this business unit.  This acquisition is consistent with our strategy to enhance our product offering into medical markets beyond our existing products and allows us to offer our Total Solutions® model to an expanded customer base.

In August 2007, we acquired Specialty Surgical Instruments, Inc. (“SSI”) and UCA, LLC (“UCA”) located in Nashville, Tennessee for approximately $15.1 million in cash and at the same time entered into a two year earn-out agreement with the two principals of SSI and UCA who will receive additional consideration if SSI and UCA meet certain earnings levels for the following two years.  SSI was a privately held Corporation with a 30-year history of offering targeted sales, marketing and distribution programs to serve the key surgical specialties of neurological, spine, cardiovascular, ENT, laparoscopy, ophthalmology and orthopedics.  SSI’s portfolio includes its own line of Ultra Instruments and include the UCA – Ultra Container sterilization system, a hospital proven, closed container system that is designed to store and transport sterilized instruments.  The Ultra Instruments, UCA containers and multiple other product lines are offered through SSI’s distribution channels and sell directly into hospitals with their 25 strong sales staff.  The SSI and UCA pre-acquisition management team continues to lead this business unit.  This acquisition is consistent with our strategy to enhance Symmetry Medical’s product offering into medical markets beyond our existing products and provides a direct access to hospital and doctors to accelerate our own product designs.

In January 2008, we acquired DePuy Orthopaedics, Inc.’s (“DePuy”) New Bedford, Massachusetts instrument manufacturing facility (“New Bedford”).  We purchased substantially all of the assets and real estate of New Bedford for approximately $45.1 million in cash.  New Bedford produces orthopedic instruments, general medical instruments and some small spine related implants.  Currently, 100% of the products produced at the facility are for DePuy.  In the future, we plan to utilize this facility to serve our other medical customers.  In connection with the acquisition, we entered into a supply agreement which requires DePuy to make minimum purchases from New Bedford for a four year period.  The agreement stipulates that these purchases are incremental to other products we presently or previously produced on DePuy’s behalf.  The commitment from DePuy totals $106.0 million over the four year period.  Certain key members of New Bedford’s pre-acquisition management team continue to lead this business unit.  Revenues from New Bedford increased our exposure to one of our top customers in the first quarter of 2008.  We believe this acquisition strengthens our position as a leading provider to the orthopedic industry and provides additional manufacturing capacity to better serve our broad customer base, builds on our relationship with DePuy, expands our east coast presence and allows us to move forward with an existing skilled workforce to service our growing market.

Our acquisitions have afforded us the opportunity to offer a comprehensive line of implants, surgical instruments and cases for orthopedic device manufacturers on a global basis, instruments and cases into other medical markets and specialized parts into the aerospace industry.

Our focus remains on being well positioned for a resurgence of growth in our core orthopedic business, while capitalizing on our market leadership to extend our Total Solutions® approach into other markets.  To this point, we have seen increased customer activity during the first quarter and believe volume will continue to increase into 2008.  In particular, we continue to expand our engineering resources that produce and provide closer and critical customer relationships on the development of new products.  This local presence in the global marketplace allows us to be closer to our customer base, provide quicker response times and increase our value added services.

First Quarter Results of Operations

Revenue.   Revenue for the period ended March 29, 2008 increased $37.1 million, or 57.4%, to $101.9 million from $64.7 million for the comparable 2007 period.  Revenue for each of our principal product categories in these periods was as follows:

	Three Months Ended
	March 29,	March 31,
Product Category	2008	2007
	(in millions)
Implants	$30.3	$22.7
Instruments	39.3	15.2
Cases	21.5	17.6
Other	10.8	9.2

Total	$101.9	$64.7

The $37.1 million increase in revenue resulted from higher revenue across all product categories.  Instrument revenue increased $24.0 million.  This increase was driven by an increase in organic customer demand of $10.0 million due to the completion of several projects for our largest customers.  In addition, 2008 instrument revenue was increased by our recent acquisitions.  Symmetry Medical New Bedford added $6.3 million, the SSI acquisition added $5.9 million and the TNCO acquisition added $1.8 million of revenue.  Implant revenue increased $7.6 million and Case revenue increased $3.9 million.  Both product categories were driven by organic growth as our top customers returned to a more normalized pattern of ordering compared to 2007 when they were using excess inventory. Additionally, Symmetry Medical New Bedford added $1.4 million of implant sales as compared to 2007. Other product revenue increased $1.5 million driven by organic growth from the continued strength in the aerospace industry.

Gross Profit.  Gross profit for the three month period ended March 29, 2008 increased $12.2 million, or 104.4%, to $23.9 million from $11.7 million for the comparable 2007 period.  The increase in gross profit was driven by the 57.4% increase in revenue coupled with higher gross profit as a percentage of revenue which increased to 23.5% for the three month period ended March 29, 2008 compared to 18.1% for the comparable 2007 period.  The increase in gross margin as a percentage of revenue was primarily driven by more large volume projects from our top customers, which resulted in decreased overhead costs as a percentage of revenue as well as more favorable product mix.  We view our global infrastructure as a competitive strength, and made a deliberate decision to keep our infrastructure in place, enabling us to respond quickly to our customers’ needs and produce high volume orders on short notice which allowed us to achieve 33.4% organic growth in the first quarter of 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) for the three month period ended March 29, 2008 increased $6.7 million, or 88.0%, to $14.3 million from $7.7 million for the comparable 2007 period.  SG&A expenses from our TNCO, SSI and New Bedford acquisitions resulted in an increase of $2.7 million.  During the first quarter of 2008, we incurred approximately $2.2 million of professional fees and expenses to complete the Sheffield, UK investigation, resulting in increased SG&A in the first quarter of 2008.  As a percentage of revenue, selling, general and administrative expenses increased to 14.1% of revenue for the three month period ended March 29, 2008 from 11.8% of revenue for the comparable 2007 period. This increase as a percentage of sales is driven by the Sheffield, UK investigation fees as well as the addition of the SSI distribution acquisition which has a higher SG&A as a percentage of sales than our traditional business model.

Other Expense.   Interest expense for the three month period ended March 29, 2008 increased $1.1 million, or 70.1%, to $2.7 million from $1.6 million for the comparable 2007 period. This increase reflects the cost of the additional $60.0 million senior term debt related to the acquisition of New Bedford and SSI.  The increase was also driven by approximately $7.3 million in revolving debt which was drawn to facilitate the TNCO acquisition.

The derivatives valuation (gains) losses consist of interest rate swap valuations used to mitigate the effect of changing interest rates on net income and foreign currency forward contracts used to mitigate the effect of changes in the foreign exchange rates on net income. For our interest rate hedge, we recorded a loss of $1.3 million for the first quarter 2008 versus a loss of $0.3 million for the comparable 2007 period.  These losses are due to market fluctuations in these contracts, which are not designated as hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. For our foreign currency forward contracts, we recorded a gain of $0.1 million in the first quarter of 2008 versus a gain of $0.6 million during the comparable 2007 period.  These gains were a result of fluctuation in the British pound versus the US dollar.

Provision for Income Taxes.   Our effective tax rate was 32.3% for the three month period ended March 29, 2008 as compared to 23.5% for the comparable 2007 period.  The increase in the effective rate was due to an increase in tax bracket from 34% to 35% in the United States, higher pre-tax income from higher taxing jurisdictions and less of a rate impact from permanent tax differences and tax credits.  Provision for income taxes increased by $1.4 million, or 281.1%, to $1.9 million for the three month period ended March 29, 2008 from $0.5 million for the comparable 2007 period. This increase was primarily due to higher pre-tax income as well as the increase in the effective tax rate.

Liquidity and Capital Resources

Our principal source of cash in the three month period ended March 29, 2008 was borrowings under our senior credit loan facility.  Principal uses of cash in the three month period ended March 29, 2008 included the acquisition of New Bedford, increased working capital related to our recent acquisitions, capital expenditures and debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions.

Operating Activities   Operating activities used cash of $8.5 million in the three month period ended March 29, 2008 compared to generating cash of $5.3 million for the three month period ended March 31, 2007 a decrease of $13.8 million.  The decrease in cash from operations is primarily a result of cash provided for working capital as increases in accounts receivable and inventory significantly exceeded the increase in current liabilities. Accounts receivable and inventory increased as a result of our significant increase in organic revenue growth, partially offset by an increase in net income of $2.4 million.

Investing Activities Capital expenditures of $4.1 million were higher by $3.1 million in the three month period ended March 29, 2008 compared to the three month period ended March 31, 2007.  The acquisition of New Bedford used $45.1 million of cash in the first quarter of 2008 while the acquisition of Clamonta Ltd used $10.3 million of cash in the first quarter of 2007.

Financing Activities   Financing activities generated $55.3 million of cash due primarily to the incremental $60.0 million of borrowings under our senior credit loan facility to fund the New Bedford acquisition partially offset by payments on long-term debt and capital leases.

Capital Expenditures

Capital expenditures totaled $4.1 million for the three months ended March 29, 2008, compared to $1.0 million for the three month period ended March 31, 2007. Expenditures were primarily used to replace existing equipment.  Expenditures also were used to expand selective capacity in our Malaysia and USA facilities.

Debt and Credit Facilities

As of March 29, 2008, we had an aggregate of $147.5 million of outstanding indebtedness, which consisted of $118.7 million of term loan borrowings outstanding under our Senior Credit Agreement, $15.5 million of borrowings outstanding under our revolving credit facility, $7.6 million of borrowings under our UK short-term credit facility and $5.7 million of capital lease obligations. We had no outstanding letters of credit as of March 29, 2008.

Our Senior Credit Agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. On April 22, 2008, the Corporation and Wachovia Bank, National Association, as Administrative Agent, entered into a Third Amendment and Waiver to Amended and Restated Credit Agreement at which time the Corporation obtained changes to the Senior Credit Agreement which includes temporary adjustments to its financial statement covenants.  We are in compliance with the amended covenants under the Senior Credit Agreement as of March 29, 2008.

We believe that cash flow from operating activities and borrowings under our Senior Credit Agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next 12 months. We also review technology, manufacturing and other strategic acquisition opportunities regularly, which may require additional debt or equity financing.

Contractual Obligations and Commercial Commitments

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations (1)	$134.2	$12.2	$37.3	$84.7	$—
Capital lease obligations	9.2	2.1	2.5	1.6	3.0
Operating lease obligations	5.5	1.4	2.3	1.5	0.3
Purchase obligations (2)	4.8	2.5	2.3	—	—
Total	$153.7	$18.2	$44.4	$87.8	$3.3

* Less than 1 year is defined as the remainder of fiscal 2008. Following periods are whole fiscal years.

(1) Represents principal maturities only and, therefore excludes the effects of interest and interest rate swaps.

(2) Represents purchase agreements to buy minimum quantities of titanium and cobalt chrome through December 2008.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the senior credit facility. We had no letters of credit outstanding as of March 29, 2008.

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

We incurred approximately $0.1 million and $0.1 million in capital expenditures for environmental, health and safety in the first quarter of 2008 and 2007, respectively.

In connection with our recent acquisitions, we completed Phase I assessments and did not find any significant issues that need to be remediated.  We cannot be certain than environmental issues will not be discovered or arise in the future related to these acquisitions.

In conjunction with the New Bedford acquisition in January 2008, we purchased $5.0 million of environmental insurance coverage for this facility.  This policy expires January 25, 2013.  In 2000, we purchased pollution legal liability insurance that covers certain environmental liabilities that may arise at our Warsaw, Indiana facility, at a former facility located in Peru, Indiana, and at certain non-owned locations that we use for the disposal of waste. The insurance has a $5.0 million aggregate limit and is subject to a deductible and certain exclusions. The policy period expires in 2010. While the insurance may mitigate the risk of certain environmental liabilities, we cannot guarantee that a particular liability will be covered by this insurance.

Based on information currently available, we do not believe that we have any material environmental liabilities.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 29, 2007, includes a summary of the critical accounting policies we believe are the most important to aid in understanding its financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the three months ended March 29, 2008.

New Accounting Pronouncements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Our exposure to these risks, at the end of the first quarter covered by this report, has not changed materially since December 29, 2007.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)   Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), concluded that, for the reasons described below, as of the end of the fiscal quarter covered by this report, and in conjunction with remedial actions put in place during the fourth quarter of 2007 and the first quarter of 2008 as a result of the Sheffield, UK investigation and more fully described in Item 9A in our Annual Report on form 10-K for fiscal year ended December 29, 2007, our disclosure controls and procedures were not effective and designed to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by others within those entities.

Despite the conclusion that disclosure controls and procedures were not effective as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer believe that the financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.

(b)   Changes in internal control over financial reporting.

During the fiscal quarter covered by this report, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except that, during the fiscal quarter covered by this report, we were still in the process of integrating the Clamonta Limited, TNCO, Inc., Specialty Surgical Instruments Inc., UCA, LLC and New Bedford acquisitions and were incorporating these operations as part of our internal controls.  For purposes of this evaluation, the impact of these acquisitions on our internal controls over financial reporting was excluded. See Note 11 to the condensed consolidated financial statements included in Item 1 for a discussion of the Clamonta Limited, Specialty Surgical Instruments Inc., UCA, LLC and New Bedford acquisitions.

In connection with the filing of our Annual Report on Form 10-K for the year ended December 29, 2007, we identified material weaknesses in internal control over financial reporting and identified a remediation plan.  During the fourth quarter of 2007 and the first quarter of 2008, several remedial measures were identified and implemented in response to the conclusion reached by our Chief Executive and Chief Financial Officer as a result of the Sheffield, UK investigation.  Although we have made progress towards remediation, as of June 25, 2008, we were unable to conclude that the material weaknesses described above were remediated as of March 29, 2008.  See our Annual Report on Form 10-K for fiscal year ended December 29, 2007.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

SEC Informal  Inquiry

On October 4, 2007, we announced that, due to the apparent overstatement of revenues by our Sheffield, UK operating unit, it may be necessary for us to restate our financial statements for the periods subsequent to June 2003. On November 12, 2007, we announced that the irregularities in the financial reporting by our Sheffield, UK operating unit also included the overstatement of inventory and other matters. These matters were reported to our Audit Committee, which engaged special legal counsel, who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. Based on information obtained in that investigation and information reported to the Audit Committee by management, the Audit Committee accepted management’s recommendation that we restate our financial statements.

Upon discovering the irregularities, the Audit Committee self-reported the matter to the Staff of the Securities and Exchange Commission. The SEC staff has initiated an informal inquiry with respect to this matter. We are cooperating fully with the SEC in its informal inquiry. We cannot predict when the SEC will conclude its review and the outcome or impact thereof.

ITEM 1A RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, which could materially affect our business, financial condition or future results.

ITEM 5 OTHER INFORMATION

(b)                 There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our Schedule 14A filed April 25, 2008.

ITEM 6 EXHIBITS

10.40	Form of Restricted Stock Agreement (Key Employees) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 30, 2008.)

10.41	Form of Restricted Stock Agreement (Non- Employee Directors) (Incorporated by reference to Exhibit 10.2 of our Form 8-K filed May 30, 2008.)

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

June 24, 2008