Form 10-Q
period 2008-06-28
Symmetry Medical Inc.
filed 2008-08-07
CIK 1292055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 28, 2008

or

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

☐ Yes ☒ No

The number of shares outstanding of the registrant’s common stock as of August 1, 2008 was 35,802,125.

Cautionary Note Regarding Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q or in other reports or registration statements filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in documents we incorporate by reference or in press releases or oral statements made by our officers or representative, we may make statements that express our opinions, expectations or projections regarding future events or future results, in contrast with statements that reflect historical facts. These predictive statements, which we generally precede or accompany by such typical conditional words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project,” “potential,” or “expect,” or by the words “may,” “will,” “could,” or “should,” and similar expressions or terminology are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995. That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

Symmetry Medical Inc.

Condensed Consolidated Balance Sheets

	June 28,	December 29,
	2008	2007
	(In Thousands, Except Per Share Data)
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$7,561	$12,089
Accounts receivables, net	63,653	42,992
Inventories	61,133	45,353
Refundable income taxes	5,167	6,516
Deferred income taxes	3,419	2,551
Derivative valuation asset	—	2
Other current assets	3,187	2,940

Total current assets	144,120	112,443
Property and equipment, net	121,974	100,424
Goodwill	154,068	141,985
Intangible assets, net of accumulated amortization	48,574	44,567
Other assets	2,283	1,011

Total Assets	$471,019	$400,430

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$33,744	$34,518
Accrued wages and benefits	11,582	10,922
Other accrued expenses	7,651	8,096
Income tax payable	7,101	2,394
Derivative valuation liability	82	74
Deferred income taxes	390	407
Revolving line of credit	11,283	6,511
Current portion of capital lease obligations	1,673	2,487
Current portion of long-term debt	17,562	10,900

Total current liabilities	91,068	76,309
Deferred income taxes	12,135	12,136
Derivative valuation liability	1,838	1,917
Capital lease obligations, less current portion	3,422	4,032
Long-term debt, less current portion	111,550	68,500

Total Liabilities	220,013	162,894

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Common Stock, $.0001 par value; 72,410 shares authorized; shares issued June 28, 2008—35,795; December 29, 2007—35,444)	4	4
Additional paid-in capital	273,444	272,623
Retained earnings (deficit)	(35,357)	(45,526)
Accumulated other comprehensive income	12,915	10,435

Total Shareholders’ Equity	251,006	237,536

Total Liabilities and Shareholders’ Equity	$471,019	$400,430

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Data)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$109,787	$69,713	$211,649	$134,436
Cost of Revenue	82,373	54,997	160,289	108,007

Gross Profit	27,414	14,716	51,360	26,429
Selling, general, and administrative expenses	14,926	8,030	29,309	15,681

Operating Income	12,488	6,686	22,051	10,748
Other (income) expense:
Interest expense	2,917	1,607	5,617	3,194
Derivatives valuation (gain)/loss	(1,381)	(278)	(215)	(16)
Other	(189)	(765)	(352)	(665)

Income before income taxes	11,141	6,122	17,001	8,235
Income tax expense	4,939	1,426	6,832	1,924

Net income	$6,202	$4,696	$10,169	$6,311

Net income per share:
Basic	$0.18	$0.13	$0.29	$0.18

Diluted	$0.18	$0.13	$0.29	$0.18

Weighted average common shares and equivalent shares outstanding:
Basic	35,155	35,119	35,154	35,046
Diluted	35,323	35,277	35,329	35,237

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 28,	June 30,
	2008	2007
	(In Thousands)
	(unaudited)	(unaudited)
Operating activities
Net Income	$10,169	$6,311
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,397	8,591
Amortization	1,474	1,012
Foreign currency transaction (gain) loss	414	(279)
Net (gain) loss on sale of assets	127	(348)
Deferred income tax provision	(924)	(695)
Excess tax benefit from stock-based compensation	(92)	(796)
Stock-based compensation	613	142
Derivative valuation change	(69)	(1,500)
Change in operating assets and liabilities:
Accounts receivable	(19,890)	(2,019)
Other assets	(1,449)	132
Inventories	(7,503)	1,263
Current income taxes	5,981	399
Accounts payable	(1,082)	4,259
Accrued expenses and other	(62)	623

Net cash provided by operating activities	(2,896)	17,095

Investing activities
Purchases of property and equipment	(8,976)	(3,963)
Proceeds from the sale of fixed assets	220	1,589
Acquisition, net of cash received	(46,506)	(17,621)

Net cash used in investing activities	(55,262)	(19,995)

Financing activities
Proceeds from bank revolver	39,887	49,013
Payments on bank revolver	(40,669)	(44,471)
Issuance of long-term debt	60,000	—
Payments on long-term debt and capital lease obligations	(6,297)	(3,742)
Proceeds from the issuance of common stock, net of expenses	116	641
Excess tax benefit from stock-based compensation	92	796

Net cash provided by financing activities	53,129	2,237
Effect of exchange rate changes on cash	501	(67)

Net increase (decrease) in cash and cash equivalents	(4,528)	(730)
Cash and cash equivalents at beginning of period	12,089	11,721

Cash and cash equivalents at end of period	$7,561	$10,991

Supplemental disclosures:
Cash paid for interest	$4,487	$3,204

Cash paid for income taxes	$1,854	$2,221

Assets acquired under capital leases	$91	$—

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In Thousands, Except Per Share Data)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Symmetry Medical Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), Symmetry Medical USA Inc., Jet Engineering, Inc., Ultrexx, Inc., Riley Medical, Inc., Symmetry Medical Switzerland SA (formerly known as Riley Medical Europe, SA), Symmetry Medical Everest LLC, Everest Metal International Limited, Symmetry Medical Cheltenham Limited, Symmetry Medical PolyVac, SAS, Thornton Precision Components Limited, Symmetry Medical Malaysia SDN, Clamonta Limited, Specialty Surgical Instrumentation, Inc., UCA, LLC., TNCO, Inc. and Symmetry Medical New Bedford, LLC.  The Corporation is a global supplier of integrated products consisting primarily of surgical implants, instruments and cases to orthopedic and other medical device companies.

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

On January 25, 2008, the Corporation acquired DePuy Orthopaedics, Inc.’s (“DePuy”) New Bedford, Massachusetts instrument manufacturing facility (“New Bedford”), for $45,131 in cash, subject to certain post closing adjustments. This facility manufactures orthopedic instruments as well as general surgical instruments and small implants.

On August 31, 2007, the Corporation acquired all of the stock of Specialty Surgical Instrumentation, Inc. (“SSI”) and UCA, LLC (“UCA”), privately owned companies based in Nashville, Tennessee, for $15,089, in cash, subject to certain post closing adjustments. SSI distributes surgical instruments directly to hospitals while UCA distributes sterilization containers directly to hospitals.

On April 3, 2007, the Corporation acquired all of the stock of TNCO, Inc. (“TNCO”) a privately owned company based in Whitman, Massachusetts for $7,580 in cash. TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus and other minimally invasive procedures.

On January 9, 2007, the Corporation acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively “Clamonta Ltd”), for $10,407 in cash, subject to certain post closing adjustments.  Clamonta Ltd manufactures aerospace products for the global aerospace industry.

2. Inventories

Inventories consist of the following:

	June 28,	December 29,
	2008	2007
Raw material and supplies	$11,111	$9,244
Work-in-process	34,920	21,412
Finished goods	15,102	14,697
	$61,133	$45,353

3. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	June 28,	December 29,
	2008	2007
Land	$7,987	$6,759
Buildings and improvements (20 to 40 years)	44,254	44,274
Machinery and equipment (5 to 15 years)	121,700	98,974
Office equipment (3 to 5 years)	10,496	8,909
Construction-in-progress	7,543	2,786

	191,980	161,702
Less accumulated depreciation	(70,006)	(61,278)
	$121,974	$100,424

4. Intangible Assets

Intangible assets were acquired in connection with our business acquisitions. As of June 28, 2008, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Acquired technology and patents	10 years	$2,442	$(653)	$1,789
Acquired customers	18 years	43,551	(5,436)	38,115
Non-compete agreements	5 years	593	(194)	399
Intangible assets subject to amortization		46,586	(6,283)	40,303

Proprietary processes	Indefinite			3,914
Trademarks	Indefinite			4,357
Indefinite-lived intangible assets, other than goodwill				8,271

Total				$48,574

As of December 29, 2007, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Acquired technology and patents	10 years	$2,442	$(507)	$1,934
Acquired customers	18 years	38,070	(4,168)	33,902
Non-compete agreements	5 years	593	(131)	462
Intangible assets subject to amortization		41,105	(4,806)	36,298

Proprietary processes	Indefinite			3,913
Trademarks	Indefinite			4,356
Indefinite-lived intangible assets, other than goodwill				8,269

Total				$44,567

5. Debt Arrangements

Long-term debt consists of the following:

	June 28,	December 29,
	2008	2007
Bank term loan payable in quarterly installments, plus interest at a variable rate (5.50% at June 28, 2008), through December 2009	$17,062	$21,000
Bank term loan payable in quarterly installments, plus interest at a variable rate (5.50% at June 28, 2008), through June 2011	39,300	39,400
Bank term loan payable in quarterly installments, plus interest at a variable rate (5.50% at June 28, 2008), through June 2011	59,250	—
Revolving line of credit, due June 2011	13,500	19,000
	129,112	79,400
Less current portion	(17,562)	(10,900)

	$111,550	$68,500

As of June 28, 2008, the Corporation’s revolving credit facility had a total capacity of up to $40,000 and the Corporation pays a 0.375% annual commitment fee for the average unused portion of the revolving line of credit facility. There were $13,500 of borrowings under this line of credit at June 28, 2008.

The bank term loan and revolving Line of credit (“Senior Credit Agreement”) contain various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. The Senior Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, paying dividends and certain other restricted payments, changes of control, incurring indebtedness incurring liens, making loans and investments and transactions with affiliates. The senior credit facility is secured by substantially all of the Corporation’s assets. The Corporation’s Senior Credit Agreement also contains customary events of default.

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

On January 25, 2008, the New Bedford acquisition was completed and the Incremental Term Loan was funded. The Incremental Term Loan will mature June 13, 2011. Quarterly installments of principal are to be paid so as to reduce the principal balance by approximately five percent (5%) in 2008, ten percent (10%) in 2009, fifteen percent (15%) in 2010 and seventy percent (70%) in 2011. We retained the right to have borrowed funds bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin or at a “Base Rate” plus an applicable margin. The applicable margins  increased by 0.50% and the Corporation was limited in its ability to borrow under its current revolving credit facility under the Waiver until the Corporation became current in filing its reports under Section 13 and 15(d) of the Securities Exchange Act. Other terms of the Senior Credit Agreement remained substantially unchanged by the Waiver.

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

On April 22, 2008, the Corporation and Wachovia Bank, National Association, as Administrative Agent, entered into a Third Amendment and Waiver to Amended and Restated Credit Agreement (“Third Amendment”) for the purposes of waiving the described defaults. Accordingly, the Corporation obtained from the lenders (i) a waiver for its Event of Default, (ii) an extension of the deadline by which the Corporation was required to file its 2007 Form 10-K, and (iii) an extension of the deadline by which the Corporation is required to file its 2008 first quarter filing on Form 10-Q. In addition, the Corporation obtained changes to the Credit Agreement which includes temporary adjustments to its financial statement covenants.

On June 27, 2008, the Corporation filed its 2008 first quarter filing on Form 10-Q and met all of the requirements under the Third Amendment. As such, the interest margin decreased 0.50% and the restrictions on borrowings were lifted in accordance with the Third Amendment.

Maturities of long-term debt for the five years succeeding June 28, 2008 are as follows:

2008—remaining fiscal year	$9,112
2009	16,900
2010	20,400
2011	82,700
2012	—

$129,112

6. New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations. This statement amends SFAS 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for our business combinations occurring on or after January 1, 2009. There are no impacts to the Corporation’s current financial statements. The potential impacts of the adoption of SFAS 141(R) will be evaluated in the instance of future acquisitions.

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

Revenue from External Customers:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
United States	$77,272	$40,571	$145,179	$79,230
United Kingdom	14,723	12,234	31,303	24,229
Ireland	8,376	7,397	16,972	13,193
Other foreign countries	9,416	9,511	18,195	17,784

Total net revenues	$109,787	$69,713	$211,649	$134,436

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. The Corporation’s revenue includes revenue from customers of the Corporation which individually account for 10% or more of revenue as follows:

Three months ended June 28, 2008— Two customers represented approximately 32.6% and 10.4% of revenue, respectively.

Six months ended June 28, 2008— Two customers represented approximately 32.4% and 10.6% of revenue, respectively.

Three months ended June 30, 2007— Three customers represented approximately 20.1%, 11.7%, and 10.0% of revenue, respectively.

Six months ended June 30, 2007— Four customers represented approximately 18.4%, 11.9%, 10.6% and 10.1% of revenue, respectively.

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenue of the specialty services business is included in the “other” category.

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Implants	$31,139	$27,120	$61,434	$49,792
Instruments	45,099	15,451	84,388	30,694
Cases	23,427	18,790	44,945	36,376
Other	10,122	8,352	20,882	17,574

Total net revenues	$109,787	$69,713	$211,649	$134,436

8. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net income	$6,202	$4,696	$10,169	$6,311

Weighted-average common shares outstanding basic	35,155	35,119	35,154	35,046
Effect of stock options, restricted stock and stock warrants	168	158	175	191

Weighted-average common shares outstanding and assumed conversions	35,323	35,277	35,329	35,237

Net income per share:
Basic	$0.18	$0.13	$0.29	$0.18

Diluted	$0.18	$0.13	$0.29	$0.18

During the six month period ended June 28, 2008 the Corporation issued 7 shares of common stock through the exercise of stock options.

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

Following the discovery of the accounting irregularities at our Sheffield, UK operating unit, the Audit Commitee self-reported the matter to the staff of the Securities and Exchange Commission (SEC). Thereafter, the SEC commenced an informal inquiry into this matter. The Corporation intends to fully cooperate with the SEC in its investigation. At this time, the Corporation is unable to predict the timing of the ultimate resolution of this investigation or the impact thereof.

10. Comprehensive Income

Comprehensive income is comprised of net income and gains and losses resulting from currency translations of foreign entities. Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net Income	$6,202	$4,696	$10,169	$6,311
Foreign currency translation adjustments	(262)	578	2,480	937

Comprehensive income	$5,940	$5,274	$12,649	$7,248

11. Acquisitions

Results of the following acquisitions are included in the Statement of Operations from the date of acquisition.

On January 9, 2007, the Corporation acquired all of the stock of Whedon Limited, a privately owned Corporation based in Warwickshire, UK and the holding Corporation of Clamonta Limited (collectively “Clamonta Ltd”), for $10,407 in cash.  Clamonta Ltd manufactures aerospace products for the global aerospace industry.

As of June 28, 2008, the aggregate purchase price was allocated to the opening balance sheet as follows:

Current assets	$3,445
Property, plant & equipment	3,695
Acquired customers (amortized over 15 years)	3,070
Non-compete agreements (amortized over 5 years)	120
Trademarks (indefinite-lived)	1,330
Goodwill	3,025
Current liabilities	(1,765)
Deferred taxes	(1,963)
Capital leases	(550)

Purchase price, net	$10,407

On April 3, 2007, the Corporation acquired all of the stock of TNCO, Inc. (“TNCO”), a privately owned Corporation based in Whitman, Massachusetts for $7,580.   TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus, and other minimally invasive procedures.

As of June 28, 2008, the aggregate purchase price was allocated to the opening balance sheet as follows:

Current assets	$2,570
Property, plant & equipment	1,740
Acquired technology (amortized over average weighted 8 years)	510
Acquired customers (amortized over 15 years)	1,170
Non-compete agreements (amortized over 5 years)	80
Trademarks (indefinite-lived)	190
Goodwill	1,789
Current liabilities	(469)

Purchase price, net	$7,580

On August 31, 2007, the Corporation acquired Specialty Surgical Instrumentation, Inc. (“SSI”) and UCA, LLC (“UCA”), privately owned companies based in Nashville, Tennessee. SSI distributes surgical instruments directly to hospitals while UCA distributes sterilization containers directly to hospitals. SSI and UCA were acquired for approximately $15,089 in cash. The aggregate purchase price is preliminary, subject to adjustment and is expected to be finalized in 2008.

As of June 28, 2008, the aggregate purchase price was allocated to the opening balance sheet as follows:

Current assets	$6,509
Property, plant & equipment	1,687
Acquired technology (amortized over average weighted 13 years)	350
Acquired customers (amortized over 15 years)	6,630
Non-compete agreements (amortized over 5 years)	100
Trademarks (indefinite-lived)	1,500
Goodwill	5,554
Current liabilities	(4,561)
Deferred income taxes	(2,680)

Purchase price, net	$15,089

On January 25, 2008, the Corporation acquired DePuy Orthopaedics, Inc.’s (“DePuy”) New Bedford, Massachusetts instrument manufacturing facility (“New Bedford”). This facility manufactures orthopedic instruments as well as general surgical instruments and small implants. The aggregate purchase price is preliminary, subject to adjustment and is expected to be finalized in 2008.

As of June 28, 2008, the aggregate purchase price of $45,131 was allocated to the opening balance sheet as follows:

Current assets	$7,994
PP&E	22,104
Acquired customers (amortized over 15 years)	5,480
Goodwill	9,553

Purchase price, net	$45,131

Unaudited Proforma Results  The following table represents the proforma results of the Corporation’s operations had the acquisitions of Clamonta Ltd, TNCO, SSI, UCA and New Bedford been completed as of the beginning of the periods presented:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenue	$109,787	$83,107	$214,326	$163,059
Net income	6,202	3,713	10,235	5,169
Earnings per share—basic	$0.18	$0.11	$0.29	$0.15
Earnings per share—diluted	$0.18	$0.11	$0.29	$0.15

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

As of June 28, 2008, the Corporation held certain assets that are required to be measured at fair value on a recurring basis. These included the Corporation’s derivative instruments related to interest rate swaps and foreign currency forward contracts.

The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate swap contracts and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these swap contracts as Level 2.

The Corporation’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 28, 2008 were as follows:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency forwards	$—	$(82)	$—	$(82)
Interest rate swaps	—	(1,838)	—	(1,838)
	$—	$(1,920)	$—	$(1,920)

13. Taxes

The provision for income taxes differs from that computed at the Federal statutory rate of 35% in 2008 and 34% in 2007 as follows:

	Quarter Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Tax at Federal statutory rate	$3,899	$2,081	$5,950	$2,800
State income taxes	415	217	615	297
State tax credits	(35)	(140)	(61)	(185)
Foreign income taxes	(201)	155	(306)	205
Qualified production activities deduction	(154)	(219)	(259)	(290)
Research and development credits	49	(788)	(53)	(1,044)
Valuation allowance	82	—	82	—
Reserve for uncertain tax positions	674	—	674	—
Other	210	120	190	141

	$4,939	$1,426	$6,832	$1,924

At June 28, 2008, the Corporation had foreign net operating loss carry forwards of approximately $16,336 and an associated deferred tax asset of $4,574. The foreign carry forwards have no expiration date. However, due to uncertainty of the realization of the full benefit of the foreign net operating loss carry forwards, the Corporation has established a valuation allowance of $1,901.

On January 1, 2007, the Corporation adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN48), Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109. The standard had no impact on the financial position or results of operations of the Company at the date of adoption.

The Corporation’s policy with respect to interest and penalties associated with reserves for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of June 28, 2008, the total amount of unrecognized income tax benefits computed under FIN 48 was approximately $2,102, all of which, if recognized, would impact the effective income tax rate of the Corporation. As of June 28, 2008, the Corporation had recorded a total of $182 of accrued interest and penalties related to uncertain tax positions. The Corporation foresees possible changes in its reserves for uncertain income tax positions as reasonably possible during the next 12 months that could result in an increase or decrease in the reserves of $1,400. As of June 28, 2008, the Corporation is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2003-2007. The Corporation is also subject to unexpired statutes of limitation for various states including most significantly Indiana, Michigan, and New Hampshire generally for the years 2003-2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 29, 2007	$1,610
Additions based on tax positions—current year	—
Additions for tax positions—prior years	492
Balance at June 28, 2008	$2,102

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

During the second quarter 2008, our revenue increased 57.5% compared to the second quarter 2007 as revenue from our top five orthopedic customers increased 74.0% and represented 61.8% of total revenues. This growth was driven by a ramp up in our core business and continued momentum from the integration of our acquisitions. Quarterly revenue from all other customers increased 36.5% compared to the same period last year.  Our long-term strategy is to diversify our customer base and expand into other medical device markets outside of our core hip and knee business; however, at this time we believe we are seeing a recovery of demand in the core hip and knee business which drove our overall growth, excluding the impact of acquisitions, by 31.4% in the second quarter of 2008.

In January 2007, we acquired Clamonta Ltd located in Warwickshire, UK for approximately $10.4 million in cash. Clamonta Ltd. was a privately held corporation that has a 50-year history of supplying precision machined products to the global aerospace industry. Clamonta Ltd’s products will help bridge Symmetry’s Total Solutions® business model into the aerospace industry. This acquisition expanded our added value operation within our existing product expertise and supports a major customer by providing a more complete Total Solution®. Clamonta is well known in the industry for producing quality engineered products for aircraft engines. Clamonta Ltd’s pre-acquisition management team continues to lead this business unit. This acquisition helps to diversify us and allow us to capitalize on a long term growth cycle in the aerospace industry.

In April 2007, we acquired TNCO, Inc. (“TNCO”) located in Whitman, Massachusetts for approximately $7.6 million in cash. TNCO was a privately held Corporation with a 40-year history of designing and supplying precision instruments for arthroscopic, laparoscopic, sinus and other minimally invasive procedures. TNCO’s strong intellectual product portfolio and customer relationships extend our product offering into these other medical fields. TNCO is well known in the industry for designing and producing quality engineered products for minimally invasive procedures. Its operating philosophy closely mirrors our own with its highly skilled engineering team that partners with its clients during the product development cycle and moves efficiently from concept and prototype to production. TNCO sales are expected to benefit significantly as a result of marketing its products through our global sales and distribution network. TNCO’s pre-acquisition management team continues to lead this business unit. This acquisition is consistent with our strategy to enhance our product offering into medical markets beyond our existing products and allows us to offer our Total Solutions® model to an expanded customer base.

In August 2007, we acquired Specialty Surgical Instrumentation, Inc. (“SSI”) and UCA, LLC (“UCA”) located in Nashville, Tennessee for approximately $15.1 million in cash and at the same time entered into a two year earn-out agreement with the two principals of SSI and UCA who will receive additional consideration if SSI and UCA meet certain earnings levels for the following two years. SSI was a privately held Corporation with a 30-year history of offering targeted sales, marketing and distribution programs to serve the key surgical specialties of neurological, spine, cardiovascular, ENT, laparoscopy, ophthalmology and orthopedics. SSI’s portfolio includes its own line of Ultra Instruments and include the UCA – Ultra Container sterilization system, a hospital proven, closed container system that is designed to store and transport sterilized instruments. The Ultra Instruments, UCA containers and multiple other product lines are offered through SSI’s distribution channels and sell directly into hospitals with their 25 strong sales staff. The SSI and UCA pre-acquisition management team continues to lead this business unit. This acquisition is consistent with our strategy to enhance Symmetry Medical’s product offering into medical markets beyond our existing products and provides a direct access to hospital and doctors to accelerate our own product designs.

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

Our focus remains on being well positioned for a resurgence of growth in our core orthopedic business, while capitalizing on our market leadership to extend our Total Solutions® approach into other markets.  We have seen increased customer activity during 2008.   In particular, we continue to expand our engineering resources that produce and provide closer and critical customer relationships on the development of new products.  This local presence in the global marketplace allows us to be closer to our customer base, provide quicker response times and increase our value added services.

Second Quarter Results of Operations

Revenue.   Revenue for the three month period ended June 28, 2008 increased $40.1 million, or 57.5%, to $109.8 million from $69.7 million for the comparable 2007 period.  Revenue for each of our principal product categories in these periods was as follows:

	Three Months Ended
	June 28,	June 30,
Product Category	2008	2007
	(in millions)
Implants	$31.2	$27.1
Instruments	45.1	15.4
Cases	23.4	18.8
Other	10.1	8.4

Total	$109.8	$69.7

The $40.1 million increase in revenue resulted from higher revenue across all product categories. Instrument revenue increased $29.7 million. This increase was driven by an increase in organic customer demand of $13.7 million due to the completion of several projects for our largest customers. In addition, 2008 instrument revenue was increased by our recent acquisitions. The New Bedford acquisition added $10.0 million and the SSI acquisition added $5.9 of revenue. Implant revenue increased $4.0 million and case revenue increased $4.6 million. Both product categories were driven by organic growth as our top customers returned to a more normalized pattern of ordering compared to 2007 when they were using excess inventory. Additionally, New Bedford added $2.2 million of implant sales as compared to 2007. Other product revenue increased $1.7 million driven by organic growth from the continued strength in the aerospace industry.

Gross Profit.  Gross profit for the three month period ended June 28, 2008 increased $12.7 million, or 86.3%, to $27.4 million from $14.7 million for the comparable 2007 period.  The increase in gross profit was driven by the 57.5% increase in revenue coupled with higher gross profit as a percentage of revenue which increased to 25.0% for the three month period ended June 28, 2008 compared to 21.1% for the comparable 2007 period.  The increase in gross margin as a percentage of revenue was primarily driven by an increased number of large volume projects from our top customers, which resulted in decreased overhead costs as a percentage of revenue as well as more favorable product mix.  We view our global infrastructure as a competitive strength, and made a deliberate decision to keep our infrastructure in place, enabling us to respond quickly to our customers’ needs and produce high volume orders on short notice which allowed us to achieve 31.4% organic revenue growth in the second quarter of 2008.

Selling, General and Administrative Expenses.  For the three month period ended June 28, 2008, selling, general and administrative expenses (“SG&A”) were $14.9 million compared with the three month period ended June 30, 2007 of $8.0 million. The year-over-year increase was primarily driven by the inclusion of $2.5 million of ongoing expense from our recent acquisitions; a $2.5 million increase in employee related expense including stock based compensation and $1.4 million in professional fees and expenses incurred from the review of accounting irregularities at our Sheffield, UK operating unit. SG&A expenses were also higher due to ongoing initiatives to improve management oversight and operational performance at our Sheffield operating unit. Going forward, we still expect a reduction in fees related to the Sheffield investigation; however, the Board has recently approved performance based restricted stock that will increase expense by approximately $1.0 million per quarter, all of which is non-cash.

Other Expense.   Interest expense for the three month period ended June 28, 2008 increased $1.3 million, or 81.5%, to $2.9 million from $1.6 million for the comparable 2007 period. This increase reflects the cost of the additional $60.0 million senior term debt related to the acquisition of New Bedford, SSI and UCA.

The derivatives valuation (gains) losses consist of interest rate swap valuations used to mitigate the effect of changing interest rates on net income and foreign currency forward contracts used to mitigate the effect of changes in the foreign exchange rates on net income. For our interest rate hedge, we recorded a $1.4 million gain for the second quarter 2008 versus a $0.7 million gain for the comparable 2007 period. These amounts are due to market fluctuations in these contracts, which are not designated as hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. For our foreign currency forward contracts, we recorded a negligible loss in the second quarter of 2008 versus a $0.4 million loss during the comparable 2007 period. These amounts were a result of fluctuation in the British pound versus the US dollar.

Provision for Income Taxes.   Our effective tax rate was 44.3% for the three month period ended June 28, 2008 as compared to 23.3% for the comparable 2007 period.  The increase in the effective rate was due to an increase in tax bracket from 34% to 35% in the United States, a higher mix of income in jurisdictions with higher statutory rates, reduced levels of tax credits, and an increase in reserves for uncertain tax positions from prior years. Provision for income taxes increased by $3.5 million, or 246.4%, to $4.9 million for the three month period ended June 28, 2008 from $1.4 million for the comparable 2007 period. This increase was primarily due to higher pre-tax income, the increase in the effective tax rate and an $0.7 million increase in tax reserves related to uncertain tax positions.  These uncertain tax positions relate to ongoing prior years’ federal and state tax audits.

Six Months Results of Operations

Revenue.   Revenue for the six month period ended June 28, 2008 increased $77.2 million, or 57.4%, to $211.6 million from $134.4 million for the comparable 2007 period.  Revenue for each of our principal product categories in these periods was as follows:

	Six Months Ended
	June 28,	June 30,
Product Category	2008	2007
	(in millions)
Implants	$61.4	$49.7
Instruments	84.4	30.7
Cases	44.9	36.4
Other	20.9	17.6

Total	$211.6	$134.4

The $77.2 million increase in revenue resulted from higher revenue across all product categories. Instrument revenue increased $53.7 million. This increase was driven by an increase in organic customer demand of $23.7 million due to the completion of several projects for our largest customers. In addition, 2008 instrument revenue was increased by our recent acquisitions. The New Bedford acquisition added $16.4 million, the SSI acquisition added $11.8 million and the TNCO acquisition added $1.8 million of revenue. Implant revenue increased $11.6 million and case revenue increased $8.6 million. Both product categories were driven by organic growth as our top customers returned to a more normalized pattern of ordering compared to 2007 when they were using excess inventory. Additionally, New Bedford added $3.6 million of implant sales as compared to 2007. Other product revenue increased $3.3 million driven by organic growth from the continued strength in the aerospace industry.

Gross Profit.  Gross profit for the six month period ended June 28, 2008 increased $24.9 million, or 94.3%, to $51.4 million from $26.4 million for the comparable 2007 period.  The increase in gross profit was driven by the 57.4% increase in revenue coupled with higher gross profit as a percentage of revenue which increased to 24.3% for the six month period ended June 28, 2008 compared to 19.7% for the comparable 2007 period.  The increase in gross margin as a percentage of revenue was primarily driven by an increased number of large volume projects from our top customers, which resulted in decreased overhead costs as a percentage of revenue as well as more favorable product mix.  We view our global infrastructure as a competitive strength, and made a deliberate decision to keep our infrastructure in place, enabling us to respond quickly to our customers’ needs and produce high volume orders on short notice, which allowed us to achieve 32.4% organic growth for the six month period ended June 28, 2008.

Selling, General and Administrative Expenses.  SG&A expenses for the six month period ended June 28, 2008 were $29.3 million compared with the six month period ended June 30, 2007 period of $15.7 million. The increase was primarily driven by the inclusion of $5.2 million of ongoing expense from our recent acquisitions; a $3.8 million increase in employee related expense, including stock based compensation, and $3.6 million in professional fees and expenses incurred from the review of accounting irregularities at our Sheffield, UK operating unit. Selling, general and administrative expenses were also higher due to ongoing initiatives to improve management oversight and operational performance at our Sheffield operating unit. Going forward, we still expect a reduction in fees related to the Sheffield investigation; however, the Board has recently approved performance based restricted stock that will increase expense by approximately $1.0 million per quarter, all of which is non-cash.

Other Expense.   Interest expense for the six month period ended June 28, 2008 increased $2.4 million, or 75.9%, to $5.6 million from $3.2 million for the comparable 2007 period. This increase reflects the cost of the additional $60.0 million senior term debt related to the acquisition of New Bedford and SSI.

The derivatives valuation (gains) losses consist of interest rate swap valuations used to mitigate the effect of changing interest rates on net income and foreign currency forward contracts used to mitigate the effect of changes in the foreign exchange rates on net income. For our interest rate hedge, we recorded a gain of $0.1 million for the six month period ended June 28, 2008 versus a $0.5 million gain for the comparable 2007 period. These amounts are due to market fluctuations in these contracts, which are not designated as hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. For our foreign currency forward contracts, we recorded a gain of $0.1 million in the second quarter of 2008 versus a loss of $0.5 million during the comparable 2007 period. These amounts were a result of fluctuation in the British pound versus the US dollar.

Provision for Income Taxes.   Our effective tax rate was 40.2% for the six month period ended June 28, 2008 as compared to 23.4% for the comparable 2007 period.  The increase in the effective rate was due to an increase in tax bracket from 34% to 35% in the United States, a higher mix of income in jurisdictions with higher statutory rates, redued levels of tax credits, and an increase in reserves for uncertain tax positions from prior years. Provision for income taxes increased by $4.9 million, or 255.1%, to $6.8 million for the six month period ended June 28, 2008 from $1.9 million for the comparable 2007 period. This increase was primarily due to higher pre-tax income, the increase in the effective tax rate and an $0.7 million increase in tax reserves related to uncertain tax positions.

Liquidity and Capital Resources

Our principal source of cash in the six month period ended June 28, 2008 was borrowings under our senior credit loan facility.  Principal uses of cash in the six month period ended June 28, 2008 included the acquisition of New Bedford, increased working capital related to our recent acquisitions, capital expenditures and debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions.

Operating Activities   Operating activities used cash of $2.9 million in the six month period ended June 28, 2008 compared to generating cash of $17.1 million for the six month period ended June 30, 2007 a decrease of $20.0 million.  The decrease in cash from operations is primarily a result of cash provided for working capital as increases in accounts receivable and inventory significantly exceeded the increase in current liabilities. Accounts receivable and inventory increased as a result of our post-acquistion production activity at New Bedford and a significant increase in organic revenue growth, partially offset by net income of $10.2 million.

Investing Activities Capital expenditures of $9.0 million were $5.0 million higher in the six month period ended June 28, 2008 compared to the six month period ended June 30, 2007.  The acquisition of New Bedford used $45.1 million of cash in the six month period ended June 28, 2008, while the acquisition of Clamonta Ltd used $10.3 million of cash in the comparable 2007 period.

Financing Activities   Financing activities generated $53.1 million of cash due primarily to the incremental $60.0 million of borrowings under our senior credit loan facility to fund the New Bedford acquisition partially offset by payments on long-term debt and capital leases.

Capital Expenditures

Capital expenditures totaled $9.0 million for the six months ended June 28, 2008, compared to $4.0 million for the six month period ended June 30, 2007. Expenditures were primarily used to replace existing equipment. Expenditures also were used for some selective capacity expansion in our facilities in the United States and Malaysia.

Debt and Credit Facilities

As of June 28, 2008, we had an aggregate of $145.5 million of outstanding indebtedness, which consisted of $115.6 million of term loan borrowings outstanding under our senior credit facility, $13.5 million of borrowings outstanding under our revolving credit facility, $11.3 million of borrowings under our UK short-term credit facility and $5.1 million of capital lease obligations. We had no outstanding letters of credit as of June 28, 2008.

Our senior credit agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. On April 22, 2008, the Corporation and Wachovia Bank, National Association, as Administrative Agent, entered into a Third Amendment and Waiver to Amended and Restated Credit Agreement at which time the Corporation obtained changes to the Senior Credit Agreement. We were in compliance with these latest financial and restrictive covenants under the senior credit facility as of June 28, 2008.

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

Contractual Obligations and Commercial Commitments

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations (1)	$129.1	$9.1	$37.3	$82.7	$—
Capital lease obligations	8.5	1.3	2.6	1.6	3.0
Operating lease obligations	5.6	1.1	2.9	1.4	0.2
Purchase obligations (2)	3.9	1.6	2.3	—	—

Total	$147.1	$13.1	$45.1	$85.7	$3.2

   * Less than 1 year is defined as the remainder of fiscal 2008. Following periods are whole fiscal years.

(1) Represents principal maturities only and, therefore, excludes the effects of interest and interest rate swaps.

(2) Represents purchase agreements to buy minimum quantities of titanium and cobalt chrome through December 2009.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the senior credit facility. We had no letters of credit outstanding as of June 28, 2008.

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

We incurred approximately $0.2 million in capital expenditures for environmental, health and safety in the six month period ended June 28, 2008 compared to $0.2 million for the comparable 2007 period.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 29, 2007, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the three months ended June 28, 2008.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Our exposure to these risks, at the end of the second quarter covered by this report, has not changed materially since December 29, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), concluded that, as of the end of the fiscal quarter covered by this report, and in conjunction with remedial actions put in place during the fourth quarter of 2007 and the first six months of 2008 as a result of the Sheffield, UK investigation and more fully described in Item 9A in our Annual Report on Form 10-K for fiscal year ended December 29, 2007, our disclosure controls and procedures were not effective and designed to ensure that material information relating to the Corporation and its consolidated subsidiaries would be made known to them by others within those entities.

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

During the fiscal quarter covered by this report, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except that, during the fiscal quarter covered by this report, we were still in the process of integrating the Specialty Surgical Instrumentation Inc., UCA, LLC and New Bedford operations and were incorporating these operations as part of our internal controls. For purposes of this evaluation, the impact of these acquisitions on our internal controls over financial reporting were excluded. See Note 11 to the condensed consolidated financial statements included in Item 1 for a discussion of the Specialty Surgical Instrumentation Inc., UCA, LLC and New Bedford acquisitions.

In connection with the filing of our Annual Report on Form 10-K for the year ended December 29, 2007, we identified material weaknesses in internal control over financial reporting and identified a remediation plan. During the fourth quarter of 2007 and the first six months of 2008, several remedial measures were identified and implemented in response to the conclusion reached by our Chief Executive and Chief Financial Officer as a result of the Sheffield, UK investigation. Although we have made progress towards remediation, as of August 7, 2008, we were unable to conclude that the material weaknesses described above were remediated as of June 28, 2008.  See our Annual Report on Form 10-K for fiscal year ended December 29, 2007.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

SEC Informal  Inquiry

On October 4, 2007, we announced that, due to the apparent overstatement of revenues by our Sheffield, UK operating unit, it may be necessary for us to restate our financial statements for the periods subsequent to June 2003. On November 12, 2007, we announced that the irregularities in the financial reporting by our Sheffield, UK operating unit also included the overstatement of inventory and other matters. These matters were reported to our Audit Committee, which engaged special legal counsel, who in turn retained independent forensic accountants, to investigate and report to the Audit Committee. Based on information obtained in that investigation and information reported to the Audit Committee by management, the Audit Committee accepted management’s recommendation that we restate our financial statements. Such restatements were filed on April 24, 2008.

Upon discovering the irregularities, the Audit Committee self-reported the matter to the Staff of the Securities and Exchange Commission. The SEC Staff has initiated an informal inquiry with respect to this matter. We are cooperating fully with the SEC in its informal inquiry. We cannot predict when the SEC will conclude its review and the outcome or impact thereof.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, which could materially affect our business, financial condition or future results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held May 22, 2008.  Proxies were solicited for the Annual Meeting in accordance with the requirements of The Securities Exchange Act 1934.  At the Annual Meeting, the following occurred:

•                  With respect to Item 1 in our Proxy Statement (Election of Directors), Brian S. Moore and Francis T. Nusspickel were elected to serve as the Class III Directors.  The newly-elected Class III Directors will serve a three-year term, expiring at the annual shareholder meeting in 2011.  The Class I Directors, Frank Turner, John S. Krelle and Stephen B. Oresman are continuing Directors serving three-year terms that expire at the annual shareholder meeting in 2009.  The Class II Directors, James S. Burns and Craig B. Reynolds are continuing Directors serving three-year terms that expire at the annual shareholder meeting in 2010.  The voting result for the Class III Directors was as follows:

Class II Director	Shares Voted For	Shares Voted Against	Withheld

Brian S. Moore	33,220,991	0	476,866
	98.58%		1.42%

Francis T. Nusspickel	30,152,298	0	3,545,559
	89.48%		10.52

•                  With respect to Item 2 in our Proxy Statement (Ratification of the Appointment of Ernst & Young LLP as Auditors for the Year 2008), Ernst & Young LLP was approved as our independent auditors for the year 2008:

Shares Voted For	33,531,460
99.5%

Shares Voted Against	154,412
0.46%

Abstentions	11,985.
0.04%

Broker Non-Votes	0
0.00%

ITEM 5.  OTHER INFORMATION

(b)                                 There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our Schedule 14A filed April 25, 2008.

ITEM 6.  EXHIBITS

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

August 7, 2008