Form 10-Q
period 2008-10-04
Symmetry Medical Inc.
filed 2008-11-12
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the transition period from ______________________________________ to_______________________________________

Commission File Number: 001-32374

SYMMETRY MEDICAL INC.

(Exact name of registrant as specified in its charter)

Delaware	35-1996126
(State or other jurisdiction of incorporation or organization) 3724 North State Road 15, Warsaw, Indiana	(I.R.S. Employer Identification No.) 46582
(Address of principal executive offices) (574) 268-2252	(Zip Code)
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes ☐  No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of November 7, 2008 was 35,830,638.

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

PART I FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

Symmetry Medical Inc.
Condensed Consolidated Balance Sheets

	October 4, 2008	December 29, 2007
	(In Thousands, Except Per Share Data)
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$17,791	$12,089
Accounts receivable, net	58,825	42,992
Inventories	62,782	45,353
Refundable income taxes	5,105	6,516
Deferred income taxes	3,437	2,551
Derivative valuation asset	917	2
Other current assets	2,364	2,940
Total current assets	151,221	112,443
Property and equipment, net	120,397	100,424
Derivative valuation asset	261	-
Goodwill	153,696	141,985
Intangible assets, net of accumulated amortization	46,800	44,567
Other assets	2,003	1,011
Total Assets	$474,378	$400,430

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$32,250	$34,518
Accrued wages and benefits	12,133	10,922
Other accrued expenses	4,803	8,096
Income tax payable	6,038	2,394
Derivative valuation liability	-	74
Deferred income taxes	352	407
Revolving line of credit	7,477	6,511
Current portion of capital lease obligations	1,393	2,487
Current portion of long-term debt	15,713	10,900
Total current liabilities	80,159	76,309
Deferred income taxes	12,063	12,136
Derivative valuation liability	2,286	1,917
Capital lease obligations, less current portion	3,603	4,032
Long-term debt, less current portion	126,825	68,500
Total Liabilities	224,936	162,894

Commitments and contingencies (Note 9)
Shareholders' Equity:
Common Stock, $.0001 par value; 72,410 shares
authorized; shares issued October 4, 2008--35,831;
December 29, 2007--35,444)	4	4
Additional paid-in capital	274,994	272,623
Accumulated deficit	(32,824)	(45,526)
Accumulated other comprehensive income	7,268	10,435
Total Shareholders' Equity	249,442	237,536
Total Liabilities and Shareholders' Equity	$474,378	$400,430

 See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007
	(In Thousands, Except Per Share Data)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$112,095	$75,823	$323,744	$210,259
Cost of Revenue	86,445	64,511	246,733	172,518
Gross Profit	25,650	11,312	77,011	37,741
Selling, general, and administrative
expenses	15,165	9,032	44,474	24,713
Operating Income	10,485	2,280	32,537	13,028
Other (income) expense:
Interest expense	2,683	1,808	8,300	5,001
Derivatives valuation (gain)/loss	(972)	1,372	(1,041)	1,356
Other	3,079	(627)	2,581	(1,290)
Income (loss) before income taxes	5,695	(273)	22,697	7,961
Income tax expense	3,162	814	9,995	2,738
Net income (loss)	$2,533	$(1,087)	$12,702	$5,223

Net income (loss) per share:
Basic	$0.07	$(0.03)	$0.36	$0.15
Diluted	$0.07	$(0.03)	$0.36	$0.15

Weighted average common shares
and equivalent shares outstanding:
Basic	35,174	35,130	35,161	35,074
Diluted	35,402	35,130	35,354	35,255

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	October 4,	September 29,
	2008	2007
	(In Thousands)
	(unaudited)	(unaudited)
Operating activities
Net Income	$12,702	$5,223
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	14,151	13,139
Amortization	2,207	1,595
Foreign currency transaction (gain) loss	4,483	(756)
Net (gain) loss on sale of assets	(460)	(382)
Deferred income tax provision	(1,074)	(2,333)
Excess tax benefit from stock-based compensation	(273)	(844)
Stock-based compensation	1,743	255
Derivative valuation change	(895)	(128)
Change in operating assets and liabilities:
Accounts receivable, net	(18,035)	(3,670)
Other assets	(480)	1,414
Inventories	(11,906)	12
Current income taxes	4,448	(358)
Accounts payable	690	9,119
Accrued expenses and other	(2,355)	3,332
Net cash provided by operating activities	4,946	25,618

Investing activities
Purchases of property and equipment	(16,813)	(7,204)
Proceeds from the sale of property & equipment	1,215	1,731
Acquisition, net of cash received	(46,546)	(32,522)
Net cash used in investing activities	(62,144)	(37,995)

Financing activities
Proceeds from bank revolver	89,049	56,341
Payments on bank revolver	(73,226)	(44,746)
Issuance of long-term debt	60,000	-
Payments on long-term debt and capital lease obligations	(12,923)	(5,725)
Proceeds from the issuance of common stock	355	669
Excess tax benefit from stock-based compensation	273	844
Net cash provided by financing activities	63,528	7,383
Effect of exchange rate changes on cash	(628)	311
Net increase (decrease) in cash and cash equivalents	5,702	(4,683)
Cash and cash equivalents at beginning of period	12,089	11,721
Cash and cash equivalents at end of period	$17,791	$7,038

Supplemental disclosures:
Cash paid for interest	$8,730	$4,147
Cash paid for income taxes	$6,354	$3,739
Assets acquired under capital leases	$639	$195

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In Thousands, Except Per Share Data)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Symmetry Medical Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), Symmetry Medical USA Inc., Jet Engineering, Inc., Ultrexx, Inc., Riley Medical, Inc., Symmetry Medical Switzerland SA (formerly known as Riley Medical Europe, SA), Symmetry Medical Everest LLC, Everest Metal International Limited, Symmetry Medical Cheltenham Limited, Symmetry Medical PolyVac, SAS, Thornton Precision Components Limited, Symmetry Medical Malaysia SDN, Clamonta Limited, Specialty Surgical Instrumentation, Inc., UCA, LLC, TNCO, Inc. and Symmetry Medical New Bedford, LLC.  The Corporation is a global supplier of integrated products consisting primarily of surgical implants, instruments and cases to orthopedic and other medical device companies.

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

The Corporation’s year end is the 52 or 53 week period ending the Saturday closest to December 31. Fiscal year 2008 is a 53 week year. The Corporation’s first two interim quarters for 2008 are 13 weeks long ending the Saturday closest to March 31, and June 30 and the third quarter is 14 weeks long, ending Saturday October 4, 2008. Fiscal Year 2007 was a 52 week year. The Corporation’s interim quarters for 2007 were 13 weeks long ending the Saturday closest to March 31, June 30, or September 30. References in these condensed consolidated financial statements to the three months ended refer to these financial periods, respectively.

On January 25, 2008, the Corporation acquired substantially all the assets and real estate of DePuy Orthopaedics, Inc.’s (“DePuy”) New Bedford, Massachusetts instrument manufacturing facility (“New Bedford”), for $45,165 in cash, subject to certain post closing adjustments. This facility manufactures orthopedic instruments as well as general surgical instruments and small implants.

On August 31, 2007, the Corporation acquired all of the stock of Specialty Surgical Instrumentation, Inc. (“SSI”) and UCA, LLC (“UCA”), privately owned companies based in Nashville, Tennessee, for $15,092, in cash, subject to certain post closing adjustments. SSI distributes surgical instruments directly to hospitals while UCA distributes sterilization containers directly to hospitals.

On April 3, 2007, the Corporation acquired all of the stock of TNCO, Inc. (“TNCO”) a privately owned company based in Whitman, Massachusetts for $7,583 in cash. TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus and other minimally invasive procedures.

On January 9, 2007, the Corporation acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively “Clamonta Ltd”), for $10,407 in cash.  Clamonta Ltd manufactures aerospace products for the global aerospace industry.

2. Inventories

Inventories consist of the following:
	October 4,	December 29,
	2008	2007
Raw material and supplies	$11,851	$9,244
Work-in-process	36,281	21,412
Finished goods	14,650	14,697
	$62,782	$45,353

3. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:
	October 4,	December 29,
	2008	2007
Land	$7,388	$6,759
Buildings and improvements (20 to 40 years)	42,501	44,274
Machinery and equipment (5 to 15 years)	123,481	98,974
Office equipment (3 to 5 years)	10,737	8,909
Construction-in-progress	9,344	2,786
	193,451	161,702
Less accumulated depreciation	(73,054)	(61,278)
	$120,397	$100,424

4. Intangible Assets

Intangible assets were acquired in connection with our business acquisitions. As of October 4, 2008, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Acquired technology and patents	10 years	$2,383	$(693)	$1,690
Acquired customers	18 years	42,853	(6,028)	36,825
Non-compete agreements	5 years	580	(221)	359
Intangible assets subject to amortization		45,816	(6,942)	38,874
Proprietary processes	Indefinite			3,720
Trademarks	Indefinite			4,206
Indefinite-lived intangible assets, other than goodwill				7,926
Total				$46,800

As of December 29, 2007, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Acquired technology and patents	10 years	$2,442	$(507)	$1,934
Acquired customers	18 years	38,070	(4,168)	33,902
Non-compete agreements	5 years	593	(131)	462
Intangible assets subject to amortization		41,105	(4,806)	36,298
Proprietary processes	Indefinite			3,913
Trademarks	Indefinite			4,356
Indefinite-lived intangible assets, other than goodwill				8,269
Total				$44,567

5. Debt Arrangements

Long-term debt consists of the following:

	October 4,	December 29,
	2008	2007
Bank term loan payable in quarterly installments, plus interest at a
variable rate (6.25% at October 4, 2008), through December 2009	$12,688	$21,000
Bank term loan payable in quarterly installments, plus interest at a
variable rate (6.25% at October 4, 2008), through June 2011	39,100	39,400
Bank term loan payable in quarterly installments, plus interest at a
variable rate (6.25% at October 4, 2008), through June 2011	57,750	-
Revolving line of credit, due June 2011	33,000	19,000
	142,538	79,400
Less current portion	(15,713)	(10,900)
	$126,825	$68,500

As of October 4, 2008, the Corporation’s revolving credit facility had a total capacity of up to $40,000 and the Corporation pays a 0.375% annual commitment fee for the average unused portion of the revolving line of credit facility. There were $33,000 of borrowings under this line of credit at October 4, 2008.

 The bank term loans and revolving line of credit (“Senior Credit Agreement”) contain various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. The Senior Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, paying dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments, and transactions with affiliates. The senior credit facility is secured by substantially all of the Corporation’s assets. The Corporation’s Senior Credit Agreement also contains customary events of default.

 On December 14, 2007, the Corporation, certain of the Corporation's subsidiaries, and Wachovia Bank, National Association, as Administrative Agent, entered into a Waiver, Amendment and Term A-2 Loan Incremental Term Loan Amendment to Amended and Restated Credit Agreement ("Waiver"). Pursuant to the terms of the Waiver, the Administrative Agent permanently waived specified events of default existing under the Senior Credit Agreement. In addition, the Administrative Agent, on behalf of itself and certain other lenders, (i) consented to the New Bedford acquisition, (ii) committed to extend additional senior secured credit in the aggregate amount of $60,000 (the "Incremental Term Loan"), and (iii) modified the terms of the Senior Credit Agreement accordingly. Proceeds of the Incremental Term Loan were used to fund the New Bedford acquisition; to pay, in part, the Corporation's existing revolving credit facility; and to pay fees and expenses in connection with the Waiver.

 On January 25, 2008, the New Bedford acquisition was completed and the Incremental Term Loan was funded. The Incremental Term Loan will mature June 13, 2011. Quarterly installments of principal are to be paid so as to reduce the principal balance by approximately five percent (5%) in 2008, ten percent (10%) in 2009, fifteen percent (15%) in 2010 and seventy percent (70%) in 2011. The Corporation retained the right to have borrowed funds bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin or at a "Base Rate" plus an applicable margin. The applicable margins increased by 0.50% and the Corporation was limited in its ability to borrow under the revolving credit facility under the Waiver until the Corporation became current in filing its reports under Section 13 and 15(d) of the Securities Exchange Act. Other terms of the Senior Credit Agreement remained substantially unchanged by the Waiver.

        On March 27, 2008, the Corporation, certain of its subsidiaries and Wachovia Bank, National Association, as Administrative Agent, entered into a Second Amendment and Waiver to the Amended and Restated Credit Agreement ("Second Amendment") for purposes of waiving events of default under the Senior Credit Agreement relating to the Sheffield accounting irregularities and the Corporation's required financial statement filing deadlines. The Second Amendment waived an event of default and amended the terms of the Senior Credit Agreement to accommodate the financial impact of the Sheffield irregularities and extended the deadline for the Corporation to file its financial statements as required under Sections 13 and 15(d) of the Exchange Act to April 14, 2008.

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

        On April 22, 2008, the Corporation, certain of its subsidiaries and Wachovia Bank, National Association, as Administrative Agent, entered into a Third Amendment and Waiver to Amended and Restated Credit Agreement (“Third Amendment”) for the purposes of waiving the described defaults. Accordingly, the Corporation obtained from the lenders (i) a waiver of its Events of Default, (ii) an extension of the deadline by which the Corporation was required to file its 2007 Form 10-K, and (iii) an extension of the deadline by which the Corporation is required to file its 2008 first quarter filing on Form 10-Q. In addition, the Corporation obtained changes to the Credit Agreement which included temporary adjustments to its financial statement covenants.

On June 24, 2008, the Corporation filed its 2008 first quarter filing on Form 10-Q and met all of the requirements under the Third Amendment. As such, the interest margin decreased 0.50% and the restrictions on borrowings were lifted.

Maturities of long-term debt for the five years succeeding October 4, 2008 are as follows:

2008--remaining fiscal year	$3,038
2009	16,900
2010	20,400
2011	102,200
2012	-
$142,538

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

The Corporation is a multi-national Corporation with operations in the United States, United Kingdom, France, Ireland and Malaysia. As a result, the Corporation's financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. Revenues are attributed to geographic locations based on the location to which we ship our products.

Revenue from External Customers:

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007
United States	$81,208	$46,422	$226,388	$125,652
United Kingdom	14,330	14,921	45,633	39,150
Ireland	7,597	7,962	24,569	21,155
Other foreign countries	8,960	6,518	27,154	24,302
Total net revenues	$112,095	$75,823	$323,744	$210,259

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. The Corporation’s revenue includes revenue from customers of the Corporation which individually account for 10% or more of revenue as follows:

Three months ended October 4, 2008— Two customers represented approximately 31.7% and 12.6% of revenue, respectively.

Nine months ended October 4, 2008— Two customers represented approximately 32.1% and 11.3% of revenue, respectively.

Three months ended September 29, 2007— Two customers represented approximately19.3% and 12.0% of revenue, respectively.

Nine months ended September 29, 2007— Two customers represented approximately 18.7% and 11.9% of revenue, respectively.

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenue of the specialty services business is included in the “other” category.

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007
Implants	$31,558	$23,848	$92,992	$73,641
Instruments	48,687	19,919	133,075	50,612
Cases	22,971	21,595	67,916	57,971
Other	8,879	10,461	29,761	28,035
Total net revenues	$112,095	$75,823	$323,744	$210,259

8. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007
Net income	$2,533	$(1,087)	$12,702	$5,223
Weighted-average common shares
outstanding basic	35,174	35,130	35,161	35,074
Effect of stock options, restricted stock
and stock warrants	228	-	193	181
Weighted-average common shares
outstanding and assumed conversions	35,402	35,130	35,354	35,255
Net income (loss) per share:
Basic	$0.07	$(0.03)	$0.36	$0.15
Diluted	$0.07	$(0.03)	$0.36	$0.15

During the nine month period ended October 4, 2008 the Corporation issued 39 shares of common stock through the exercise of stock options.

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

Following the discovery of certain accounting irregularities at our Sheffield, UK operating unit (as further described in this Form 10-Q at Part II, Item 1), the Audit Committee self-reported the matter to the staff of the Securities and Exchange Commission (SEC). Thereafter, the SEC commenced an informal inquiry into this matter. The Corporation intends to fully cooperate with the SEC in its investigation. At this time, the Corporation is unable to predict the timing of the ultimate resolution of this investigation or the impact thereof.

10. Comprehensive Income

Comprehensive income is comprised of net income and gains and losses resulting from currency translations of foreign entities. Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007
Net Income (loss)	$2,533	$(1,087)	$12,702	$5,223
Foreign currency translation adjustments	(5,644)	1,768	(3,164)	2,705
Comprehensive income	$(3,111)	$681	$9,538	$7,928

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

As of October 4, 2008, the aggregate purchase price was allocated to the opening balance sheet as follows:

Current assets	$3,445
Property, plant & equipment	3,695
Acquired customers (amortized over 15 years)	3,070
Non-compete agreements (amortized over 5 years)	120
Trademarks (indefinite-lived)	1,330
Goodwill	3,025
Current liabilities	(1,765)
Deferred taxes	(1,963)
Capital leases	(550)
Purchase price, net	$10,407

On April 3, 2007, the Corporation acquired all of the stock of TNCO, Inc. (“TNCO”), a privately owned Corporation based in Whitman, Massachusetts for $7,583 in cash.  TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus, and other minimally invasive procedures.

As of October 4, 2008, the aggregate purchase price was allocated to the opening balance sheet as follows:

Current assets	$2,570
Property, plant & equipment	1,740
Acquired technology (amortized over average weighted 8 years)	510
Acquired customers (amortized over 15 years)	1,170
Non-compete agreements (amortized over 5 years)	80
Trademarks (indefinite-lived)	190
Goodwill	1,792
Current liabilities	(469)
Purchase price, net	$7,583

On August 31, 2007, the Corporation acquired all of the stock of Specialty Surgical Instrumentation, Inc. (“SSI”) and UCA, LLC (“UCA”), privately owned companies based in Nashville, Tennessee. SSI distributes surgical instruments directly to hospitals while UCA distributes sterilization containers directly to hospitals. SSI and UCA were acquired for approximately $15,092 in cash. The aggregate purchase price is preliminary, subject to adjustment and is expected to be finalized in 2008.

As of October 4, 2008, the aggregate purchase price was allocated to the opening balance sheet as follows:

Current assets	$5,564
Property, plant & equipment	1,687
Acquired technology (amortized over average weighted 13 years)	350
Acquired customers (amortized over 15 years)	6,630
Non-compete agreements (amortized over 5 years)	100
Trademarks (indefinite-lived)	1,500
Goodwill	6,528
Current liabilities	(4,587)
Deferred income taxes	(2,680)
Purchase price, net	$15,092

On January 25, 2008, the Corporation acquired substantially all the assets and real property of DePuy Orthopaedics, Inc.’s (“DePuy”) New Bedford, Massachusetts instrument manufacturing facility (“New Bedford”). This facility manufactures orthopedic instruments as well as general surgical instruments and small implants. The aggregate purchase price is preliminary, subject to adjustment and is expected to be finalized in 2008.

As of October 4, 2008, the aggregate purchase price of $45,165 was allocated to the opening balance sheet as follows:

Current assets	$7,994
PP&E	22,101
Acquired customers (amortized over 15 years)	5,130
Goodwill	9,940
Purchase price, net	$45,165

Unaudited Proforma Results  The following table represents the proforma results of the Corporation’s operations had the acquisitions of Clamonta Ltd, TNCO, SSI, UCA and New Bedford been completed as of the beginning of the periods presented:

	Three Months Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29,
	2008	2007	2008	2007
Revenue	$112,095	$87,675	$326,421	$250,734
Net income	2,533	(2,011)	12,768	3,157
Earnings per share—basic	$0.07	$(0.06)	$0.36	$0.09
Earnings per share—diluted	$0.07	$(0.06)	$0.36	$0.09

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

As of October 4, 2008 the Corporation held certain assets that are required to be measured at fair value on a recurring basis. These included the Corporation’s derivative instruments in the form of interest rate swaps and foreign currency forward contracts.

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

The Corporation’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at October 4, 2008 were as follows:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency forwards	$-	$1,178	$-	$1,178
Interest rate swaps	-	(2,286)	-	(2,286)
	$-	$(1,108)	$-	$(1,108)

13. Taxes

The provision for income taxes differs from that computed at the Federal statutory rate of 35% in 2008 and 34% in 2007 as follows:

	Quarter Ended		Nine Months Ended
	October 4,	September 29,	October 4,	September 29
	2008	2007	2008	2007
Tax at Federal statutory rate	$1,993	$(92)	$7,944	$2,707
State income taxes	403	101	1,018	398
State tax credits	(42)	(366)	(103)	(551)
Foreign income taxes	265	715	(41)	920
Qualified production activities deduction	(167)	(70)	(426)	(360)
Research and development credits	(362)	(292)	(414)	(1,336)
Valuation allowance	1,064	724	1,146	724
Reserve for uncertain tax positions	16	46	690	46
Other	(8)	48	181	190
	$3,162	$814	$9,995	$2,738

At October 4, 2008, due to uncertainty of the realization of the full benefit of the foreign net operating loss carry forwards, the Corporation has established a valuation allowance of $2,776.

        On January 1, 2007, the Corporation adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN48), Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109. The standard had no impact on the financial position or results of operations of the Company at the date of adoption.

        The Corporation’s policy with respect to interest and penalties associated with reserves for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of October 4, 2008, the total amount of unrecognized income tax benefits computed under FIN 48 was approximately $2,102, all of which, if recognized, would impact the effective income tax rate of the Corporation. As of October 4, 2008, the Corporation had recorded a total of $187 of accrued interest and penalties related to uncertain tax positions. The Corporation foresees possible changes in its reserves for uncertain income tax positions as reasonably possible during the next 12 months that could result in an increase or decrease in the reserves of $1,400. As of October 4, 2008, the Corporation is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2003-2007. The Corporation is also subject to unexpired statutes of limitation for various states including most significantly Indiana, Michigan, and New Hampshire generally for the years 2003-2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 29, 2007	$1,610
Additions based on tax positions--current year	-
Additions for tax positions--prior years	492
Balance at October 4, 2008	$2,102

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

We offer our customers Total Solutions® for complete implant systems—implants, instruments and cases. While our revenue to date has been derived primarily from the sale of implants, instruments and cases separately, or instruments and cases together, our ability to provide Total Solutions® for complete implant systems has already proven to be attractive to our customers, and we expect this capability will provide us with growth opportunities. In addition, we expect that our Total Solutions® capability will increase the relative percentage of value added products that we supply to our customers.

Our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, provides additional information about our business, operations and financial condition, which should be read in conjunction with this quarterly report on Form 10-Q.

During the third quarter 2008, our revenue increased 47.8% compared to the third quarter 2007 as revenue from our top five orthopedic customers increased 78.0% and represented 65.1% of total revenues. This growth was driven by a ramp up in our core business and continued momentum from the integration of our acquisitions. Quarterly revenue from all other customers increased 12.4% compared to the same period last year.  Our long-term strategy is to diversify our customer base and expand into other medical device markets outside of our core hip and knee business; however, at this time we believe we are seeing a continued recovery of demand in the core hip and knee business which drove our overall growth, excluding the impact of acquisitions, by 23.2% in the third quarter of 2008.

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

In April 2007, we acquired TNCO, Inc. (“TNCO”) located in Whitman, Massachusetts for approximately $7.6 million in cash. TNCO was a privately held Corporation with a 40-year history of designing and supplying precision instruments for arthroscopic, laparoscopic, sinus and other minimally invasive procedures. TNCO's strong intellectual product portfolio and customer relationships extend our product offering into these other medical fields. TNCO is well known in the industry for designing and producing quality engineered products for minimally invasive procedures. Its operating philosophy closely mirrors our own with its highly skilled engineering team that partners with its clients during the product development cycle and moves efficiently from concept and prototype to production. TNCO sales are expected to benefit significantly as a result of marketing its products through our global sales and distribution network. TNCO’s pre-acquisition management team continues to lead this business unit. This acquisition is consistent with our strategy to enhance our product offering into medical markets beyond our existing products and allows us to offer our Total Solutions(R) model to an expanded customer base.

In August 2007, we acquired Specialty Surgical Instrumentation, Inc. (“SSI”) and UCA, LLC (“UCA”) located in Nashville, Tennessee for approximately $15.1 million in cash and at the same time entered into a two year earn-out agreement with the two principals of SSI and UCA who will receive additional consideration if SSI and UCA meet certain earnings levels in 2008 and 2009. SSI was a privately held Corporation with a 30-year history of offering targeted sales, marketing and distribution programs to serve the key surgical specialties of neurological, spine, cardiovascular, ENT, laparoscopy, ophthalmology and orthopedics. SSI’s portfolio includes its own line of Ultra Instruments and include the UCA - Ultra Container sterilization system, a hospital proven, closed container system that is designed to store and transport sterilized instruments. The Ultra Instruments, UCA containers and multiple other product lines are offered through SSI’s distribution channels and sell directly into hospitals with their 25 strong sales staff. The SSI and UCA pre-acquisition management team continues to lead this business unit. This acquisition is consistent with our strategy to enhance Symmetry Medical’s product offering into medical markets beyond our existing products and provides direct access to hospitals and doctors to accelerate our own product designs.

In January 2008, we acquired DePuy Orthopaedics, Inc.’s (“DePuy”) New Bedford, Massachusetts instrument manufacturing facility (“New Bedford”). We purchased substantially all of the assets and real estate of New Bedford for approximately $45.2 million in cash. New Bedford produces orthopedic instruments, general medical instruments and some small spine related implants. Historically, 100% of the products produced at the facility were for DePuy. In the third quarter, we began to utilize this facility to serve our other medical customers, as we have a strategy to diversify and expand both product and customer portfolio at this facility. In connection with the acquisition, we entered into a supply agreement which requires DePuy to make minimum purchases from New Bedford for a four year period. The agreement stipulates that these purchases are incremental to other products we presently or previously produced on DePuy’s behalf. The commitment from DePuy totals $106.0 million over the four year period, with specific amounts in each year. Certain key members of New Bedford’s pre-acquisition management team continue to lead this business unit. We believe this acquisition strengthens our position as a leading provider to the orthopedic industry and provides additional manufacturing capacity to better serve our broad customer base, builds on our relationship with DePuy, expands our east coast presence and allows us to move forward with an existing skilled workforce to service our growing market.

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

Third Quarter Results of Operations

Revenue.   Revenue for the three month period ended October 4, 2008 increased $36.3 million, or 47.8%, to $112.1 million from $75.8 million for the comparable 2007 period.  Revenue for each of our principal product categories in these periods was as follows:
Product Category	Three Months Ended
	October 4,	September 29
	2008	2007
	(in millions)
Implants	$31.5	$23.8
Instruments	48.7	19.9
Cases	23.0	21.6
Other	8.9	10.5
Total	$112.1	$75.8

The $36.3 million increase in revenue resulted from organic growth of 23.2% and the impact of recent acquisitions. Instrument revenue increased $28.8 million. This increase was driven by an increase in organic customer demand of $12.2 million due to the completion of several projects for our largest customers as organic revenue to our top five customers increased 43.9% on an overall basis. In addition, 2008 instrument revenue was increased by our recent acquisitions as the New Bedford acquisition added $11.9 million and the SSI and UCA acquisition added $4.7 of revenue. Implant revenue increased $7.7 million driven by organic growth and includes $2.0 million from the New Bedford acquisition. Case revenue increased $1.4 million due to organic growth. Other product revenue decreased $1.6 million primarily driven by unfavorable foreign exchange impacts and lower customer demand.

Gross Profit.  Gross profit for the three month period ended October 4, 2008 increased $14.3 million, or 126.8%, to $25.7 million from $11.3 million for the comparable 2007 period.  The increase in gross profit was driven by the 47.8% increase in revenue coupled with higher gross profit as a percentage of revenue which increased to 22.9% for the three month period ended October 4, 2008 compared to 14.9% for the comparable 2007 period.  The increase in gross margin as a percentage of revenue was primarily driven by an increased number of large volume projects from our top customers, which resulted in decreased overhead costs as a percentage of revenue as well as more favorable product mix.  We view our global infrastructure as a competitive strength, and made a deliberate decision to keep our infrastructure in place, enabling us to respond quickly to our customers’ needs and produce high volume orders on short notice. Additionally, gross profit as a percentage of sales was positively impacted by a reduction in the loss at our Sheffield, UK operation from $7.3 million in 2007 to $1.3 million in the 2008 period which was driven by operational improvements, pricing and product mix. This positive impact was partially offset by increased costs in the quarter related to a reduction in headcount at the Sheffield operation and the closure of our Switzerland facility.

Selling, General and Administrative Expenses.  For the three month period ended October 4, 2008, selling, general and administrative expenses (“SG&A”) were $15.2 million compared with the three month period ended September 29, 2007 of $9.0 million. The increase was primarily driven by the addition of $2.3 million of expenses related to our recent acquisitions; a $0.7 million increase in non-cash stock based compensation and $0.9 million in remaining professional fees and expenses incurred from the review of accounting irregularities at our Sheffield, UK operating unit. SG&A expenses were also higher due to ongoing initiatives to improve management oversight and operational performance at our Sheffield operating unit. Going forward, we expect a reduction in costs related to the Sheffield investigation.

Other Expense.   Interest expense for the three month period ended October 4, 2008 increased $0.9 million, or 48.4%, to $2.7 million from $1.8 million for the comparable 2007 period. This increase reflects the cost of the additional $60.0 million senior term debt related to the acquisition of New Bedford, SSI and UCA.

The derivatives valuation (gains) losses consist of interest rate swap valuations used to mitigate the effect of changing interest rates on net income and foreign currency forward contracts used to mitigate the effect of changes in the foreign exchange rates on net income. For our interest rate hedge, we recorded a $0.4 million loss for the third quarter 2008 versus a $1.0 million loss for the comparable 2007 period. These amounts are due to market fluctuations in these contracts, which are not designated as hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. For our foreign currency forward contracts, we recorded a $1.3 million gain in the third quarter of 2008 versus a $0.4 million loss during the comparable 2007 period. These amounts were a result of fluctuation in the British Pound versus the US Dollar.

Other expense of $3.1 million increased $3.7 million over the same period in 2007 due primarily to unfavorable impacts of fluctuations in the US Dollar against the British Pound on the net liabilities denominated in US Dollars held by our foreign subsidiaries. The US Dollar strengthened against the British Pound to 1.77 at the end of the third quarter 2008 from 1.99 at the end of the second quarter 2008.

Provision for Income Taxes. Our effective tax rate was 55.5% for the three month period ended October 4, 2008.  The effective tax rate was significantly impacted by the increase in valuation allowance on the net operating loss carry-forward at our Sheffield, UK subsidiary of $1.1 million. The increase in the effective rate was also due to an increase in tax bracket from 34% to 35% in the United States and a higher mix of income in jurisdictions with higher statutory rates.  Provision for income taxes increased by $2.3 million, or 288.5%, to $3.2 million for the three month period ended October 4, 2008 from $0.8 million for the comparable 2007 period due to higher levels of pre-tax income and the changes in the effective tax rate explained above.

Nine Months Results of Operations

Revenue.   Revenue for the nine month period ended October 4, 2008 increased $113.5 million, or 54.0%, to $323.7 million from $210.3 million for the comparable 2007 period.  Revenue for each of our principal product categories in these periods was as follows:
Product Category	Nine Months Ended
	October 4,	September 29
	2008	2007
	(in millions)
Implants	$93.0	$73.7
Instruments	133.1	50.6
Cases	67.9	58.0
Other	29.8	28.0
Total	$323.7	$210.3

The $113.5 million increase in revenue resulted from higher revenue across all product categories and was primarily driven by organic growth of 29.1% and the impact of recent acquisitions. Instrument revenue increased $82.5 million. This increase was driven by an increase in organic customer demand of $35.9 million due to the completion of several projects for our largest customers as organic revenue to our top five orthopedic customers increased 46.0% on an overall basis. In addition, 2008 instrument revenue was increased by our recent acquisitions. The New Bedford acquisition added $28.3 million, the SSI and UCA acquisition added $16.5 million and the TNCO acquisition added $1.8 million of revenue. Implant revenue increased $19.3 million and Case revenue increased $9.9 million. Both product categories were driven by organic growth as our top customers returned to a more normalized pattern of ordering compared to 2007 when they were using excess inventory. Additionally, New Bedford added $5.6 million of implant sales as compared to 2007. Other product revenue increased $1.8 million driven by organic growth during the first half of 2008.

Gross Profit.  Gross profit for the nine month period ended October 4, 2008 increased $39.3 million, or 104.1%, to $77.0 million from $37.7 million for the comparable 2007 period.  The increase in gross profit was driven by the 54.0% increase in revenue coupled with higher gross profit as a percentage of revenue which increased to 23.8% for the nine month period ended October 4, 2008 compared to 17.9% for the comparable 2007 period.  The increase in gross margin as a percentage of revenue was primarily driven by an increased number of large volume projects from our top customers, which resulted in decreased overhead costs as a percentage of revenue as well as more favorable product mix.  We view our global infrastructure as a competitive strength, and made a deliberate decision to keep our infrastructure in place, enabling us to respond quickly to our customers’ needs and produce high volume orders on short notice. Additionally, gross profit as a percentage of sales was positively impacted by a reduction in the loss at our Sheffield, UK operation from $6.5 million in 2007 to $3.8 million in 2008 which was driven by operational improvements, pricing, product mix and the flood which occurred in 2007. This positive impact was partially offset by increased costs in the 2008 period related to a reduction in headcount at the Sheffield operation and the closure of our Switzerland facility.

Selling, General and Administrative Expenses.  SG&A expenses for the nine month period ended October 4, 2008 were $44.5 million compared with the nine month period ended September 29, 2007 period of $24.7 million. The increase was primarily driven by the inclusion of $7.5 million of ongoing expense from our recent acquisitions; a $0.7 million increase in non-cash restricted stock expense, $4.5 million in professional fees and expenses incurred from the review of accounting irregularities at our Sheffield, UK operating unit as well as an increase in selling expenses including an increase in sales force and higher commissions. Selling, general and administrative expenses were also higher due to ongoing initiatives to improve management oversight and operational performance at our Sheffield operating unit. Going forward, we expect a reduction in costs related to the Sheffield operating unit.

Other Expense.   Interest expense for the nine month period ended October 4, 2008 increased $3.3 million, or 66.0%, to $8.3 million from $5.0 million for the comparable 2007 period. This increase reflects the cost of the additional $60.0 million senior term debt related to the acquisition of New Bedford, SSI and UCA.

The derivatives valuation (gains) losses consist of interest rate swap valuations used to mitigate the effect of changing interest rates on net income and foreign currency forward contracts used to mitigate the effect of changes in the foreign exchange rates on net income. For our interest rate hedge, we recorded a loss of $0.4 million for the nine month period ended October 4, 2008 versus a $0.5 million loss for the comparable 2007 period. These amounts are due to market fluctuations in these contracts, which are not designated as hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. For our foreign currency forward contracts, we recorded a gain of $1.4 million for the nine months of 2008 compared to a loss of $0.9 million during the 2007 period. These amounts were a result of fluctuation in the British Pound versus the US Dollar.

Other expense increased to $2.6 million in 2008 as compared to other income of $1.3 million in the 2007 period due to impacts of fluctuations in the US Dollar against the British Pound on the net liabilities denominated in US Dollars held by our foreign subsidiaries.

Provision for Income Taxes.   Our effective tax rate was 44.0% for the nine month period ended October 4, 2008 as compared to 34.4% for the comparable 2007 period.  The increase in the effective rate was due to an increase in tax bracket from 34% to 35% in the United States, a higher mix of income in jurisdictions with higher statutory rates, increase in valuation allowance on the operating loss carry-forward at our Sheffield, UK subsidiary of $1.1 million, and an increase in reserves for uncertain tax positions from prior years.  Provision for income taxes increased by $7.3 million, or 265.0%, to $10.0 million for the nine month period ended October 4, 2008 from $2.7 million for the comparable 2007 period. This increase was primarily due to higher pre-tax income, the increase in the effective tax rate, a $1.1 million increase in valuation allowance, and a $0.7 million increase in tax reserves related to uncertain tax positions.

Liquidity and Capital Resources

Our principal sources of liquidity in the nine month period ended October 4, 2008 were borrowings under our senior revolving credit and term loan facility.  Principal uses of cash in the nine month period ended October 4, 2008 included the acquisition of New Bedford, increased working capital related to our recent acquisitions, capital expenditures and debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions.

Operating Activities   Operating activities generated cash of $4.9 million in the nine month period ended October 4, 2008 compared to $25.6 million for the nine month period ended September 29, 2007 a decrease of $20.7 million.  The decrease in cash from operations is primarily a result of cash provided for working capital increasing by $37.5 million as increases in accounts receivable and inventory significantly exceeded the increase in current liabilities. Accounts receivable and inventory increased as a result of our post-acquisition production activity at New Bedford and a significant increase in organic revenue growth, partially offset by net income adjusted for noncash items increasing by $16.8 million.

Investing Activities Capital expenditures of $16.8 million were $9.6 million higher in the nine month period ended October 4, 2008 compared to the nine month period ended September 29, 2007.  The acquisition of New Bedford used $45.2 million of cash in the nine month period ended October 4, 2008, while the acquisition of Clamonta Ltd, TNCO, SSI and UCA used $32.5 million of cash in the comparable 2007 period.

Financing Activities   Financing activities generated $63.5 million of cash due primarily to the incremental $60.0 million of borrowings under our senior credit loan facility to fund the New Bedford acquisition partially offset by payments on long-term debt and capital leases.

Capital Expenditures

Capital expenditures totaled $16.8 million for the nine months ended October 4, 2008, compared to $7.2 million for the nine month period ended September 29, 2007. Expenditures were primarily used to replace existing equipment. Expenditures also were used for some selective capacity expansion in our facilities in the United States and Malaysia and to create a high precision cell to serve the spine market.

Debt and Credit Facilities

As of October 4, 2008, we had an aggregate of $155.0 million of outstanding indebtedness, which consisted of $109.5 million of term loan borrowings outstanding under our senior credit facility, $33.0 million of borrowings outstanding under our revolving credit facility, $7.5 million of borrowings under our UK short-term credit facility and $5.0 million of capital lease obligations. We had one outstanding letter of credit as of October 4, 2008 for $1.0 million.

Our Senior Credit Agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. We were in compliance with these latest financial and restrictive covenants under the senior credit facility as of October 4, 2008.

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

Contractual Obligations and Commercial Commitments

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations (1)	$142.5	$3.0	$37.3	$102.2	$-
Capital lease obligations	8.4	0.7	2.7	1.9	3.1
Operating lease obligations	4.7	0.5	2.7	1.3	0.2
Purchase obligations (2)	2.7	0.4	2.3	-	-
Total	$158.3	$4.6	$45.0	$105.4	$3.3

* Less than 1 year is defined as the remainder of fiscal 2008. Following periods are whole fiscal years.

(1) Represents principal maturities only and, therefore, excludes the effects of interest and interest rate swaps.

(2) Represents purchase agreements to buy minimum quantities of titanium and cobalt chrome through December 2009.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the senior credit facility. We had one letter of credit outstanding as of October 4, 2008 in the amount of $1.0 million.

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

We incurred approximately $0.2 million in capital expenditures for environmental, health and safety in the nine month period ended October 4, 2008 compared to $0.2 million for the comparable 2007 period.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 29, 2007, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the three months ended October 4, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. Our exposure to these risks, at the end of the third quarter covered by this report, has not changed materially since December 29, 2007.

 ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), concluded that, as of the end of the fiscal quarter covered by this report, and in conjunction with remedial actions put in place during the fourth quarter of 2007 and the first nine months of 2008 as a result of the Sheffield, UK investigation, as more fully described in Item 9A in our Annual Report on Form 10-K for fiscal year ended December 29, 2007, our disclosure controls and procedures were ineffective.

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

During the fiscal quarter covered by this report, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting, except that, during the fiscal quarter covered by this report, we were still in the process of implementing internal control remediation activities at our Sheffeld, UK operation, as described below, as well as integrating New Bedford operations. For purposes of this evaluation, the impact of the New Bedford acquisition on our internal controls over financial reporting was excluded. See Note 11 to the condensed consolidated financial statements included in Item 1 for a discussion of the New Bedford acquisition.

In connection with the filing of our Annual Report on Form 10-K for the year ended December 29, 2007, we identified material weaknesses in internal control over financial reporting and identified a remediation plan. During the fourth quarter of 2007 and the first three quarters of 2008, several remedial measures were identified and implemented in response to the conclusion reached by our Chief Executive Officer and Chief Financial Officer as a result of the Sheffield, UK investigation. Although we have made progress towards remediation, as of November 12, 2008, we were unable to conclude that the material weaknesses described above were remediated as of October 4, 2008. See our Annual Report on Form 10-K for fiscal year ended December 29, 2007 for a description of the remediation plan .

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

        Upon discovering the irregularities, the Audit Committee self-reported the matter to the Staff of the Securities and Exchange Commission. The SEC staff has initiated an informal inquiry with respect to this matter. We continue to cooperate fully with the SEC in its informal inquiry. We cannot predict when the SEC will conclude its review and the outcome or impact thereof.

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
(Principal Financial Officer)

November 12, 2008