Form 10-K
period 2009-01-03
Symmetry Medical Inc.
filed 2009-03-11
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission file number 333-116038

SYMMETRY MEDICAL, INC.
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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 1 5(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and" smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

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

The aggregate market value of voting stock of Symmetry Medical, Inc. held by non-affiliates of the Registrant as of June 28, 2008, based on the closing price was $15.59, as reported by the New York Stock Exchange: Approximately $558,044,050.

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

The number of shares outstanding of the registrant's common stock as of March 3, 2009 was 35,800,865.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Registrant's 2009 Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

TABLE OF CONTENTS

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

PART I

ITEM 1.    BUSINESS

General

Symmetry Medical, Inc. (which we sometimes refer to, together with our consolidated subsidiaries, as the "Corporation", "we", "our" or "Symmetry") is a leading independent provider of implants and related instruments and cases to global orthopedic device manufacturers. We design, develop and produce these products for companies in other segments of the medical device market, including the dental, osteobiologic and endoscopy segments, and we also provide limited specialized products to non-healthcare markets, such as the aerospace market. Our Total Solutions® concept provides our customers a collaborative process for developing complete implant systems, including the implant, the surgical instruments, and the related case. This approach presents our customers with a broad range of products, as well as comprehensive design, engineering and project management services and state of the art production capabilities to help them bring their implant systems to market quickly and efficiently. We believe that our Total Solutions® approach gives us a competitive advantage.

During fiscal year 2008, we generated revenue of $423.4 million, derived primarily from the sale of products to the orthopedic device market and other medical markets. Our Total Solutions® approach is supported by an experienced team of designers, development engineers, logistics specialists and by our global sales force that work with our customers to coordinate all of our products.

Our primary products include:

•	implants, including forged, cast and machined products for the global orthopedic device market;

•	instruments used in the placement and removal of orthopedic implants and in other surgical procedures;

•	cases, including plastic, metal and hybrid cases used to organize, secure and transport medical devices for orthopedic, endoscopy, dental and other surgical procedures; and

•	other specialized products for the aerospace market.

History

Our business was established in 1976 as a supplier of instruments to orthopedic device manufacturers. Symmetry Medical, Inc. was incorporated in Delaware on July 25, 1996. During the 1990s, we made several acquisitions, which expanded our customer base, enhanced our instrument product offerings and extended our product line to include cases designed for various medical devices and their related instruments. In June 2003, we acquired Mettis (UK) Limited, a leading manufacturer of forged, cast and machined implants for the global orthopedic device market. The Mettis acquisition significantly expanded our product offerings and increased our European presence, allowing us to develop and manufacture implants, instruments and cases for orthopedic device manufacturers on a global basis. In December 2004, we completed an initial public offering of our common stock.

Recent Acquisitions

Since the beginning of 2006, we have completed six acquisitions.

•
Riley Medical.    On May 2, 2006 we acquired all of the stock of Riley Medical, Inc., a privately owned company based in Auburn, Maine, and Riley Medical Europe S.A., its Swiss subsidiary (collectively "Riley Medical"). Riley Medical specializes in cases and trays for the orthopedic industry and was acquired for approximately $45.8 million. The acquisition of Riley Medical expanded our product offering of medical cases and trays to the medical markets, including many patented products. In 2008, the Switzerland facility was consolidated into our operations in France.

•
Everest Metal.    On August 31, 2006, we acquired certain assets of Everest Metal Finishing, LLC now located in Hillburn, New York, and all of the issued and outstanding stock of Everest Metal International, Limited located in Cork, Ireland (collectively "Everest Metal") for approximately $10.3 million. Everest Metal specializes in machining and finishing for the orthopedic industry.

•
Clamonta Ltd.    On January 9, 2007, we acquired all of the stock of Whedon Limited, located in Warwickshire, United Kingdom and the holding company of Clamonta Limited (collectively "Clamonta Ltd") for approximately $10.4 million. Clamonta Ltd machines and finishes products for the global aerospace industry.

•
TNCO, Inc.    On April 3, 2007, we acquired all of the stock of TNCO, Inc. (“TNCO”) located in Whitman, Massachusetts. TNCO was a privately owned company with a 40-year history of designing and supplying instruments for arthroscopic, laparoscopic, sinus and other minimally invasive procedures. TNCO was acquired for approximately $7.6 million and allows us to leverage our instrument manufacturing while also leveraging their customer base in non-orthopedic segments of the healthcare market.

•
Specialty Surgical Instrumentation, Inc. and UCA, LLC.    On August 31, 2007, we acquired Specialty Surgical Instrumentation, Inc. ("SSI") and UCA, LLC ("UCA") located in Nashville, Tennessee for approximately $15.0 million in cash. SSI distributes surgical instruments directly to hospitals while UCA distributes sterilization containers directly to hospitals. The addition of SSI and UCA allows us to offer a broad array of medical instruments and related products to our customer base. This includes over 12,000 individual items, many of which are held in inventory for quick delivery. For Symmetry Medical, this was our first entry into the medical product distribution industry which provides us direct access to hospitals.

•
New Bedford.    On January 25, 2008, we acquired DePuy Orthopaedics, Inc.'s New Bedford, Massachusetts instrument manufacturing facility ("New Bedford") for approximately $45.2 million. This facility manufactures orthopedic instruments as well as general surgical instruments and small implants. In connection with the acquisition, we entered into a supply agreement which requires DePuy to make minimum purchases totaling $106 million from New Bedford for a four year period, with specific amounts in each year; starting January 25, 2008. The agreement stipulates that these purchases are incremental to other products we previously produced on DePuy's behalf.

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

•
Precision manufacturing expertise.    Our extensive expertise and know-how enable us to produce large volumes of specialized products to our customers' precise standards, which we believe makes us a supplier of choice to the largest orthopedic companies. Our core production competencies include net shaped forging, precision casting, thermo forming, precision sheet metal working and machining/finishing. During 2008, we developed high precision machining capabilities to better serve the spine implant market.

•
Quality and regulatory compliance.    Our quality systems are based upon and in compliance with International Organization for Standardization, or ISO, requirements and, where applicable, United States Food and Drug Administration ("FDA") regulations. We believe our level of quality and regulatory compliance systems meet our customers' expectations.

•
Global reach.    Our manufacturing capabilities in the United States, United Kingdom, France, Ireland and Malaysia allow us to offer single-source products to our multinational customers, and the geographic breadth of our experienced sales force effectively brings our Total Solutions® approach to customers globally.

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

Since the beginning of 2006, we have expanded our Total Solutions® offering through strategic acquisitions which expanded our product offerings including medical cases and trays to non-orthopedic medical markets, additional patented products, expanded implant finishing and minimally invasive instrumentation.

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

•
Leverage manufacturing skills.    During recent years, we expanded most of our facilities and opened new facilities to add manufacturing capacity and design resources, and updated much of our manufacturing and development equipment. We intend to continue to leverage our investments in sophisticated equipment and manufacturing know-how to expand our existing customer relationships and to obtain new customers. During 2008, we developed high precision machining capabilities to better serve the spine implant market.

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

•
Continued global expansion.    Our global facilities allow us to serve the global medical marketplace. We believe that having local facilities near our global customers and closer to the end consumer allows us to better serve their needs. In December 2006, we opened a new facility in Malaysia to better serve our customers in Asia. We plan to expand our Malaysia operations and increase its product offerings.

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

Products

We design, develop and manufacture implants and related surgical instruments and cases for orthopedic device companies. We also design, develop and manufacture products for companies in other medical device markets, such as dental, osteobiologic and endoscopy, and we provide specialized products used in the aerospace and other non-healthcare markets. Our revenue from the sale of implants, instruments, cases and other products represented 29.0%, 41.9%, 20.4% and 8.7%, respectively, of our revenue in fiscal 2008, compared with 33.3%, 27.2%, 26.5% and 13.0%, respectively, of our revenue in fiscal 2007.

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

•
Extremities, Trauma and Spine.    Extremity reconstruction involves the use of an implant system to replace or reconstruct injured or diseased joints, such as the finger, toe, wrist, elbow, foot, ankle and shoulder. Our forging capabilities allow us to produce thin cross sections of material to very tight tolerances for these smaller joint procedures. Trauma implant procedures commonly involve the internal fixation of bone fragments using an assortment of plates, screws, rods, wires and pins. Our spinal implant products consist primarily of plates and screws. We manufacture trauma and spinal plate implants to exact details to fit bone contours. During 2008 we developed a high precision machining cell to better serve the spine market.

Instruments

We make high-precision surgical instruments used in hip, knee and shoulder reconstruction procedures, as well as in spinal, trauma and other implant procedures. We design, develop and manufacture implant-specific and procedure-specific instruments. We typically do not manufacture general surgical instruments, but will procure them as an offering to our customers in order to provide our customers with complete instrument sets. We have several reamer systems used by many of our large customers. We currently have over 1,500 Symmetry standard products in our catalog plus over 12,000 individual items sold directly to hospitals.

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

Our Symmetry products include successful hip and knee revision systems. Instruments that make up revision systems, which are used to remove orthopedic implants, are typically designed for a specific type of procedure but can be used to remove various brands of implants. These self-contained systems include an assortment of osteotome blades that assist the surgeon in separating an implant from cement or bone in-growth where access is limited, while minimizing damage to the bone. Our established revision systems can also be readily modified for a customer by adding additional instruments. With our acquisition of SSI in August 2007, we now distribute a wide array of instruments and related products directly to hospitals.

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

We have more than 57 patents related to our case designs and manufacturing processes. We believe that our complete line of plastic, metal and hybrid product offerings strategically positions us in the case market. Riley Medical expanded our product offering into other medical markets and provides many new patented products for us to leverage across our customer base. Our acquisition of UCA expanded our product offering into medical containers which are used by hospitals to hold instruments when they are sterilized.

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

•	Endoscopy Cases. We produce cases for endoscope sterilization for many types of sterilization methods. Our Riley Medical acquisition increased our penetration into the endoscopy market.

•
Dental Cases.    We produce cases used in dental implant and general dental procedures. Dental implant cases are typically complex and include many levels of trays, while cases used in general dental procedures tend to be smaller and less complex.

•
Other Cases.    We also manufacture and sell cases for arthroscopy, osteobiologic, cardiovascular, ophthalmology, diagnostic imaging and ear, nose and throat procedures as well as sterilization containers.

Specialized Non-Healthcare Products

We offer specialized non-healthcare products on a limited basis. One of our UK based facilities produced a range of cutting tools, cutlery and surgical instruments in the 1950s. This facility evolved to focus on net shaped forgings, which resulted in a business focusing on orthopedic instruments and aerospace products for jet engines in the late 1990s. Our core design, engineering and manufacturing competencies give us the expertise to offer aerospace products. Our aerospace products primarily are net shaped aerofoils and non-rotating aircraft engine forgings produced for our aerospace customers. Our acquisition of Clamonta Ltd in January 2007 expanded our offering in the aerospace industry by adding aerospace machining capabilities to our offering.

Product Development

Our Design and Development Centers provide dedicated expertise and greater coordination for our design, engineering and prototyping offerings. Our main Design and Development Center is located in Warsaw, Indiana, and brings together talented engineering and design personnel and provides them with state-of-the-art design software and prototyping equipment. Our Design and Development Centers serve to centralize and better institutionalize our design and engineering knowledge and creates a fertile environment for new product development. We can coordinate the product development projects for our customers as well as the efforts of our engineers and designers in order to ensure that we have the appropriate people and technology focused on particular product development initiatives. We also have Design and Development Centers in Manchester, New Hampshire, Lansing, Michigan, Cheltenham, UK and Penang, Malaysia.

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

Customers

We supply our products primarily to manufacturers in the medical device market. Our customers include large orthopedic device manufacturers, including Biomet Inc., DePuy Orthopaedics, Inc., a subsidiary of Johnson & Johnson, ("Depuy"), Medtronic Inc., Smith & Nephew plc, Stryker Corp. and Zimmer Holdings, Inc. ("Zimmer"). We also have established relationships, primarily through our case product offerings, with leading medical device manufacturers and distributors in numerous other medical device market segments, including Cardinal Health, Inc., 3i and St. Jude Medical Inc. With the addition of SSI and UCA in August 2007, we serve over 1,000 additional customers, some of which own multiple hospitals.

We sold to approximately 1,850 customers in fiscal 2008. Sales to our ten largest customers represented 70.7% and 66.9% of our revenue in fiscal 2008 and 2007, respectively. Our two largest customers accounted for 33.0% and 11.1% of our revenue in fiscal 2008 and our two largest customers accounted for 17.9% and 11.7% of our revenue in fiscal 2007. Our two largest customers in alphabetical order in fiscal 2008 and 2007 were DePuy and Zimmer. No other customer accounted for more than 10% of our revenue in fiscal 2008 or fiscal 2007. We typically serve several product teams and facilities within each of our largest customers, which mitigate our reliance on any particular customer. We also reduced our concentration in the orthopedic industry with the acquisitions of Riley Medical, TNCO, SSI and UCA, which are primarily in non-orthopedic medical markets, and Clamonta Ltd, which serves the aerospace industry. We may experience a seasonal impact of the orthopedic industry on revenue in the third quarter because many of our products are used in elective procedures that tend to decline to some degree during the summer months.

We sell our products to customers domestically and in a number of regions outside the United States. In addition, our customers often distribute globally products purchased from us in the United States. Set forth below is a summary of revenue by selected geographic locations in our last three fiscal years, based on the location to which we shipped our products:

Percent of Revenue by Geographic Location

	Fiscal Year Ended
	2008	2007	2006

United States	71.5%	61.1%	63.7%
United Kingdom	13.0%	18.8%	13.5%
Ireland	7.5%	9.1%	10.2%
Other foreign countries	8.0%	11.0%	12.6%

Total net revenues	100.0%	100.0%	100.0%

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

We have over 70 sales and marketing personnel worldwide serving our Original Equipment Manufacturer ("OEM") customers and more than 25 direct sales personnel selling directly to hospitals. In addition to our internal sales efforts, we also sell standard cases through distributors. Our sales personnel are trained in all of our products in order to cross-sell and identify opportunities outside their immediate area of focus. We typically serve several product teams and facilities within each OEM customer which diminishes our reliance on any one purchasing decision. Our customer base for cases extends into nearly every segment of the medical device market. We believe there is a significant opportunity to leverage our existing relationships among this customer base to achieve greater penetration of our customized instrument and implant products. We intend to increase our marketing of implants, instruments and our Total Solutions® concept to these customers.

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

Manufacturing and Materials

We have manufacturing facilities in the United States, United Kingdom, France, Ireland and Malaysia. We have made investments in recent years to modernize our production facilities, improve our production processes and develop superior technical skills that complement our manufacturing capabilities. These investments have allowed us to continue to improve the quality of our products, increase our manufacturing capacity and improve our efficiency. Our manufacturing processes include:

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

•
Plastic and Metal Forming.    Our know-how and technology facilitates our extensive plastic and metal forming capabilities. We use thermoform processes to draw uniform plastic cases and specialized equipment to form metal. Our laser controlled metal working machines allow us to punch and shape metal in intricate and complex detail.

•
Machining/Finishing.    Machining is used extensively to enhance our forged, cast and formed products. We use computer numerically controlled, multi-axis and wire electric discharge equipment to cut, bend, punch, polish and otherwise shape or detail metal or plastic. Our finishing processes include polishing, laser etch marking, graphics and other customer specific processes. During 2008, we developed high precision machining capabilities to better serve the spine implant market.

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

We currently own 110 total issued patents and 50 patents pending related to our cases and instruments. These patents expire at various times beginning in 2011 and ending in 2026. We also have 33 issued trademarks and 10 pending trademarks. Our policy is to aggressively protect technology, inventions and improvements that we consider important through the use of patents, trademarks, copyrights and trade secrets in the United States and significant foreign markets. If our products were found to infringe any proprietary right of a third party, we could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or other proprietary information we own and to determine the validity and scope of our proprietary rights.

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

Employees

As of February 28, 2009 we had 2,688 employees. Our employees are not represented by any unions. From time to time in the past, however, some of our employees have attempted to unionize at two of our facilities. We believe that we have a good relationship with our employees.

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

We have "master files" on record with the FDA. Master files may be used to provide confidential detailed information about facilities, processes or articles used in the manufacturing, processing, packaging and storing of one or more medical device components. These submissions may be used by device manufacturers to support the premarket notification process required by Section 510(k) of the federal Food Drug & Cosmetic Act. This notification process is necessary to obtain clearance from the FDA to market a device for human use in the United States.

We are also subject to various other environmental, transportation and labor laws as well as various other directives and regulations both in the U.S. and abroad. We believe that compliance with these laws will not have a material impact on our capital expenditures, earnings or competitive position. Given the scope and nature of these laws; however, there can be no assurance that they will not have a material impact on our results of operations. We assess potential contingent liabilities on a quarterly basis. At present, we are not aware of any such liabilities that would have a material impact on our business.

Executive Officers of the Registrant

Set forth below are the name, age, position and a brief account of the business experience of each of the Corporation's executive officers as of January 3, 2009.

Name	Age	Position
Executive Officers:
Brian S. Moore	62	President and Chief Executive Officer
Fred L. Hite	41	Senior Vice President and Chief Financial Officer
D. Darin Martin	57	Senior Vice President, Quality Assurance/Regulatory Affairs and Compliance Officer
Michael W. Curtis	54	Senior Vice President and Chief Operating Officer, USA
John J. Hynes	48	Senior Vice President and Chief Operating Officer, Europe

BRIAN S. MOORE has served as the Corporation's President and Chief Executive Officer and a director of the Corporation since the Corporation's acquisition of Mettis in June 2003. From April 1999 to June 2003, Mr. Moore served as the Chief Executive Officer of Mettis Group Limited, the parent company of Mettis. From April 1994 to March 1999, Mr. Moore held various positions with EIS Group plc, including Chairman of the Aircraft and Precision Engineering Division, and from 1987 to 1999, Mr. Moore served as Chief Executive Officer of AB Precision (Poole) Limited. Prior thereto, Mr. Moore served in various management positions at Vanderhoff plc, Land Rover Vehicles, Bass Brewing and Prudential Insurance, and as the Financial Director for a subsidiary of GEC Ltd. (UK). Mr. Moore has qualified as a Graduate Mechanical Engineer by the Institution of Mechanical Engineers (the qualifying body for mechanical engineers in the United Kingdom) and as an Accountant with the UK Chartered Institute of Management Accountants.

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

MICHAEL W. CURTIS was promoted to the position of the Corporation's Senior Vice President and Chief Operating Officer, USA as of January 1, 2008. Mr. Curtis joined the Corporation in November 2002. Prior to joining the Corporation, Mr. Curtis served as Vice President of Operations for Lightchip, Inc. from May 2000 to 2002, and from 1998 to 2000, Mr. Curtis served as Vice President/General Manager of Communications Products at Thomas & Betts Corporation. From 1994 to 1997, Mr. Curtis was employed at Amphenol Aerospace—Amphenol Corporation, initially as a Business Unit Manager and subsequently as Director of Filter Products. From 1976 through 1994, Mr. Curtis served in various capacities at Hamilton Standard Division of United Technologies Corporation, the last of which was Product Line Manager. Mr. Curtis received his B.S., M.B.A. and M.S. in Engineering Management from Western New England College.

JOHN J. HYNES was appointed by the Board of Directors on October 17, 2007 as the Corporation's Chief Operating Officer, Europe, effective November 1, 2007. Prior to his appointment, from April 2004 until October 2007, Mr. Hynes was employed by Rolls-Royce PLC where he served as Supply Chain Director from January 2007 to October 2007, Supply Chain Control Director from May 2006 to January 2007 and Logistics Director from April 2004 to March 2006. Prior to Rolls-Royce, Mr. Hynes served as the General Manager of Land Rover Group Ltd. from May 1998 to April 2004. Mr. Hynes received his Masters Degree in Business Administration from Warwick University as well as attending Ford's Lean Manufacturing Academy in Liverpool.

For information regarding our directors, and additional information regarding our executive officers, see our 2009 Proxy Statement which will be filed with the Securities Exchange Commission no later than 120 days after the end of our fiscal year.

Family Relationships

There are no family relationships between any of the executive officers or directors of the Corporation.

Available Information

Symmetry Medical Website.    Our Annual reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website www.symmetrymedical.com (from the "Investor Relations" link on the home page, and "SEC Filings" within the "Investor Relations" box located in the text) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Information relating to corporate governance at Symmetry, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics for Board Members and information concerning our executive officers, directors and Board committees (including committee charters), and transactions in Symmetry securities by directors and officers, is available on or through our website at www.symmetrymedical.com under “Investor Relations” then "Corporate Governance".

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

A limited number of large orthopedic device manufacturers, all of whom are our customers, control the predominate share of the orthopedic device market. We depend heavily on revenue from these large companies. Revenue from our ten largest customers represented approximately 70.7% of our revenue in fiscal year 2008 and 66.9% of our revenue in fiscal year 2007. Our two largest customers accounted for approximately 33.0% and 11.1% of our revenue in the fiscal year 2008 and our two largest customers accounted for 17.9% and 11.7% of our revenue in fiscal 2007.

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

Our customers have varying degrees of development and manufacturing capabilities, and one or more of them may seek to expand their in-house capabilities in the future, including adding capacity in existing sites or expanding into low labor cost areas such as Asia. Many of our customers are larger and have greater financial and other resources than we do and can commit significant resources to product development and manufacturing. Many of our independent competitors are smaller companies, many of which have close customer relationships and either a low cost structure or highly specialized design or production capabilities. Our independent competitors may continue to consolidate and some of our current and future competitors, either alone or in conjunction with their respective parent corporate groups, may have financial resources and research and development, sales and marketing and manufacturing capabilities or brand recognition that are greater than ours. In addition, the innovative nature of our markets may attract new entrants to the field. Our products may not be able to compete successfully with the products of other companies, which could result in the loss of customers and, as a result, decreased revenue and operating results.

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

As of January 3, 2009, our total indebtedness, including short-term debt, long-term debt and capital lease obligations was $131.4 million. Presently, we have available $22.0 million of borrowings under our $40.0 million revolving credit facility and $15.0 million of term loans. Although covenants under our senior credit facility limit our ability to incur additional indebtedness, in the future we may incur additional debt to finance acquisitions, business opportunities, capital expenditures or other capital requirements.

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

As a result of acquisitions we have accumulated a substantial amount of goodwill, amounting to $153.5 million as of January 3, 2009, or approximately 33.9% of our total assets as of such date. Goodwill and certain intangible assets are not amortized but rather are tested for impairment by us annually or more frequently if an event occurs or circumstances develop that would likely result in impairment. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action, unanticipated competition or financial restatements.

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

Since the beginning of 2006, we have completed six acquisitions. Going forward, we may seek to acquire additional businesses or product lines for various reasons, including providing new product manufacturing capabilities, adding new customers, increasing penetration with existing customers or expanding into new geographic markets. Our ability to successfully grow through additional acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings. These additional efforts could divert the attention of our management and key personnel from our business operations and integration of our recently completed acquisitions. If we complete additional acquisitions, we may also experience:

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

        We have significant international operations and we continue to expand and grow these operations. We have operations in the United Kingdom, France, Ireland and Malaysia. Certain risks are inherent in international operations, including:

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

        We may be adversely impacted by work stoppages, other labor matters, or new labor laws.

        Currently, none of our facilities are unionized. However, from time to time some of our employees have attempted to unionize at two of our facilities. In addition, some of our orthopedic device customers have unionized work forces. While we have not experienced any adverse effects from work stoppages or slow-downs at our customers' facilities, work stoppages or slow-downs experienced by us, our suppliers or our customers or their suppliers could result in slow-downs or closures of facilities where our products are made or used. We cannot assure you that we will not encounter strikes, further unionization efforts, new labor laws, or other types of conflicts with labor unions or our employees, which could have an adverse effect on our financial results.

        If a natural or man-made disaster strikes one or more of our manufacturing facilities, we may be unable to manufacture certain products for a substantial amount of time and our revenue could decline.

        We have eighteen manufacturing facilities, which are located in the United States, United Kingdom, France, Ireland and Malaysia. These facilities and the manufacturing equipment and personnel know-how that we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. In the event that one of our facilities was affected by a disaster, we would be forced to attempt to shift production to our other manufacturing facilities or rely on third-party manufacturers, and our other facilities or a third-party manufacturer may not have the capability to effectively supply the affected products. Although we have insurance for damage to our property and the interruption of our business, this insurance may not be sufficient in scope or amount to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

The recent financial crisis and current uncertainty in global economic conditions could adversely affect our business, results of operations, and financial condition.

The United States and other countries around the world have been experiencing deteriorating economic conditions, including unprecedented financial market disruption. If this trend in economic conditions continues to deteriorate further, it could lead to delayed or decreased demand for our product. It may additionally adversely affect our customers’ access to capital, willingness to spend capital on our products, or ability to pay for products they will order or have already ordered from us. Furthermore, if our suppliers face challenges in selling their products or otherwise in operating their businesses, they may become unable to continue to offer the key components and raw materials needed in our manufacturing processes.

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

        Some of our medical devices are subject to rigorous regulatory pre-approval by the FDA and other federal, state and foreign governmental authorities. Our customers are typically responsible for obtaining the applicable regulatory approval for the commercial distribution of our products. The process of obtaining this approval, particularly from the FDA, can be costly and time consuming, and there can be no assurance that our customers will obtain the required approvals on a timely basis, if at all. The FDA, for example, assigns medical devices to one of three classes which determine, among other things, the type and degree of FDA approval required to commercially distribute the device in the United States. We produce Class I, II and III devices. Class I devices are deemed to present little risk to patients and are generally exempt from FDA approval requirements. Class II devices can generally be commercially distributed only after the device has received 510(k) clearance. The FDA will clear marketing of a medical device through the 510(k) process if certain design, testing and validation requirements are met and it is demonstrated that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, or to another commercially available device subsequently cleared through the 510(k) Pre-Market Notification process. This process generally takes three to six months, but may take substantially longer. Before a Class III device can be commercially distributed in the United States, a pre-market approval, or PMA, must be obtained from the FDA. The PMA process can be expensive and uncertain, requires detailed and comprehensive scientific and other data and generally takes between one and three years, but may take significantly longer. The commercial distribution of any products we develop that require regulatory clearance may be delayed. In addition, because we cannot assure you that any new products or any product enhancements we develop for commercial distribution in the United States will be exempt from the FDA market clearance requirements or subject to the shorter 510(k) clearance process, the regulatory approval process for our products or product enhancements may take significantly longer than anticipated by us or our customers.

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

        As a result of our 2007 discovery of accounting irregularities at our Sheffield, UK operating unit and the related restatement, the SEC is conducting an informal investigation, which may not be resolved favorably.

        Following the discovery of the accounting irregularities at our Sheffield, UK operating unit, the Audit Committee self-reported the matter to the staff of the SEC in October 2007. Thereafter, the SEC commenced an informal inquiry regarding this matter.

        We have fully cooperated with the SEC in its investigation. At this time we are unable to predict the time period necessary to resolve the investigation or the ultimate resolution thereof. To date, considerable legal, tax and accounting expenses have been incurred in connection with our Audit Committee's investigation into this matter and expenditures may continue to be incurred in the future with regard to the SEC's investigation. It is also possible that the investigation may continue to require management’s time and attention and accounting and legal resources, which could otherwise be devoted to the operation of our business. Moreover, any action by the SEC against us, or members of our management, may cause us to be subject to injunctions, fines and other penalties or sanctions or result in private civil actions, loss of key personnel or other adverse consequences and may require us to devote additional time and resources to these matters. The investigation may adversely affect our ability to obtain, and/or increase the cost of obtaining, directors' and officers' liability insurance and/or other types of insurance, which could have a material adverse affect on our business, results of operations and financial condition. In addition, the SEC investigation and the remedies applied may affect certain of our business relationships and consequently may have an adverse effect on our business in the future.

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

        The table below provides selected information regarding our facilities.

Location	Use	Approximate Square Footage(1)(2)	Own/ Lease
Auburn, Maine	Case design and manufacturing	33,500	Own
Avilla, Indiana	Instrument and implant design and manufacturing	41,000	Lease
Cheltenham, United Kingdom	Instrument design and manufacturing	25,000	Lease
Claypool, Indiana	Instrument design and manufacturing	33,000	Own
Cork, Ireland	Implant finishing	10,000	Lease
Fort Wayne, Indiana	Office space	1,900	Lease
Hillburn, New York	Implant finishing	16,000	Lease
Lansing, Michigan	Implant design, forging and machining	65,000	Own
Lansing, Michigan	Implant Finishing and Design and Development Center	15,000	Lease
Lille, France	Case design and assembly	25,000	Lease
Manchester, New Hampshire	Plastic and metal case design and manufacturing	122,000	Lease
Nashville, Tennessee	Medical products distribution	16,500	Own
New Bedford, Massachusetts	Instrument and implant manufacturing	85,000	Own
Penang, Malaysia	Case assembly	50,000	Lease
Sheffield, United Kingdom	Implant and specialized non-healthcare product design, forging, casting and machining	134,600	Own
Sheffield, United Kingdom	Implant machining	43,400	Own
Warsaw, Indiana	Instrument design and manufacturing	63,000	Own
Warsaw, Indiana	Design and Development Center; instrument design and manufacturing; Corporate Headquarters	30,000	Own
Warsaw, Indiana	Office space	10,000	Own
Warwickshire, United Kingdom	Specialized non-healthcare machining	20,300	Own
Whitman, Massachusetts	Minimal invasive instruments	24,600	Lease

	Total square footage	864,800

 (1) We own approximately 16 acres of land in Warsaw, Indiana, and approximately 9 acres in Lansing, Michigan. These sites are available for future expansion.

(2) All of our owned properties are encumbered by our Senior Credit Facility. See Note 5 of our consolidated financial statements. Our capital lease arrangements are discussed in Note 6 of our Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

SEC Inquiry

        Following the discovery of the accounting irregularities at our Sheffield, UK operating unit, the Audit Committee self-reported the matter to the staff of the SEC in October 2007. Thereafter, the SEC commenced an informal inquiry regarding this matter.

        We have fully cooperated with the SEC in its investigation. At this time we are unable to predict the time period necessary to resolve the investigation or the ultimate resolution thereof. To date, considerable legal, tax and accounting expenses have been incurred in connection with our Audit Committee's investigation into this matter and expenditures may continue to be incurred in the future with regard to the SEC's investigation. It is also possible that the investigation may continue to require management’s time and attention and accounting and legal resources, which could otherwise be devoted to the operation of our business. Moreover, any action by the SEC against us, or members of our management, may cause us to be subject to injunctions, fines and other penalties or sanctions or result in private civil actions, loss of key personnel or other adverse consequences and may require us to devote additional time and resources to these matters. The investigation may adversely affect our ability to obtain, and/or increase the cost of obtaining, directors' and officers' liability insurance and/or other types of insurance, which could have a material adverse affect on our business, results of operations and financial condition. In addition, the SEC investigation and the remedies applied may affect certain of our business relationships and consequently may have an adverse effect on our business in the future.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on the New York Stock Exchange ("NYSE") under the trading symbol SMA. As of March 6, 2009, there were approximately 376 registered holders of record of our common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A., P.O. Box 43023, Providence, RI 02940-3023, telephone (877) 282-1168.

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

        Our common stock has been listed on the New York Stock Exchange since our initial public offering on December 9, 2004. The following table sets forth, for the period indicated, the highest and lowest closing sale price for our common stock by quarter for 2008, 2007, 2006 and 2005, as reported by the New York Stock Exchange:

	2008
	High	Low
Fourth Quarter	$15.97	$7.31
Third Quarter	$18.82	$15.66
Second Quarter	$17.25	$13.05
First Quarter	$19.15	$15.97

	2007
	High	Low
Fourth Quarter	$17.89	$15.49
Third Quarter	$17.64	$14.57
Second Quarter	$17.70	$14.88
First Quarter	$16.89	$12.88

        The closing sale price for our common stock on March 6, 2009 was $4.41.

	End of Fiscal Year
	Dec 9, 2004	2004	2005	2006	2007	2008
Symmetry Medical, Inc.	$100	$140	$129	$92	$116	$62
S&P 500 Stock Index	$100	$102	$105	$119	$124	$79
S&P Health Care Index	$100	$102	$107	$114	$121	$96

* Assuming $100 was invested on December 9, 2004 (the first date the company common stock was traded on the New York Stock Exchange) in company common stock and each index. Values as of yearend assuming dividends are reinvested. No dividends have been declared or paid on company common stock. Returns over the indicated period should not be considered indicative of future returns.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in connection with our consolidated financial statements, the notes related thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations and has been derived from our consolidated financial statements.

	Fiscal Year Ended
	2008(5)	2007(4)	2006(3)	2005	2004
					(unaudited)
Consolidated Statements of Operations Data:
Revenue	$423,406	$290,922	$245,017	$259,702	$201,696
Cost of Revenue	323,048	238,343	188,579	192,930	146,204

Gross Profit	100,358	52,579	56,438	66,772	55,492
Selling, general and administrative expenses	58,340	39,484	28,278	27,570	22,569
Impairment of goodwill and intangible assets	-	-	-	33,580	-

Operating Income	42,018	13,095	28,160	5,622	32,923
Interest expense, net	10,092	6,917	4,448	2,954	13,757
Loss on debt extinguishment	-	-	-	-	8,956 (2)
Derivative valuation(gain)/loss (1)	(2,460)	1,740	2,317	(98)	(1,451)
Other (income)/expense	2,874	(503)	(3,699)	2,320	(823)

Income before income taxes	31,512	4,941	25,094	446	12,484
Income tax expense	7,493	5,090	6,580	10,315	4,103

Net income (loss)	24,019	(149)	18,514	(9,869)	8,381
Preferred stock dividends	-	-	-	-	(8,977)

Net income (loss) applicable to common shareholders	$24,019	$(149)	$18,514	$(9,869)	$(596)

Basic per share:
Net income (loss) applicable to common shareholders	$0.68	$-	$0.53	$(0.29)	$(0.04)

Diluted per share:
Net income (loss) applicable to common shareholders	$0.68	$-	$0.53	$(0.28)	$(0.03)

Weighted average common shares and equivalent shares outstanding:
Basic	35,170	35,089	34,826	33,841	16,905
Diluted	35,357	35,268	35,156	34,670	17,767

Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,191	$12,089	$11,721	$12,471	$4,849
Working capital	69,939	36,134	44,873	42,662	36,495
Total Assets	453,237	400,430	354,396	293,045	303,520
Long-term debt and capital lease obligations, less current portion	110,956	72,532	68,792	34,782	43,209
Total shareholders' equity	252,414	237,536	232,607	207,760	211,177
Other Financial Data:
Depreciation and amortization	$21,463	$19,998	$17,022	$13,674	$11,198

 (1) We enter into interest rate swap agreements to offset changes in interest rates on our variable rate long-term debt. We also enter into foreign currency exchange forward contracts to mitigate fluctuations in foreign currency on the statement of operations. In accordance with SFAS No. 133, as amended, Accounting For Derivative Instruments and Hedging Activities, these agreements do not qualify for hedge accounting and accordingly, changes in the fair market value of such agreements are recorded each period in earnings.

(2) In fiscal 2004, we refinanced substantially all of our existing indebtedness as part of the proceeds from our December 9, 2004 initial public offering, resulting in a loss on debt extinguishment of $9.0 million. This charge includes $5.1 million of unamortized discount recorded upon the issuance of the subordinated notes and $3.9 million of deferred debt issuance costs as a result of the Mettis acquisition on June 11, 2003.

(3) Includes the results of Riley Medical since its acquisition on May 2, 2006 and Everest Metal since its acquisition on August 31, 2006.

(4) Includes the results of Clamonta, Ltd. since its acquisition on January 9, 2007, TNCO since its acquisition on April 3, 2007 and SSI and UCA since their acquisition on August 31, 2007.

(5) Includes the results of New Bedford since its acquisition on January 25, 2008.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         As a leading independent provider to orthopedic device manufacturers, we offer a broad range of products, including implants, instruments and cases as well as design and development services.  We also provide these types of products and services to companies in other segments of the medical device market, including dental, osteobiologic, and endoscopy sectors, and we provide limited specialized products to non-healthcare markets, such as the aerospace industry.

        We manufacture many of the products we sell and have manufacturing locations worldwide to service our global customer base. We believe that our comprehensive product and services offering, our quality and regulatory expertise, our global resources and our size and capability provide us a competitive advantage. We leverage these competitive advantages to accelerate our customers’ time to market as they develop and launch new products.  This relationship typically leads to an ongoing supply of products to our customers during the life of the product.

        Our core business strategy is built around our business model which leverages our global resources to expand our leadership position within the orthopedic sector as well as to diversify within related medical markets.  In the non-orthopedic sector, we are expanding that core strategy by adding new distribution channels to reach even more end-users of medical instruments, containers and related products.  Using this strategy, we strive to provide the best possible customer experience by offering superior value; the highest-quality, new technology; customized services; superior support; and the combination of our products and services into our Total Solutions® offering. Historically, our growth has been driven organically from our core orthopedic businesses. In the past several years, we have begun to pursue a targeted acquisition strategy designed to augment select areas of our business with more products, services, and technology.

         The global medical device market was estimated to be approximately $300 billion in 2007 with expectations of reaching $336 billion in 2008. According to our most recent research, the global orthopedic device segment was $32 billion in 2007 which was an 11% increase over 2006 figures. Of the $32 billion of orthopedic device revenue in 2007, approximately 77% or $25 billion came from the ten largest OEM companies in the world.  Orthopedic devices consist of reconstructive implants used to repair knees, hips, shoulders and other joints, as well as other orthopedic devices to repair bone fractures and the spine. According to published reports, this segment is expected to show continued growth in the 8-10% range. The spinal segment of orthopedic device market accounted for approximately three million procedures in 2007. Growth for the U.S. orthopedic device market alone is projected to be $29 billion by 2013. The U.S. orthopedic device market is estimated to be approximately 59% of the global market.  We expect continued growth in the orthopedic device market to be driven by a number of trends including:

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

We offer our customers Total Solutions® for complete implant systems—implants, instruments and cases.  While our revenue to date has been derived primarily from the sale of implants, instruments, and cases separately, or instruments and cases together, our ability to provide Total Solutions® for complete implant systems has already proven to be attractive to our customers, and we expect this capability will provide us with growth opportunities.  In addition, we expect that our Total Solutions® capability will increase the relative percentage of value added products that we supply to our customers.

       We believe that we have well-established relationships with our major customers and these relationships, to a significant extent, involve the sale of products that we have developed or modified specifically for our customers' particular product lines. In connection with the launch of a new implant system, our customers typically provide a customized implant-specific instrument set in cases to end-users (hospitals, outpatient centers and physicians) for use with the new implant system. As a result, our sales of instruments and cases in any particular period are significantly impacted by the amount of new product launch activity by our customers. Our revenues are affected by changes in the number and size of orders and the timing of delivery dates. Our revenues have fluctuated in the past and may vary in the future due to the effects of changes in inventory management practices and new product introductions by our customers.

        We have always strived to add more value add to our customers. To continue to meet this goal, sustain our business strategy, and improve our business, we are continually focused on improving our current state and driving growth. We believe these actions will help position us for sustainable long-term profitable growth.

•
Continuous Improvement – We are focused on improving competitiveness by becoming more efficient while strengthening our operating processes and internal controls. Our experienced leadership team is working together to increase efficiency across all functions. We are focused on improving processes utilizing lean principles and techniques.

•
Diversification – Within the orthopedic sector we will continue to expand our product portfolio and build upon the strength of our presence in the large reconstructive joint market. Orthopedic sector diversification will include: spine, trauma, extremities and small joints. During 2008, we invested in new technology focused on the spinal market, including a high precision cell. Diversification outside of the orthopedic market could include areas such dental implants, maxillofacial, laboratory testing and veterinary.

•	Partnership – Continue to develop our existing OEM relationships.

•	Intellectual Property – Expand and develop our intellectual property portfolio with focus on both process and product patents.

•	Organizational Development – Establish an organization structure that is capable of delivering a 5 year growth plan and support business development.

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

        In January 2007, we acquired Clamonta Ltd located in Warwickshire, UK for approximately $10.4 million in cash. Clamonta Ltd was a privately held company that has a 50-year history of supplying precision machined products to the global aerospace industry. Clamonta Ltd’s products will help bridge Symmetry's Total Solutions® business model into the aerospace industry. This acquisition expanded our added value operation within our existing product expertise and supports a major customer by providing a more complete Total Solution®. Clamonta is well known in the industry for producing quality engineered products for aircraft engines. Clamonta Ltd's pre-acquisition management team continues to lead this business unit. This acquisition helps to diversify us and will allow us to capitalize on a long term growth cycle in the aerospace industry.

        In April 2007, we acquired TNCO located in Whitman, Massachusetts for approximately $7.6 million in cash. TNCO was a privately held company that has a 40-year history of designing and supplying precision instruments for arthroscopic, laparoscopic, sinus and other minimally invasive procedures. TNCO's strong intellectual property portfolio and customer relationships extend our product offering into these additional medical fields. TNCO is well known in the industry for designing and producing quality engineered products for minimally invasive procedures. Its operating philosophy closely mirrors our own with its highly skilled engineering team that partners with its clients during the product development cycle and moves efficiently from concept and prototype to production. TNCO sales are expected to benefit significantly as a result of marketing its products through our global sales and distribution network. TNCO's pre-acquisition management team continues to lead this business unit. This acquisition is consistent with our strategy to enhance Symmetry Medical's product offering into medical markets beyond our existing products and allows us to offer our Total Solutions (R)  model to an expanded customer base.

        In August 2007, we acquired SSI and UCA located in Nashville, Tennessee for approximately $15.0 million in cash and at the same time entered into a two year earn-out agreement with the two principals of SSI and UCA specifying receipt of additional consideration if SSI and UCA meet certain earnings levels in 2008 and 2009. These earnings levels were not met in 2008. SSI was a privately held company that has a 30-year history of offering targeted sales, marketing and distribution programs to serve the key surgical specialties of neurological, spine, cardiovascular, ENT, laparoscopy, ophthalmology and orthopedics. SSI's portfolio includes its own line of Ultra Instruments and includes the UCA—Ultra Container sterilization system, a hospital proven, closed container system that is designed to store and transport sterilized instruments. The Ultra Instruments, UCA containers and multiple other product lines are offered through SSI's distribution channels and sold to hospitals with their 25 strong sales staff. This acquisition is consistent with our strategy to enhance Symmetry Medical's product offering into medical markets beyond our existing products and provides a direct access to hospitals and doctors to accelerate our own product designs.

        In January 2008, we acquired DePuy’s New Bedford, Massachusetts instrument manufacturing facility (“New Bedford”).  We purchased substantially all of the assets and real estate of New Bedford for approximately $45.2 million in cash.  New Bedford produces orthopedic instruments, general medical instruments and some small spine related implants. Historically, 100% of the products produced at the facility are for DePuy. Commensing in the third quarter, we began to utilize this facility to serve our other medical customers, as we have a strategy to diversify and expand both product and customer portfolio at this facility.  In connection with the acquisition, we entered into a supply agreement which requires DePuy to make minimum purchases from New Bedford for a four year period. The agreement stipulates that these purchases are incremental to other products we presently or previously produced on DePuy's behalf. The commitment from DePuy totals $106.0 million over the four year period, with specific amounts in each year. Certain key members of New Bedford's pre-acquisition management team continue to lead this business unit. We believe this acquisition strengthens our position as a leading provider to the orthopedic industry and provides additional manufacturing capacity to better serve our broad customer base, builds on our relationship with DePuy, expands our east coast presence and allows us to move forward with an existing skilled workforce to service our growing market.

        Our acquisitions have afforded us the opportunity to offer a comprehensive line of implants, surgical instruments and cases for orthopedic device manufacturers on a global basis, instruments and cases into other medical markets and specialized parts into the aerospace industry.

       The combined Riley, Everest, Clamonta Ltd., TNCO, SSI, UCA and New Bedford acquisitions are further referred to as the “acquired entities”.

         During fiscal 2008, we sold our products to approximately 1,850 customers. Our two largest customers accounted for approximately 33.0% and 11.1% of our revenue in fiscal 2008 and our two largest customers accounted for 17.9% and 11.7% of our revenue in fiscal 2007. Our ten largest customers collectively accounted for approximately 70.7% and 66.9% of our revenue in fiscal 2008 and fiscal 2007, respectively. Within each of our largest customers, we typically serve several product teams and facilities, which reduce our reliance on any single purchasing decision. Approximately 71.5%, 13.0%, 7.5% and 8.0% of our revenue in fiscal 2008 and approximately 61.1%, 18.8%, 9.1% and 11.0% of our revenue in fiscal 2007 was from sales to the United States, United Kingdom, Ireland and other foreign countries, respectively.

        Our revenue from the sale of implants, instruments, cases and other products represented 29.0%, 41.9%, 20.4% and 8.7% respectively, of our revenue in fiscal 2008, compared with 33.3%, 27.2%, 26.5% and 13.0% respectively, of our revenue in fiscal 2007.

Results of Operations

        The following table summarizes our consolidated results of operations for each of the past three years.  Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Fiscal Year
	2008		2007		2006
		% of		% of		% of
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
Statement of Operations Data:
Revenue	$423.4	100.0%	$290.9	100.0%	$245.0	100.0%
Cost of Revenue	323.1	76.3%	238.3	81.9%	188.6	77.0%

Gross Profit	100.3	23.7%	52.6	18.1%	56.4	23.0%
Selling, general, and administrative expenses	58.3	13.8%	39.5	13.6%	28.3	11.5%

Operating Income	42.0	9.9%	13.1	4.5%	28.2	11.5%
Other (income) expense:
Interest expense	10.1	2.4%	6.9	2.4%	4.4	1.8%
Derivatives valuation (gain)/loss	(2.5)	(0.6)%	1.7	0.6%	2.3	0.9%
Other	2.9	0.7%	(0.5)	(0.2)%	(3.7)	(1.5)%

Income before income taxes	31.5	7.4%	4.9	1.7%	25.1	10.3%
Income tax expense	7.5	1.8%	5.1	1.7%	6.6	2.7%

Net income (loss)	$24.0	5.6%	$(0.1)	0.0%	$18.5	7.6%

Fiscal Year 2008 Compared to Fiscal Year 2007

        Revenue.    Revenue for fiscal 2008 increased $132.5 million, or 45.5% to $423.4  million from $290.9 million in fiscal 2007. Revenue for each of our principal product categories in these periods was as follows:

Product Category

	2008	2007
	(in millions)
Implants	$122.6	$96.8
Instruments	177.5	79.1
Cases	86.4	77.2
Other	36.9	37.8

Total	$423.4	$290.9

        The $132.5 million increase in revenue resulted from organic growth of 23.4% and the impact of recent acquisitions.  Implant revenue increased $25.8 million in fiscal 2008 which was primarily driven by increased organic customer demand as well our New Bedford acquisition in January 2008, which added $7.4 million of implant revenue. The increase in instrument revenue of $98.4 million for fiscal 2008 was driven by a 52.4% increase in organic customer demand and $57.0 million of additional instrument revenue from acquired entities. Case revenues increased $9.2 million for fiscal 2008 primarily due to increased organic customer demand. The decrease in other revenue was driven by reduced customer demand.  Impacts of unfavorable foreign currency exchange rate fluctuations negatively affected our 2008 revenue by $2.7 million.

        We estimate that global orthopedic device procedures grew at approximately 6% to 7% in 2008 and expect similar industry procedure growth in the future. In the second half of 2007 and during 2008, we experienced increased organic demand from our customers as many of them experienced significant product launches.

        Gross Profit.    Gross profit for fiscal 2008 increased $47.8 million, or 90.9%, to $100.4 million from $52.6 million in fiscal 2007. Gross profit was positively impacted by the 45.5% increase in revenue.  The increase was also driven by gross profit as a percentage of revenue which increased by 5.6%.  This increase in gross profit percentage was driven by increased leverage of fixed costs at our operations which experienced an increase in revenues during the period while controlling infrastructure costs and improvements at our Sheffield, UK facility. Our Sheffield, UK operation experienced improved gross profit as a percentage of revenue versus 2007 driven by higher selling prices, lower costs and improved operational management. We continue to drive improvements at Sheffield and anticipate continued improvements in the future.  Changes in foreign exchange rates positively affected our total year 2008 gross profit by $0.4 million.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in fiscal 2008 increased $18.9 million, or 47.8%, to $58.3 million from $39.5 million in fiscal 2007. This increase was primarily driven by the inclusion of $8.1 million of incremental expenses related to acquired entities. Additional incremental costs were driven by a $7.4 million increase in employee compensation costs including $2.6 million of an increase in non-cash stock-based compensation expense.  Expenditures associated with the Sheffield investigation and restatement process increased $1.2 million from $3.5 million in 2007 to $4.7 million in 2008. As a percentage of revenue, selling, general and administrative expenses were 13.8% of revenue in fiscal 2008 as compared to 13.6% in fiscal 2007.  Changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $0.4 million.

        Other (Income) Expense.    Interest expense for fiscal 2008 increased $3.2 million, or 45.9%, to $10.1 million from $6.9 million in fiscal 2007. This increase primarily reflects expense from the increase in debt incurred for acquisitions as well as higher interest rates in the first quarter 2008 due to the debt covenant violations related to the Sheffield accounting irregularities. The net derivatives gain in fiscal 2008 consisted of a $1.8 million loss on interest rate SWAP valuation, offset by a $4.3 million gain on the settlement of foreign currency forward contracts. The interest rate SWAPs are used to convert our variable rate long-term debt to fixed rates. The foreign currency forwards are used to mitigate fluctuations in foreign currency on the statement of operations. The gain of the foreign currency valuation for fiscal 2008 offset losses on foreign currency fluctuations, primarily related to intercompany loans that are included within other expense of $3.3 million.

         Provision for Income Taxes.   Our effective tax rate in fiscal year 2008 was 23.8% compared to 38.2% in fiscal 2007.  This rate is lower than the U.S. Federal statutory rate primarily from tax benefits of $12.0 million from the realization of losses on the Corporation’s initial investment in the Sheffield, UK operations of partially offset by additional tax provisions for uncertain tax positions of $2.2 million.  We also recognized $3.0 million of valuation allowance against foreign losses incurred during the year.

Fiscal Year 2007 Compared to Fiscal Year 2006

        Revenue.    Revenue for fiscal 2007 increased $45.9 million, or 18.7%, to $290.9 million from $245.0 million in fiscal 2006. Revenue for each of our principal product categories in these periods was as follows:

Product Category

	2007	2006
	(in millions)
Implants	$96.8	$91.9
Instruments	79.1	66.8
Cases	77.2	62.2
Other	37.8	24.1

Total	$290.9	$245.0

        The $45.9 million increase in revenue resulted from increased implant, instrument, cases and other sales of $5.0 million, $12.2 million, $15.0 million and $13.7 million, respectively. The increase in implant revenue for fiscal 2007 was primarily driven by the acquisition of Everest Metal in August 2006 which added additional revenue during 2007. The increase in instrument revenues for fiscal 2007 was primarily driven by our SSI acquisition in September 2007 which added $7.5 million of revenue and the addition of our TNCO acquisition in April 2007 which added $4.2 million of revenue. Case revenues increased $15.0 million for fiscal 2007 primarily due to increase in overall sales to our top five customers related to a significant increase in demand for new product launches and the inclusion of a full year of sales for Riley Medical following its acquisition in May 2006. The increase in other revenue was driven by the acquisition of Clamonta Ltd. completed in January 2007, which added $11.3 million of revenue. Change in foreign exchange rates positively affected our total year 2007 revenue by $7.6 million.

        We estimate that global orthopedic device procedures grew at approximately 7% to 8% in 2007. In the second half of 2006 and the first half of 2007, our customers used inventory that had built up in their distribution channel because of their reduced growth in the first quarter of 2006. During the second half of 2007, demand from our major customers returned to more normalized rates and was complemented by an increase in our customers' new product launches.

        Gross Profit.    Gross profit for fiscal 2007 decreased $3.9 million, or 6.8%, to $52.6 million from $56.4 million in fiscal 2006. Gross profit was positively impacted by the $45.9 million increase in revenue driven by our 2007 and 2006 acquisitions. However, this positive impact was more than offset by the decline in gross profit as a percentage of revenue of 4.9%. This decline was driven by higher raw material costs at several of our operations as a percentage of selling price due to higher material costs during the period. Also impacting our gross profit percentage was a reduced leveraging of fixed costs at our U.S. operations which experienced a decline in revenues during the period while maintaining their cost structures to be prepared for the ramp up in production experienced in the latter half of 2007 and in 2008. Finally, our Sheffield, UK operation experienced significantly higher costs as a percentage of revenue driven by higher fixed costs for depreciation, the adverse impacts of a flood during the second quarter, and other increased costs of manufacturing related to operational management inefficiencies. We have commenced a full and complete review of Sheffield's operations and anticipate improvements in 2009 and into the future.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses in fiscal 2007 increased $11.2 million, or 39.6%, to $39.5 million from $28.3 million in fiscal 2006. This increase was primarily driven by the inclusion of $6.5 million of expenses related to Clamonta Ltd., TNCO, SSI, UCA, Riley Medical and Everest Metal since their respective dates of acquisition. These expenses include $1.1 million of amortization related to intangibles acquired in our recent acquisitions. As a percentage of revenue, selling, general and administrative expenses increased to 13.6% of revenue in fiscal 2007 from 11.5% in fiscal 2006. This increase as a percentage of revenue was driven by the $3.5 million of professional fees and expenses incurred in 2007 to complete the Sheffield, UK investigation and related restatement. Changes in foreign exchange rates increased our selling, general and administrative expenses by $0.6 million.

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

Liquidity and Capital Resources

        Our principal sources of liquidity in fiscal 2008 were cash generated from operations and borrowings under our term loan facility. Principal uses of cash in fiscal 2008 included the acquisition of New Bedford, increased working capital related to our recent acquisitions, capital expenditures and debt service.   We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions. In January 2008, we obtained a new $60.0 million term loan with a five year maturity to fund the $45.2 million New Bedford acquisition and to pay down borrowings under our revolving credit facility.

Cash Flows

        The following table summarizes our primary sources and uses of cash in the periods presented:

	Fiscal Year Ended
	2008	2007	2006
	(in millions)
Net Cash Flow provided by (used in):
Operating activities	$25.7	$24.7	$32.6
Investing activities	(68.0)	(40.8)	(72.9)
Financing activities	41.5	15.5	39.0
Effect of exchange rate changes on cash and cash equivalents	(1.1)	1.0	0.5

Net increase (decrease) in cash and cash equivalents	$(1.9)	$0.4	$(0.8)

        Operating Activities.    We generated cash from operations of $25.7 million in fiscal 2008 compared to $24.7 million in fiscal 2007. This slight increase is primarily the result of an increase in net income, partially offset by an increase in net working capital requirements. Working capital used $31.9 million of cash in 2008 compared to cash generation of $7.3 million in 2007.  This additional cash usage from net working capital is primarily due to the increase in accounts receivable and inventory, with a decrease in accounts payable as a result of the New Bedford growth in working capital from its date of acquisition and strong organic revenue growth.

        Investing Activities.    Net cash used in investing activities was $68.0 million for fiscal 2008 compared to $40.8 million in fiscal 2007. Investing activities in fiscal 2008 consisted of $22.8 for capital expenditures and $46.6 million primarily related to the New Bedford acquisition. Our investing activities in fiscal 2007 consisted of $8.8 million for capital expenditures and $33.7 million for the acquisitions of Clamonta, TNCO, SSI and UCA. These expenditures were partially offset by the proceeds from the sale of excess land in the UK of $1.4 million.

        Financing Activities.    Financing activities provided $41.5 million of cash in fiscal 2008. This increase in cash is primarily due to $60.0 million borrowings used to finance the New Bedford acquisition offset by debt repayments. This is compared to the 2007 proceeds of $32.6 million used to finance the Clamonta Ltd, TNCO, SSI and UCA acquisitions.

        Capital Expenditures.    Capital expenditures totaled $22.8 million in fiscal 2008, compared to $8.8 million in fiscal 2007 and $20.3 million in fiscal 2006, and were primarily used to expand and enhance production capacity in several of our facilities, including the addition of a high precision machining cell to better serve the spine market. In 2007, we replaced equipment and increased capacity with new equipment. We expect capital expenditures for fiscal 2009 to total approximately $20.0 million.

Debt and Credit Facilities

        In connection with our initial public offering in the fourth quarter of fiscal 2004, we entered into a $75.0 million senior secured credit facility, consisting of a $35.0 million five-year term loan ("Term Loan A") and a $40.0 million five-year revolving credit facility. In the second quarter of 2006, we amended and restated this credit facility to increase our term loans by $40.0 million ("Term Loan A-1") and extended the revolving credit facility to June 2011. In the first quarter of 2008 we amended the credit facility to increase our term loans by $60.0 million (“Term Loan A-2”). As of January 3, 2009, we had an aggregate of approximately $128.9 million of outstanding indebtedness, which consisted of the following:

•	An aggregate of $124.5 million of borrowings under our senior credit facility; and
•	$4.4 million of capital lease obligations.

        Borrowings under this senior credit facility bear interest at a floating rate, which is either a base rate, or at our option, a London Interbank Offered Rate ("LIBOR") rate, plus an applicable margin. As of January 3, 2009, an aggregate of $106.5 million was outstanding under the term loans at a weighted average interest rate of 2.8125%. As of January 3, 2009, we had $18.0 million borrowings outstanding under the revolving credit facility. We had one outstanding letter of credit as of January 3, 2009 in the amount of $1.0 million.

        Historically, we have had a significant amount of variable rate long-term indebtedness. We have managed our exposure to changes in interest rates by entering into interest rate swap agreements. These agreements do not qualify for hedge accounting under the applicable accounting guidelines and, as a result, we are required to record changes to the fair market value of these agreements in our statement of operations for each period. We recorded interest rate swap valuation expense of $1.8 million, $1.4 million and $1.1 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. For additional information regarding our interest rate swap agreements, see "Quantitative and Qualitative Disclosures about Market Risks—Interest Rate Risk."

        Our senior credit agreement ("Senior Credit Agreement") contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. The Senior Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, payment of dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The senior credit facility is secured by substantially all of our assets. Our Senior Credit Agreement also contains customary events of default. We were in compliance with all of our covenants as of January 3, 2009.

        As previously disclosed, in October 2007, we discovered accounting irregularities at our Sheffield, UK operating unit, resulting in our lenders’ administrative agent's notice to the Corporation that a default had occurred under the Senior Credit Agreement. On October 10, 2007, we entered into a forbearance agreement under which the lenders agreed to forbear until January 7, 2008, from exercising the rights and remedies available to them under the Senior Credit Agreement with respect to the events of default.

        On December 14, 2007, the Corporation, certain of the Corporation's subsidiaries, and Wachovia Bank, National Association, as Administrative Agent, entered into a Waiver, Amendment and Term A-2 Loan Incremental Term Loan Amendment to Amended and Restated Credit Agreement ("Waiver"). Pursuant to the terms of the Waiver, the Administrative Agent waived specified events of default existing under the Senior Credit Agreement. In addition, the Administrative Agent, on behalf of itself and certain other lenders, (i) consented to the New Bedford acquisition, (ii) committed to extend additional senior secured credit in the aggregate amount of $60.0 million (the "Incremental Term Loan" or "Term Loan A-2"), and (iii) modified the terms of the Senior Credit Agreement accordingly. Proceeds of the Incremental Term Loan were used to fund the New Bedford acquisition; to pay, in part, the Corporation's existing revolving credit facility; and to pay fees and expenses in connection with the Waiver.

        On January 25, 2008, the New Bedford acquisition was completed and the Incremental Term Loan was funded. The Incremental Term Loan will mature June 13, 2011. Quarterly installments of principal are to be paid so as to reduce the remaining principal balance by approximately ten percent (10%) in 2009, fifteen percent (15%) in 2010 and seventy percent (70%) in 2011. The Corporation retained the right to have borrowed funds bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin or at a "base rate" plus an applicable margin under the Waiver. The applicable margins increased by 0.50% and the Corporation was limited in its ability to borrow under the revolving credit facility until the Corporation became current in filing its reports under Section 13 and 15(d) of the Securities Exchange Act. Other terms of the Senior Credit Agreement remained substantially unchanged by the Waiver.

        On March 27, 2008, the Corporation, certain of its subsidiaries and Wachovia Bank, National Association, as Administrative Agent, entered into a Second Amendment and Waiver to the Amended and Restated Credit Agreement ("Second Amendment") for purposes of waiving events of default under the Senior Credit Agreement relating to the Sheffield accounting irregularities and the Corporation's required financial statement filing deadlines. The Second Amendment waived an event of default and amended the terms of the Senior Credit Agreement to accommodate the financial impact of the Sheffield accounting irregularities and extended the deadline for the Corporation to file its financial statements as required under Sections 13 and 15(d) of the Securities Exchange Act to April 14, 2008.

        On April 14, 2008, the Corporation notified the Administrative Agent that the filing of its Annual Report on Form 10-K would be extended beyond the April 14, 2008 target date; certain other financial statements as required by the Senior Credit Agreement would be provided beyond the time established by the Senior Credit Agreement; and professional fees incurred in connection with the Sheffield accounting irregularities would cause the Corporation to be unable to comply with a financial covenant of the Senior Credit Agreement. The Administrative Agent, for the Corporation’s lenders, informed the Corporation that an event of default had occurred due to these circumstances. Under the circumstances, the Administrative Agent had the right to accelerate the financial obligations of the Corporation under the Senior Credit Agreement, but did not.

        On April 22, 2008, the Corporation, certain of its subsidiaries and Wachovia Bank, National Association, as Administrative Agent, entered into a Third Amendment and Waiver to Amended and Restated Credit Agreement (“Third Amendment”) for the purposes of waiving the described defaults. Accordingly, the Corporation obtained from the lenders (i) a waiver of the Events of Default, (ii) an extension of the deadline by which the Corporation was required to file its 2007 Form 10-K, and (iii) an extension of the deadline by which the Corporation was required to file its 2008 first quarter quarterly report on Form 10-Q. In addition, the Corporation obtained changes to the Credit Agreement which includes temporary adjustments to its financial statement covenants.

        On June 24, 2008, the Corporation filed its 2008 first quarter filing on Form 10-Q and met all of the requirements under the Third Amendment.  As such, the interest margin decreased 0.50% and the restrictions on borrowings were lifted.

        We hold certain property and equipment pursuant to capital leases. As of January 3, 2009, these leases have future minimum lease payments of $1.6 million, $1.0 million, $0.9 million, $0.9 million and $0.8 million in each of the next 5 fiscal years and $2.2 million thereafter.

        The term loans require quarterly payments of scheduled principal and interest, with annual scheduled principal payments increasing each year. Term Loan A matures in December 2009. Term Loan A-1, Term Loan A-2 and borrowings under the revolving credit facility mature in June 2011.

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

Contractual Obligations and Commercial Commitments

        The following table reflects our contractual obligations as of January 3, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations (1) (2)	$124.5	$16.9	$67.9	$39.7	$-
Capital lease obligations	7.6	1.6	2.0	1.8	2.2
Operating lease obligations	5.7	2.0	2.4	0.7	0.6
Purchase obligations (3)	20.1	8.7	11.4	-	-

Total	$157.9	$29.2	$83.7	$42.2	$2.8

 (1)Represents principal maturities only and, therefore, excludes the effects of interest and interest rate swaps.

 (2)In January 2008, we entered into a new term loan for $60.0 million for the purchase of New Bedford. The proceeds paid down $13.5 million of the revolving loan due in 2011.

(3)Predominantly represents purchase agreements to buy minimum quantities of cobalt chrome and titanium through December 2011.

(4)Liabilities for unrecognized tax benefits of $8.7 million are excluded as reasonable estimates could not be made regarding the timing of future cash outflows associated with those liabilities.

Off-Balance Sheet Arrangements

        Our off balance sheet arrangements include our operating leases and letters of credit, which are available under the senior credit facility. We had one letter of credit outstanding as of January 3, 2009 in the amount of $1.0 million.

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

        We incurred approximately $0.6 million and $0.2 million in capital expenditures for environmental, health and safety in 2008 and 2007, respectively. During 2008, our significant purchases included an EP passivate system and a wet dust collection system.  In 2007, we upgraded our HVAC and dust collection system at multiple locations.

        In connection with our recent acquisitions, we completed Phase I environmental assessments and did not find any significant issues that we believe needed to be remediated. We cannot be certain that environmental issues will not be discovered or arise in the future related to these acquisitions.

        In conjunction with the New Bedford acquisition, we purchased $5.0 million of environmental insurance coverage for this facility. This policy period expires January 25, 2013.  In 2000, we purchased pollution legal liability insurance that covers certain environmental liabilities that may arise at our Warsaw, Indiana facility, at a former facility located in Peru, Indiana, and at certain non-owned locations that we use for the disposal of waste. The insurance has a $5.0 million aggregate limit and is subject to a deductible and certain exclusions. The policy period expires in 2010. While the insurance may mitigate the risk of certain environmental liabilities, we cannot guarantee that a particular liability will be covered by this insurance.

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

Business Combinations, Goodwill and Intangible Assets

        In July 2001, the Financial Accounting Standards Board, or "FASB," issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets . SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. In June 2007, the FASB issued SFAS No. 141(R), Business Combinations, which amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001.

        We perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate or an adverse regulatory action. We completed our annual impairment tests in 2008 and 2007 which did not result in the impairment of our goodwill or intangible assets at any reporting unit within the Corporation.  In 2005, our annual impairment test resulted in the impairment of goodwill and intangible assets at the Sheffield, UK reporting unit of $32.1 million and $1.5 million, respectively.

        The assessment of the recoverability of long-lived assets reflects management’s assumptions and estimates.  Factors that management must estimate when performing impairment tests include sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending.  Significant management judgment is involved in estimating these factors, and they include inherent uncertainties.  Measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific reporting unit to which the assets are attributed.  Changes in these estimates could change our conclusion regarding the impairment of goodwill or other intangible assets and potentially result in a non-cash impairment in the future period.  Subsequent to year end, there was a significant decline in general economic conditions.  A continued decline in general economic conditions, including a sustained decline in our market capitalization relative to our net book value could materially impact our judgments and assumptions about the fair value of our business.  If general economic conditions do not improve we may be required to record a goodwill impairment charge during 2009.

Foreign Currency Accounting

        Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. Currency translation adjustments have been recorded as a separate component of shareholders' equity. Foreign currency transaction gains and losses resulting from a subsidiary's foreign currency denominated assets and liabilities included in other income were a $3,309 loss, $1,102 loss, and $2,679 gain in 2008, 2007 and 2006, respectively.

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

New Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. This Statement was effective for the Corporation on December 20, 2007. The adoption of this Statement did not have a material impact on our financial position, results of operations or cash flows.

        In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations. This statement amends SFAS 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for our business combinations occurring on or after January 4, 2009. We are currently evaluating the potential impacts of the adoption of SFAS 141(R).

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

        We are exposed to market risk from fluctuations in interest rates. We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt and through the use of interest rate swaps. The objective of the swaps is to more effectively balance borrowing costs and interest rate risk. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At January 3, 2009, we had approximately $127.8 million of variable rate debt. The weighted average interest rate for this debt in 2008 was 3.15%. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $1.3 million, before giving effect to the interest rate swap agreements described below.

        We entered into an interest rate swap agreement to hedge $35.0 million of our variable rate term loans into a fixed rate obligation for an approximately three-year period ending June 30, 2006. We received payments at variable rates, while we made payments at a fixed rate of 2.285% per annum.  We also entered into an interest rate swap agreement to economically hedge $15.0 million of our variable rate term loans into a fixed rate obligation for the period commencing on June 30, 2006 and ending on December 31, 2007. We received payments at variable rates, while we made payments at a fixed rate of 3.98% per annum.

When we borrowed $40.0 million to acquire Riley Medical in May 2006, we subsequently entered into an interest rate swap agreement to economically hedge the $40.0 million of debt at a fixed payment obligation of 5.45% per annum for the period commencing on July 3, 2006 and ending on June 10, 2011.

Subsequent to year end on January 13, 2009, we entered into an interest rate swap agreement to hedge $64.1 million of our variable rate term loans into a fixed rate obligation until June 13, 2011. We will receive payments at variable rates, while we make payments at a fixed rate of 1.3375%.

Foreign Currency Risk

        Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. As a result of our acquisitions, we have significant operations in the United Kingdom. Consequently, a significant portion of our operating results are generated in currencies other than the U.S. dollar, principally the pound sterling and Euro.  Our operating results are therefore impacted by exchange rate fluctuations to the extent we are unable to match revenue received in such currencies with costs incurred in such currencies.

        As a global company with operations in the United Kingdom, France, Ireland and Malaysia, we experienced an impact from foreign exchange in fiscal 2008. As a result of the fluctuation in rates, our revenue decreased for the fourth quarter 2008 by $5.9 million and for the total year 2008 by $2.7 million. The fluctuation in rates decreased our gross margin for the fourth quarter 2008 by $0.6 million and increased our gross margin by $0.4 million for the total year 2008. The impact of rates increased our net income by $0.8 million in the fourth quarter and for the total year 2008 by $1.5 million.

        We entered into foreign currency forward contracts to mitigate fluctuations in foreign currency on the statement of operations. The gain of the foreign currency valuation of $4.3 million included in derivative income for 2008 offset foreign currency transaction loss included within the other expense of $3.3 million. As of January 3, 2009, we did not have any outstanding contracts.

        Our primary exposures to foreign currency exchange fluctuations are pound sterling/US dollar and Euro/US dollar. At January 3, 2009, the potential reduction in earnings from a hypothetical instantaneous 10.0% increase or decrease in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be approximately $1.4 million, net of tax. This foreign currency sensitivity model is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10.0% because such synchronized changes are unlikely to occur.

Commodity Price Risk

        We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities, such as titanium, stainless steel, cobalt chrome and aluminum. Given the historical volatility of certain commodity prices, this exposure can impact product costs. Because we typically do not set prices for our products in advance of our commodity purchases, we can take into account the cost of the commodity in setting our prices for each order. However, to the extent that we are unable to offset the increased commodity costs in our product prices, our results would be affected. A hypothetical instantaneous 10.0% change in commodity prices would have an immaterial impact on our results of operations in fiscal 2008.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

Symmetry Medical, Inc.

Consolidated Balance Sheets

	January 3,	December 29,
	2009	2007
	(In Thousands)

Assets:
Current Assets:
Cash and cash equivalents	$10,191	$12,089
Accounts receivable, net	52,845	42,992
Inventories	61,111	45,353
Refundable income taxes	6,610	6,516
Deferred income taxes	3,993	2,551
Derivative valuation asset	-	2
Other current assets	3,154	2,940

Total current assets	137,904	112,443
Property and equipment, net	115,045	100,424
Goodwill	153,521	141,985
Intangible assets, net of accumulated amortization	45,039	44,567
Other assets	1,728	1,011

Total Assets	$453,237	$400,430

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$26,929	$34,518
Accrued wages and benefits	12,784	10,922
Other accrued expenses	5,186	8,096
Income tax payable	2,637	2,394
Derivative valuation liability	-	74
Deferred income taxes	-	407
Revolving line of credit	2,495	6,511
Current portion of capital lease obligations	1,034	2,487
Current portion of long-term debt	16,900	10,900

Total current liabilities	67,965	76,309
Deferred income taxes	18,131	12,136
Derivative valuation liability	3,771	1,917
Capital lease obligations, less current portion	3,356	4,032
Long-term debt, less current portion	107,600	68,500

Total Liabilities	200,823	162,894

Commitments and contingencies (Note 14)

Shareholders' Equity:

Common Stock, $.0001 par value; 72,410 shares authorized; shares issued January 3, 2009—35,801; December 29, 2007—35,444	4	4
Additional paid-in capital	275,890	272,623
Accumulated deficit	(21,507)	(45,526)
Accumulated other comprehensive income (loss)	(1,973)	10,435

Total Shareholders' Equity	252,414	237,536

Total Liabilities and Shareholders' Equity	$453,237	$400,430

See accompanying notes to consolidated financial statements.

Symmetry Medical, Inc.

 Consolidated Statements of Operations

	Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(In Thousands, Except Per Share Data)

Revenue	$423,406	$290,922	$245,017
Cost of Revenue	323,048	238,343	188,579

Gross Profit	100,358	52,579	56,438
Selling, general and administrative expenses	58,340	39,484	28,278

Operating Income	42,018	13,095	28,160
Other (income)/expense:
Interest expense	10,092	6,917	4,448
Derivatives valuation (gain)/loss	(2,460)	1,740	2,317
Other	2,874	(503)	(3,699)

Income before income taxes	31,512	4,941	25,094
Income tax expense	7,493	5,090	6,580

Net income (loss)	$24,019	$(149)	$18,514

Net income per share:
Basic	$0.68	$-	$0.53
Diluted	$0.68	$-	$0.53

Weighted average common shares and equivalent shares outstanding:
Basic	35,170	35,089	34,829
Diluted	35,357	35,268	35,156

See accompanying notes to consolidated financial statements.

Symmetry Medical, Inc.

 Consolidated Statements of Shareholders' Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Total
Balance at December 31, 2005	$3	$268,973	$(63,891)	$2,675	$207,760
Comprehensive income:
Net income			18,514		18,514
Other comprehensive income—
Foreign currency translation adjustment				4,589	4,589
Comprehensive income					$23,103
Exercise of Common Stock warrants
Exercise of Common Stock options	1	1,463			1,464
Amortization of unearned compensation cost		11			11
Issuance of Common Stock—
Employee Stock Purchase Plan		269			269
Balance at December 30, 2006	$4	$270,716	$(45,377)	$7,264	$232,607
Comprehensive income:
Net loss			(149)		(149)
Other comprehensive income—
Foreign currency translation adjustment				3,171	3,171
Comprehensive income					$3,022
Exercise of Common Stock options		1,416			1,416
Amortization of unearned compensation cost		362			362
Issuance of Common Stock—
Employee Stock Purchase Plan		129			129
Balance at December 29, 2007	$4	$272,623	$(45,526)	$10,435	$237,536
Comprehensive income:
Net income			24,019		24,019
Other comprehensive income (loss)—
Foreign currency translation adjustment				(12,408)	(12,408)
Comprehensive income					$11,611
Exercise of Common Stock options		371			371
Amortization of unearned compensation cost		2,875			2,875
Issuance of Common Stock—
Employee Stock Purchase Plan		312			312
Restricted Stock		(291)			(291)
Balance at January 3, 2009	$4	$275,890	$(21,507)	$(1,973)	$252,414

See accompanying notes to consolidated financial statements.

Symmetry Medical, Inc.

Consolidated Statements of Cash Flow

	Years Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
	(In Thousands)

Operating activities
Net income (loss)	$24,019	$(149)	$18,514
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	18,524	17,741	15,837
Amortization	2,939	2,257	1,185
Net (gain)/loss on sale of assets	(464)	153	(1,211)
Deferred income tax provision	3,475	(1,873)	619
Excess tax benefit from stock-based compensation	(568)	(845)	(1,062)
Stock-based compensation	2,875	362	11
Derivative valuation change	1,782	256	2,317
Foreign currency transaction (gains) losses	5,025	(530)	(2,657)
Change in operating assets and liabilities:
Accounts receivable	(14,944)	(3,968)	9,981
Other assets	(1,083)	1,401	1,207
Inventories	(12,136)	(5,238)	(1,254)
Current income taxes	(1,377)	615	(3,345)
Accounts payable	(2,131)	8,020	(5,729)
Accrued expenses and other	(263)	6,454	(1,772)

Net cash provided by operating activities	25,673	24,656	32,641

Investing activities
Purchases of property and equipment	(22,756)	(8,846)	(20,330)
Proceeds from the sale of fixed assets	1,374	1,731	2,444
Acquisitions, net of cash received	(46,584)	(33,660)	(55,011)

Net cash used in investing activities	(67,966)	(40,775)	(72,897)

Financing activities
Proceeds from bank revolver	97,663	64,880	77,993
Payments on bank revolver	(100,680)	(44,177)	(73,479)
Issuance of long-term debt	60,000	-	40,000
Payments on long-term debt and capital lease obligations	(16,388)	(6,756)	(6,922)
Proceeds from the issuance of common stock	357	700	673
Excess tax benefit from stock-based compensation	568	845	1,062
Debt issuance costs paid	-	-	(355)

Net cash provided by financing activities	41,520	15,492	38,972
Effect of exchange rate changes on cash	(1,125)	995	534

Net increase (decrease) in cash and cash equivalents	(1,898)	368	(750)
Cash and cash equivalents at beginning of period	12,089	11,721	12,471

Cash and cash equivalents at end of period	$10,191	$12,089	$11,721

Supplemental disclosures:
Cash paid for interest	$9,335	$5,458	$3,547

Cash paid for income taxes	$4,946	$4,672	$8,534

Assets acquired under capital leases	$639	$195	$213

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

1. Description of the Business

        The consolidated financial statements include the accounts of Symmetry Medical, Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), Symmetry Medical USA Inc., Jet Engineering, Inc., Ultrexx, Inc., Riley Medical, Inc., Symmetry Medical Switzerland SA (formerly known as Riley Medical Europe, SA), Symmetry Medical Everest LLC, Everest Metal International Limited, Symmetry Medical Cheltenham Limited, Symmetry Medical PolyVac, SAS, Thornton Precision Components Limited (“Thornton”), Symmetry Medical Malaysia SDN, Clamonta Limited, Specialty Surgical Instrumentation, Inc., UCA, LLC., TNCO, Inc. and Symmetry Medical New Bedford, LLC.

        Symmetry Medical, Inc. is a leading independent provider of implants and related instruments and cases to global orthopedic device manufacturers. The Corporation designs, develops and produces these products for companies in other segments of the medical device market, including the dental, osteobiologic and endoscopy segments, and also provides limited specialized products to non-healthcare markets, such as the aerospace market.

On January 25, 2008, the Corporation acquired DePuy Orthopaedics, Inc's ("DePuy") New Bedford, Massachusetts instrument manufacturing facility ("New Bedford"). This facility manufactures orthopedic instruments as well as general surgical instruments and small implants.

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

        On August 31, 2006, the Corporation acquired certain assets of Everest Metal Finishing, LLC and all of the stock of Everest Metal International Limited (collectively “Everest Metal”). Everest Metal specializes in implant finishing.

        On May 2, 2006, the Corporation acquired all of the stock of Riley Medical, Inc., a privately owned company based in Auburn, Maine, and a Riley Medical Europe SA, its Swiss subsidiary (collectively “Riley Medical”). Riley Medical is a leading designer and manufacturer of speciality cases and trays for the global medical market.

               Refer to Note 3 for further discussion of these acquisitions.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Year End

        The Corporation's fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2008 is a 53 week year (ending January 3, 2009) with fiscal 2007 (ending December 29, 2007) and fiscal 2006 (ending December 30, 2006) were each 52 weeks. References in these consolidated financial statements to 2008, 2007 and 2006 refer to these financial years, respectively.

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

2. Summary of Significant Accounting Policies (Continued)

Inventories

        Inventories generally are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. Costs include material, labor and manufacturing overhead costs. Inventory balances are reviewed monthly for excess products or obsolete inventory levels and written down, if necessary, to net realizable value.

        Inventories consist of the following:

	January 3,	December 29,
	2009	2007

Raw material and supplies	$12,502	$9,244
Work-in-process	31,420	21,412
Finished goods	17,189	14,697

	$61,111	$45,353

Property and Equipment

        Property and equipment, which includes assets under capital lease, are stated on the basis of cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets or lease terms, whichever is shorter. Repair and maintenance costs are charged to expense as incurred.

        Property and equipment, including depreciable lives, consists of the following:

	January 3,	December 29,
	2009	2007
Land	$6,473	$6,759
Buildings and improvements (20 to 40 years)	40,183	44,274
Machinery and equipment (5 to 15 years)	127,716	98,974
Office equipment (3 to 5 years)	10,859	8,909
Construction-in-progress	4,227	2,786

	189,458	161,702
Less accumulated depreciation	(74,413)	(61,278)

	$115,045	$100,424

Goodwill

        The changes in the carrying amounts of goodwill for the years ended January 3, 2009 and December 29, 2007, are as follows:

Balance as of December 30, 2006	$129,966
Goodwill acquired	10,886
Effects of foreign currency	1,133
Balance as of December 29, 2007	$141,985
Goodwill acquired	12,265
Effects of foreign currency	(729)
Balance as of January 3, 2009	$153,521

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is subject to an annual impairment test in accordance with this statement. Goodwill is defined by the Corporation as the excess of purchase cost over the fair value of the net tangible and identifiable intangible assets acquired. Statement No. 142 requires the Corporation to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. Potential impairment is determined by comparing estimated fair value to the net book value of the reporting unit. Fair value is calculated as the present value of estimated future cash flows. The Corporation has multiple operating segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Corporation has defined its reporting units at the operating segment level as this is the lowest level for which discrete financial information is available and the operating results of that component are regularly reviewed by management.  The Corporation completed its annual impairment testing and concluded that no impairment of goodwill existed for fiscal 2008, 2007 or 2006.

        The assessment of the recoverability of long-lived assets reflects management’s assumptions and estimates.  Factors that management must estimate when performing impairment tests include sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending.  Significant management judgment is involved in estimating these factors, and they include inherent uncertainties.  Measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific reporting unit to which the assets are attributed.  Changes in these estimates could change our conclusion regarding the impairment of goodwill or other intangible assets and potentially result in a non-cash impairment in the future period.  Subsequent to year end, there was a significant decline in general economic conditions.  A continued decline in general economic conditions, including a sustained decline in our market capitalization relative to our net book value could materially impact our judgments and assumptions about the fair value of our business.  If general economic conditions do not improve we may be required to record a goodwill impairment charge during 2009.

2. Summary of Significant Accounting Policies (Continued)

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

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 142,Goodwill and Other Intangible Assets, intangible assets with an indefinite life are not amortized but are subject to review each reporting period to determine whether events and circumstances continue to support an indefinite useful life as well as an annual impairment test in accordance with this statement.  The Corporation reviewed its intangible assets in accordance with SFAS No. 142 and has not recorded any impairment related to these assets for fiscal 2008, 2007 or 2006.

        As of January 3, 2009, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Acquired technology and patents	10 years	$2,295	$(713)	$1,582
Acquired customers	18 years	42,330	(6,596)	35,734
Non-compete agreements	5 years	559	(243)	316
Intangible assets subject to amortization	17 years	45,184	(7,552)	37,632

Proprietary processes	Indefinite			3,428
Trademarks	Indefinite			3,979
Indefinite-lived intangible assets, other than goodwill				7,407

Total				$45,039

As of December 29, 2007, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Acquired technology and patents	10 years	$2,442	$(507)	$1,934
Acquired customers	18 years	38,070	(4,168)	33,902
Non-compete agreements	5 years	593	(131)	462
Intangible assets subject to amortization	18 years	41,105	(4,806)	36,298

Proprietary processes	Indefinite			3,913
Trademarks	Indefinite			4,356
Indefinite-lived intangible assets, other than goodwill				8,269

Total				$44,567

Foreign Currency Accounting

        The financial statements of the Corporation's foreign subsidiaries are accounted for and have been translated into U.S. dollars in accordance with Financial Accounting Standards Board (FASB) Statement No. 52, Foreign Currency Translation. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. Currency translation adjustments have been recorded as a separate component of shareholders' equity. Foreign currency transaction gains and losses resulting from a subsidiary's foreign currency denominated assets and liabilities included in other income were a $3,309 loss, $382 gain, and $2,679 gain in 2008, 2007 and 2006, respectively.

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

2. Summary of Significant Accounting Policies (Continued)

Shipping and Handling Costs

        In accordance with EITF 00-10: Accounting for Shipping and Handling Fees and Costs, the Corporation reflects freight costs associated with shipping its products to customers as a component of cost of revenues.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs were $317, $287 and $302 for the years ending January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

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

        The activity in the allowance for doubtful accounts was as follows:

	January 3,	December 29,	December 30,
	2009	2007	2006

Beginning balance	$440	$229	$188
Provision	612	299	189
Write-offs, net	(214)	(88)	(148)

Ending balance	$838	$440	$229

New Accounting Pronouncements

        In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations. This statement amends SFAS 141, Business Combinations, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for business combinations of the Corporation occurring on or after January 4, 2009. The impacts of adopting SFAS 141(R) will be prospective.

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

        The Corporation had an interest rate swap ("SWAP") agreement to economically hedge $35,000 of outstanding long-term debt at a fixed payment obligation of 2.285% per annum for the period commencing on July 21, 2003 and ending on June 30, 2006. Effective December 2004, the Corporation entered into a SWAP agreement to economically hedge $15,000 of outstanding long-term debt at a fixed payment obligation of 3.98% per annum for the period commencing on June 30, 2006 and ending on December 31, 2007. Effective July 2006, the Corporation entered into a SWAP agreement to economically hedge $40,000 of outstanding long-term debt at a fixed payment obligation of 5.45% per annum for the period commencing July 3, 2006 and ending on June 10, 2011. The entire change in the fair market value of the SWAPs in 2008, 2007 and 2006 of $1,856, $1,366 and $1,129 respectively, was included in earnings.

        The Corporation enters into forward contracts to mitigate the impact of fluctuations in foreign currency on the Statements of Operations. As of January 3, 2009, the Corporation had no foreign currency contracts outstanding since all contracts were settled during fiscal 2008, resulting in $4,316 of realized gains.  As of December 29, 2007, the Corporation had two contracts for the sale of $5,000 British pounds each with settlement dates no later than January 18, 2008 and one contract for the sale of $10,000 British pounds with a settlement date no later than April 21, 2008. As of December 30, 2006, the Corporation had entered into three contracts for the sale of $5,000 British pounds each with settlement dates no later than January 17, 2007, May 2, 2007 and May 11, 2007 for each of the three contracts, respectively. The entire change in the fair value of the forwards in 2008, 2007 and 2006 of $4,316, $374 and $1,188, respectively, was included in earnings.

Stock-Based Compensation

        The Corporation adopted SFAS 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective method. SFAS 123(R) requires that all share-based payments to employees, including grants of employee stock options be recognized in the financial statements based upon their fair value over the requisite service period.

        Fair value of restricted stock grants is determined to be the stock price on the date of the grant.  There have been no grants of stock options since the adoption of SFAS 123(R).  The Corporation’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method.  Refer to Note 9 for additional information on the Corporation’s compensation plans.

3. Acquisitions

On January 9, 2007, the Corporation's subsidiary Thornton Precision Components Limited (“Thornton”) acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively "Clamonta Ltd.") for $10,407 in cash. The acquisition of Clamonta Ltd. further strengthened our relationship with a key aerospace customer. Results of Clamonta Ltd. are included from the date of acquisition.

The aggregate purchase price of $10,407 was allocated to the opening balance sheet as follows:

Current assets	$3,445
Property, plant & equipment	3,695
Acquired customers (amortized over 15 years)	3,070
Non-compete agreements (amortized over 5 years)	120
Trademarks (indefinite-lived)	1,330
Goodwill	3,025
Current liabilities	(1,765)
Deferred taxes	(1,963)
Capital leases	(550)

Purchase price, net	$10,407

On April 3, 2007, the Corporation's subsidiary Symmetry Medical USA Inc. acquired all of the stock of TNCO, Inc. ("TNCO"), a privately owned company based in Whitman, Massachusetts for $7,583 in cash. TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus, and other minimally invasive procedures.

The aggregate purchase price of $7,583 was allocated to the opening balance sheet as follows:

Current assets	$2,570
Property, plant & equipment	1,740
Acquired technology (amortized over average weighted 8 years)	510
Acquired customers (amortized over 15 years)	1,170
Non-compete agreements (amortized over 5 years)	80
Trademarks (indefinite-lived)	190
Goodwill	1,792
Current liabilities	(469)

Purchase price, net	$7,583

On August 31, 2007, the Corporation's subsidiary Symmetry Medical USA Inc. acquired all of the stock of Specialty Surgical Instrumentation, Inc. (“SSI”) and UCA, LLC ("UCA"), privately owned companies based in Nashville, Tennessee for $15,048 in cash. SSI distributes surgical instruments directly to hospitals while UCA distributes sterilization containers directly to hospitals.

As of January 3, 2009, the aggregate purchase price of $15,048 was allocated to the opening balance sheet as follows:

Current assets	$5,896
Property, plant & equipment	1,687
Acquired technology (amortized over average weighted 13 years)	350
Acquired customers (amortized over 15 years)	6,630
Non-compete agreements (amortized over 5 years)	100
Trademarks (indefinite-lived)	1,500
Goodwill	6,199
Current liabilities	(4,634)
Deferred income taxes	(2,680)

Purchase price, net	$15,048

On January 25, 2008, the Corporation acquired substantially all the assets and real estate of DePuy Orthopaedics, Inc’s (“DePuy”) New Bedford, Massachusetts instrument manufacturing facility (“New Bedford”) for $45,246 in cash, subject to certain post closing adjustments.  This facility manufactures orthopedic instruments as well as general surgical instruments and small implants.  The aggregate purchase price is preliminary, subject to adjustment and is expected to be finalized in 2009.

Current assets	$7,819
PP&E	22,101
Acquired customers (amortized over 15 years)	5,130
Goodwill	10,196

Purchase price, net	$45,246

3. Acquisitions (Continued)

Unaudited Proforma Results    The following table represents the proforma results of the Corporation's operations had the acquisitions of Riley Medical, Everest Metal, Clamonta Ltd, TNCO, SSI, UCA and New Bedford been completed as of the beginning of the periods presented:

	Fiscal Year Ended
	2008	2007	2006
Revenue	$426,083	$339,429	$329,839
Net income (loss)	24,085	(2,539)	17,073
Earnings per share—basic	$0.68	$(0.07)	$0.49
Earnings per share—diluted	$0.68	$(0.07)	$0.49

4. Fair Value of Financial Instruments

In September 2006, the FASB issued statement No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  The Corporation has adopted the provision of SFAS 157 as of December 30, 2007 for financial instruments.  Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Corporation is now required to provide additional disclosures as part of its financial statements.  In February 2008, the FASB agreed to defer for one year the effective date of SFAS 157 for certain nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

As of January 3, 2009, the Corporation held certain assets that are required to be measured at fair value on a recurring basis. These included the Corporation’s interest rate derivative instruments.

The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these derivative instruments as Level 2.

The Corporation’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at January 3, 2009 were as follows:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	-	(3,771)	-	(3,771)
	$-	$(3,771)	$-	$(3,771)

Additionally, financial instruments also consist of cash and cash equivalents, accounts receivable, and long-term debt, including interest-rate swap agreements, and foreign exchange forward contracts.  The carrying value of these financial instruments approximates fair value.

5. Debt Arrangements

Long-term debt consists of the following:
	January 3,	December 29,
	2009	2007
Bank term loan payable in quarterly installments, plus interest at a variable rate (2.8125% at January 3, 2009), through December 2009	$10,500	$21,000

Bank term loan payable in quarterly installments, plus interest at a variable rate (2.8125% at January 3, 2009), through June 2011	39,000	39,400

Bank term loan payable in quarterly installments, plus interest at a variable rate (2.8125% at January 3, 2009), through June 2011	57,000	-
Revolving line of credit, due June 2011	18,000	19,000

	124,500	79,400
Less current portion	(16,900)	(10,900)

	$107,600	$68,500

        As of January 3, 2009, the Corporation's revolving credit facility had a total capacity of up to $40,000 and the Corporation pays a 0.375% annual commitment fee for the average unused portion of the revolving line of credit facility. There were $18,000 of borrowings and $22 million available under this line of credit facility at January 3,2009.

5. Debt Arrangements (Continued)

The Senior Credit Agreement, which provides for the term loans and revolving line of credit (“Senior Credit Agreement”), contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. The Senior Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, paying dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments, and transactions with affiliates. The senior credit facility is secured by substantially all of the Corporation’s assets. The Corporation’s Senior Credit Agreement also contains customary events of default. We were in compliance with all of our covenants as of January 3, 2009.

As previously reported in the Corporation's Current Reports on Form 8-K dated October 5, 2007, and October 11, 2007, the Corporation discovered accounting irregularities at its Sheffield, UK operating unit, resulting in the Administrative Agent's notice to the Corporation that a default had occurred under the Senior Credit Agreement. On October 10, 2007, the Corporation entered into a forbearance agreement under which the lenders agreed to forebear until January 7, 2008, from exercising the rights and remedies available to them under the Senior Credit Agreement with respect to the events of default.

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

On January 25, 2008, the New Bedford acquisition was completed and the Incremental Term Loan was funded. The Incremental Term Loan will mature June 13, 2011. Quarterly installments of principal are to be paid so as to reduce the remaining principal balance by approximately ten percent (10%) in 2009, fifteen percent (15%) in 2010 and seventy percent (70%) in 2011. The Corporation retained the right to have borrowed funds bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin or at a "Base Rate" plus an applicable margin under the Waiver. The applicable margins  increased by 0.50% and the Corporation was limited in its ability to borrow under the revolving credit facility until the Corporation became current in filing its reports under Section 13 and 15(d) of the Securities Exchange Act. Other terms of the Senior Credit Agreement remained substantially unchanged by the Waiver.

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

On April 14, 2008, the Corporation notified the Administrative Agent that the filing of its Annual Report on Form 10-K would be extended beyond the April 14, 2008 target date; certain other financial statements as required by the Senior Credit Agreement would be provided beyond the time established by the Senior Credit Agreement; and the Corporation would be unable to comply with a financial covenant of the Senior Credit Agreement. The Administrative Agent, for the Corporation's lenders, informed the Corporation that an event of default occurred due to these circumstances. Under the circumstances, the Administrative Agent had the right to accelerate the financial obligations of the Corporation under the Senior Credit Agreement, but did not.

On April 22, 2008, the Corporation, certain of its subsidiaries and Wachovia Bank, National Association, as Administrative Agent, entered into a Third Amendment and Waiver to Amended and Restated Credit Agreement (“Third Amendment”) for the purposes of waiving the described defaults. Accordingly, the Corporation obtained from the lenders (i) a waiver of its Events of Default, (ii) an extension of the deadline by which the Corporation was required to file its 2007 Form 10-K, and (iii) an extension of the deadline by which the Corporation was required to file its 2008 first quarter filing on Form 10-Q. In addition, the Corporation obtained changes to the Senior Credit Agreement which included temporary adjustments to its financial statement covenants.

On June 24, 2008, the Corporation filed its 2008 first quarter filing on Form 10-Q and met all of the requirements under the Third Amendment.  As such, the interest margin decreased 0.50% and the restrictions on borrowings were lifted.

Maturities of long-term debt for the five years succeeding January 3, 2009 are as follows:

2009	$16,900
2010	20,400
2011	87,200

$124,500

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

Property and equipment and related accumulated amortization for building and equipment under capital leases are as follows:

	January 3,	December 29,
	2009	2007
Buildings and improvements	$4,991	$4,991
Machinery and equipment	8,016	15,579

	13,007	20,570
Less accumulated amortization	(8,680)	(10,910)

	$4,327	$9,660

6. Leases (Continued)

Amortization of leased assets is included in depreciation expense.

Future minimum payments for capital leases with initial terms of one year or more are as follows at January 3, 2009:

2009	1,612
2010	1,029
2011	923
2012	923
2013	871
Thereafter	2,193

Total minimum payments	7,551
Amounts representing interest	(3,161)

Present value of net minimum lease payments (including total current portion of $1,034)	$4,390

7. Income Taxes

        Income before income taxes consisted of:

	Fiscal Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006

Domestic	$33,039	$9,812	$17,156
Foreign	(1,527)	(4,871)	7,938

	$31,512	$4,941	$25,094

Significant components of the Corporation's net deferred tax liabilities are as follows:

	January 3,	December 29,
	2009	2007

Compensation	$998	$395
Intangibles	(10,511)	(9,290)
Inventory	2,218	1,216
Property, plant and equipment	(11,961)	(7,477)
Net operating loss carryforwards of states and foreign subsidiaries	14,245	5,028
Derivative agreements	1,496	790
Other	2,842	1,165

Net deferred tax liability before valuation allowance and reserves	(673)	(8,173)
Valuation allowance for operating loss carryforward	(3,755)	(1,819)

	$(4,428)	$(9,992)

Significant components of the income tax provision are as follows:

	Fiscal Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
Current:
Federal	$7,041	$3,753	$5,584
State	1,166	295	340
Foreign	4,236	2,288	988

	12,443	6,336	6,912
Deferred	(4,950)	(1,246)	(332)

	$7,493	$5,090	$6,580

7. Income Taxes (Continued)

The provision for income taxes differs from that computed at the Federal statutory rate of 35%, 34% and 35% for 2008, 2007 and 2006, respectively as follows:

	Fiscal Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006

Tax at Federal statutory rate	$11,029	$1,679	$8,783
State income taxes	1,775	205	514
State tax credits	(159)	(122)	(312)
Foreign income taxes	1,765	439	(635)
Qualified production activities deduction	-	(186)	(156)
Research and development credits—current year	(290)	(689)	(745)
Research and development and other tax credits—prior years	-	-	(318)
Valuation allowance	2,953	1,757	-
Reserve for uncertain tax positions	2,196	1,444	-
Realization of loss in investment of foreign subsidiary, net of reserve	(11,952)	-	-
Other	176	563	(551)

	$7,493	$5,090	$6,580

At January 3, 2009, the Corporation had foreign net operating loss carry forwards of approximately $18,763 and an associated deferred tax asset of $5,264. The foreign carry forwards have no expiration date. However, due to the uncertainty of the realization of the full benefit of the foreign net operating loss carry forwards, the Corporation has established a valuation allowance of $3,755. The Corporation has a U.S. federal tax net operating loss carryforward of $21,184 and an associated deferred tax asset of $7,412 which will expire beginning in 2029, if unused, and which may be subject to other limitations under IRS rules.  The Corporation has various multistate income tax net operating loss carryforwards which have been recorded as a deferred tax asset of approximately $1,569. No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries because it is expected that such earnings will be reinvested in these foreign operations indefinitely. At January 3, 2009, we had an aggregate of $23,212 of unremitted earnings of foreign subsidiaries that have been or are intended to be permanently reinvested for continued use in foreign operations.

On January 1, 2007, the Corporation adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. The standard had no impact on the financial position or results of operations of the Corporation at the date of adoption.

The Corporation's policy with respect to interest and penalties associated with reserves for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of January 3, 2009, the total amount of unrecognized income tax benefits computed under FIN 48 was approximately $8,695, all of which, if recognized, would impact the effective income tax rate of the Corporation. As of January 3, 2009, the Corporation had recorded a total of $250 of accrued interest and penalties related to uncertain tax positions. The Corporation foresees possible changes in its reserves for uncertain income tax positions as reasonably possible during the next 12 months that could result in an increase or decrease in the reserves of $1,465 or $3,984, respectively, due to R&D credits. As of January 3, 2009, the Corporation is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2001-2008. The Corporation is also subject to unexpired statutes of limitation for various states including most significantly Indiana, Michigan and New Hampshire generally for the years 2001-2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2006	$248
Additions based on tax positions-current year	—
Additions for tax positions-prior years	1,362
Balance at December 29, 2007	$1,610
Additions based on tax positions—current year	5,477
Additions for tax positions—prior years	1,608

Balance at January 3, 2009	$8,695

8.    Profit Sharing Plan

        During fiscal 2008, the Corporation maintained a qualified profit sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code. Contributions by the Corporation are based upon both discretionary and matching nondiscretionary amounts. The matching amounts represent a 50% match of employees' contributions, up to a maximum of $4 per participant per year. Expense recorded for the plans was $1,607, $1,665 and $961 for 2008, 2007 and 2006, respectively.

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

        A summary of stock option activity and weighted-average exercise prices for the periods indicated are as follows:

	Number of Options	Weighted Average Exercise Price	Instrinsic Value
Outstanding at December 31, 2005	629,844	$3.12	10,248
Exercised	(145,119)	$2.78	$1,062
Cancelled	(1,811)	$3.04
Outstanding at December 30, 2006	482,914	$3.22	$5,124
Exercised	(187,559)	$3.04	$845
Cancelled	—
Outstanding at December 29, 2007	295,355	$3.34	$4,167
Exercised	(38,530)	$3.97	$544
Cancelled	—
Outstanding at January 3, 2009	256,825	$3.25	$1,295

Range of Exercise	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at January 3, 2009	Weighted Average Exercise Price
$3.04 - 4.83	256,825	3.2 years	$3.25	256,825	$3.25

        2004 Equity Incentive Plan.    The 2004 Incentive Plan is designed to enable us to attract, retain and motivate our directors, officers, employees and consultants, and to further align their interests with those of the Corporation's stockholders, by providing for or increasing their ownership interests in our company. The 2004 Incentive Plan provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, deferred stock, dividend equivalents, other stock-based awards and performance awards. Performance awards will be based on the achievement of one or more business or personal criteria or goals, as determined by the compensation committee. The compensation committee shall not grant, in any one calendar year, to any one participant awards to purchase or acquire a number of shares of common stock in excess of 15% of the total number of shares authorized for issuance under the 2004 Incentive Plan.

        An aggregate of 1,673,333 shares of our common stock are reserved for issuance under the 2004 Incentive Plan, subject to certain adjustments reflecting changes in the Corporation's capitalization. Restricted stock is a grant of shares of common stock that may not be sold or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. A participant granted restricted stock generally has all of the rights of a shareholder, unless the compensation committee determines otherwise. During 2008, the Corporation granted 314,150 shares of performance based restricted stock to employees that generally vest at the end of three years if performance targets are achieved, or ultimately at the end of seven years so long as the holder is still an employee. The Corporation also granted 88,800 shares of non-performance based restricted stock to directors during 2008 that generally vest over three years with one-third vesting on December 31st of each year.

        In 2007 and 2006, the Corporation granted 135,000 and 120,000, respectively, of performance based restricted stock to employees. Previously recognized compensation expense related to these awards was $328 and $544 for 2007 and 2006, respectively.  In 2007, the Corporation determined that the performance based restricted stock targets would not be met, and as such, reversed most of the stock compensation expense associated with these awards.  During 2008, the Compensation Committee of the Board of Directors made a discretionary decision to vest a portion of the 2005 and 2006 restricted stock grants as of December 31, 2008.  In addition, the performance criteria for certain 2007 restricted stock grants was deemed to be met for 2007, which will be considered in the performance criteria for the 2007 issuances at December 31, 2009.  The Corporation also granted 14,800 shares of non-performance based restricted stock to directors during 2007 that generally vest over three years with one-third vesting on December 31 st  of each year.

        In 2008, 2007 and 2006, the Corporation recorded compensation expense of $2,873, $328 and $48, respectively, related to restricted stock grants. The Corporation's policy to recognize expense for awards subject to graded vesting using the straight-line attribution method. As of January 3, 2009, the Corporation had unearned compensation cost of $5,233 which will be expensed through 2014.

9.    Stock-Based Compensation Plans (Continued)

        A summary of all restricted stock activity for the period indicated below is as follows:

		Weighted-Average
	Number of Shares	Grant Date Fair Value
Outstanding at December 30, 2006	170,000	$16.07
Granted	149,800	15.87
Vested	(3,000)	17.18
Cancelled	(7,200)	15.60
Outstanding at December 29, 2007	309,600	16.48
Granted	403,000	13.75
Vested	(86,600)	14.34
Cancelled	(111,600)	14.43
Outstanding at January 3, 2009	514,400	13.61

        The total fair value of restricted stock that vested during 2008, 2007 and 2006 was $765, $58, and $0, respectively.

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

        A total of 600,000 shares of the Corporation's common stock are reserved for issuance over the term of the plan. On June 30, 2008, 6,821 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $15.41 per share.  On December 31, 2008, 14,429 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $7.57 per share.  On June 29, 2007, 6,038 shares of the Corporation's common stock were purchased by the participants in the plan at a price of $15.21 per share. On December 31, 2007, 5,821 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $16.56 per share.  This plan is noncompenstory in accordance with SFAS 123(R).

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

11.    Related Party Transactions

        During the years ended January 3, 2009 and December 29, 2007, the Corporation purchased contract manufacturing services totaling $285 and $719, respectively, from ADS Precision Limited (ADS), a company controlled by a relative of the former general manager of our Sheffield, UK facility. The Audit Committee's investigation determined that ADS had participated in certain irregular transactions with the Corporation's Sheffield, UK operating unit. These irregularities involved the sale and repurchase of inventory in connection with short-term financing to the unit. The Corporation has outstanding payables to ADS of $96 as of January 3, 2009.

        The Corporation also did business with Laser Engineering Inc. (LEI), a company owned by the principles of SSI and UCA. Subsequent to August 31, 2007, the date of the SSI and UCA acquisition, through the end of fiscal year 2007, the Corporation received approximately $84 of commissions from LEI for sales of product.  There were no transactions with this party during 2008.  All transactions were executed on an arm’s length basis, and the Corporation believes this relationship is not significant to its overall financial results.

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

12.    Segment Reporting (Continued)

        The Corporation is a multi-national company with operations in the United States, United Kingdom, France, Ireland and Malaysia. As a result, the Corporation's financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. Revenues are attributed to geographic locations based on the location to which we ship our products.

Revenues to External Customers:
	Fiscal Year Ended
	2008	2007	2006

United States	$302,820	$177,795	$156,037
United Kingdom	54,954	54,678	33,078
Ireland	31,943	26,386	24,884
Other foreign countries	33,689	32,063	31,018

Total net revenues	$423,406	$290,922	$245,017

Long-Lived Assets:

	Fiscal Year Ended
	2008	2007	2006

United States	$83,090	$55,960	$59,996
United Kingdom	29,401	42,620	41,538
Ireland	872	408	181
Other foreign countries	1,682	1,436	1,192

Total long-lived assets	$115,045	$100,424	$102,907

Concentration of Credit Risk:

        A substantial portion of the Corporation's net revenues is derived from a limited number of customers. Net revenues include revenues to customers of the Corporation which individually account for 10% or more of net revenues as follows:

2008—two customers representing approximately 33%, and 11% of net revenues, respectively.

2007—two customers representing approximately 18%, and 12% of net revenues, respectively.

2006—two customers representing approximately 23% and 13% of net revenues, respectively.

        The customers listed above, which are orthopedic implant manufacturers, comprised approximately 38.8%, 22% and 24% of the accounts receivable balance at January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

        Following is a summary of the composition by product category of the Corporation's revenues to external customers. Revenues from aerospace products are included in the "other" category.

	Fiscal Year Ended
	2008	2007	2006

Implants	$122,560	$96,862	$91,880
Instruments	177,486	79,064	66,857
Cases	86,449	77,160	62,197
Other	36,911	37,836	24,083

Total net revenues	$423,406	$290,922	$245,017

13.    Net Income (Loss) Per Share

        The following table sets forth the computation of earnings per share.
	Fiscal Year Ended
	2008	2007	2006
Numerator:
Net income (loss)	$24,019	$(149)	$18,514
Denominator:
Weighted-average shares outstanding:
Basic	35,170	35,089	34,829
Effect of dilutive stock options, restricted stock and stock warrants	187	179	327

Diluted	35,357	35,268	35,156

Net income per share:
Basic	$0.68	$-	$0.53

Diluted	$0.68	$-	$0.53

14.    Commitments and Contingencies

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

Operating Leases

        The Corporation has various operating leases, primarily for equipment and vehicles. Total rental expense for these operating leases amounted to $2,357, $1,472 and $1,731 in 2008, 2007 and 2006, respectively. At January 3, 2009, future minimum payments for operating leases with initial terms of one year or more are as follows: $1,969 in Fiscal 2009; $1,447 in Fiscal 2010; $992 in Fiscal 2011; $496 in Fiscal 2012; $219 in Fiscal 2013; and $552 thereafter.

Unconditional Purchase Obligations

        The Corporation has contracts to purchase minimum quantities of cobalt chrome through December 2009. Based on contractual pricing at January 3, 2009, the minimum purchase obligations total $6,079 in 2009. Purchases under 2008 titanium and cobalt chrome contracts were approximately $5,641 in fiscal year 2008. These purchases are not in excess of our forecasted requirements.  Additionally, as of January 3, 2009, the Corporation has $583 commitments to complete capital projects in progress.

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

        Following the discovery of the accounting irregularities at our Sheffield, UK operating unit, the Audit Committee self-reported the matter to the staff of the Securities and Exchange Commission (SEC). Thereafter, the SEC commenced an informal inquiry into this matter. The Corporation has fully cooperated with the SEC in its investigation. At this time, the Corporation is unable to predict the timing of the ultimate resolution of this investigation or the impact thereof.

15.    Quarterly Results of Operations (Unaudited)

        The Corporation's fiscal year end is the 52 or 53 week period ending the Saturday closest to December 31. Fiscal 2008 was a 53 week year.    The Corporation’s first two interim quarters for 2008 were 13 weeks long ending the Saturday closest to March 31 and June 30 and the third quarter was 14 weeks long, ending Saturday October 4, 2008. Fiscal years 2007, and 2006 were 52 week years. The following quarterly results of operations refer to these financial periods (in thousands, except per share data):

	Fiscal Year 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands except per share data)
Revenue	$101,862	$109,787	$112,095	$99,662	$423,406
Gross profit	23,946	27,414	25,650	23,348	100,358
Net income(loss)	3,967	6,202	2,533	11,317	24,019
Earnings per share:
Basic	$0.11	$0.18	$0.07	$0.32	$0.68
Diluted	$0.11	$0.18	$0.07	$0.32	$0.68

	Fiscal Year 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands except per share data)
Revenue	$64,724	$69,713	$75,823	$80,662	$290,922
Gross profit	11,714	14,716	11,312	14,837	52,579
Net income(loss)	1,615	4,696	(1,087)	(5,373)	(149)
Basic	$0.05	$0.13	$(0.03)	$(0.16)	$-
Diluted	$0.05	$0.13	$(0.03)	$(0.16)	$-

16.    Comprehensive Income

        Comprehensive income is comprised of net income (loss) and gains and losses resulting from currency translations of foreign operations. Comprehensive income consists of the following:

	Fiscal Year Ended
	2008	2007	2006

Net Income (loss)	$24,019	$(149)	$18,514
Foreign currency translation adjustments	(12,408)	3,171	4,589

Comprehensive income	11,611	$3,022	$23,103

On October 5, 2008, management designated $37.2 of intercompany loans to its Sheffield, UK subsidiary as a permanent investment. Accordingly, beginning October 5, 2008, gains and losses associated with this permanent investment were charged to accumulated other comprehensive income/loss on the consolidated balance sheets. As of January 3, 2009, accumulated gains/losses of $7.9 million have been recorded related to these permanent investments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Symmetry Medical, Inc.:

       We have audited the accompanying consolidated balance sheets of Symmetry Medical, Inc. as of January 3, 2009 and December 29, 2007 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended January 3, 2009. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symmetry Medical, Inc. at January 3, 2009 and December 29, 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Symmetry Medical, Inc.'s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009, expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.
/s/ Ernst & Young, LLP

Indianapolis, Indiana
March 10, 2009

Management's Report on Internal Control Over Financial Reporting

        The management of Symmetry Medical, Inc. (the Corporation) is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

        Management assessed the effectiveness of the Corporation's internal control over financial reporting as of January 3, 2009, based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that internal control over financial reporting is effective as of January 3, 2009.

        Management's assessment of and conclusion on the effectiveness of the Corporation's internal control over financial reporting as of January 3, 2009 excluded the internal controls of New Bedford, whose financial results and positions are included in the 2008 consolidated financial statements of Symmetry Medical, Inc. and constituted $53.8 million of total assets as of January 3, 2009 and $46.8 million of revenues, for the year then ended.

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

March 10, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Symmetry Medical, Inc.

        We have audited Symmetry Medical, Inc.'s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Symmetry Medical, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Symmetry New Bedford, whose results and financial positions are included in 2008 consolidated financial statements of Symmetry Medical, Inc. and constituted $53.8 million of total assets as of January 3, 2009 and $46.8 million of revenues for the year then ended. Our audit of internal control over financial reporting of Symmetry Medical, Inc. also did not include an evaluation of the internal controls over financial reporting of Symmetry New Bedford.

        In our opinion, Symmetry Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the COSO criteria.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symmetry Medical, Inc. as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended January 3, 2009 of Symmetry Medical, Inc. and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Indianapolis, Indiana
March 10, 2009

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

Background

        During fiscal 2008, the Audit Committee of our Board of Directors completed an independent investigation into certain accounting and financial reporting matters identified at our Sheffield, UK operating unit.  As a result of the issues identified in that investigation, as well as, issues identified in additional reviews and procedures conducted by management, the Audit Committee, in consultation with management and Ernst & Young LLP, our independent registered public accounting firm, concluded that our previously issued financial statements for fiscal 2005 and 2006, as well as the interim periods for fiscal 2006 and 2007, should no longer be relied upon because of certain accounting errors and irregularities in those financial statements.  Accordingly, we restated our previously issued financial statements for those periods.  Restated financial information was presented in our Annual Report on Form 10-K for fiscal 2007, which also includes a discussion of the investigation, the accounting errors and irregularities identified, and the adjustments made as a result of the restatement.

        As a result of management's review of the Audit Committee's independent investigation and the other internal reviews performed, we identified several deficiencies in our internal control over financial reporting, including our control environment and period-end financial reporting process at our Sheffield, UK operating unit.  The control deficiencies failed to prevent or detect a number of accounting errors and irregularities at our Sheffield, UK operating unit, which led to the restatement described above. The control deficiencies identified represented material weaknesses in our internal control over financial reporting as of December 29, 2007 and required corrective and remedial actions.  As noted below, we believe those material weaknesses have been corrected and remediated as of January 3, 2009.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statement will not be prevented or detected on a timely basis.

Evaluation of Disclosure Controls and Procedures

        As required by Rule 13as-15(b) under the Securities Exchange Act of 1934, as amended, the Corporation's management carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) of the Exchange Act), as of the period covered by this report. Based upon their evaluation, our management including our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective as of January 3, 2009 to provide reasonable assurance that (i) information required to be disclosed by the Corporation (including its consolidated subsidiaries) in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        During fiscal 2007 and 2008, our management was actively engaged in the implementation of remediation efforts to address the material weaknesses that were identified as of December 29, 2007.  Those remediation efforts were designed both to address the identified material weaknesses and to enhance our overall financial control environment.  The plan to remediate those material weaknesses was described in detail in our Annual Report on Form 10-K for fiscal 2007, and we executed our plan throughout fiscal 2008.  Below is a summary of the remedial actions we have undertaken:

•
We have emphasized and invigorated our “tone at the top” and the importance of maintaining a strong control environment, high ethical standards and financial reporting integrity.  This has been communicated by our executive officers to all levels of Corporation employees, and will continue to be emphasized on a quarterly basis.

•
A new Finance Director for Europe began employment in June 2007.  We have also recruited a new Finance Controller for our Sheffield, UK operations who began employment in November 2008, and has continued to strengthen the finance team in Sheffield.

•
We have increased the presence of Corporate Finance through the addition of a new Chief Accounting Officer and Tax Director to enhance the oversight over our operating units.  These two new appointments are responsible for all accounting, financial and tax reporting worldwide and have strengthened our processes and procedures within these areas.

•
We are in the process of implementing a new, while refreshing and reemphasizing existing, global accounting and finance policies, and we also improved the process around the completion and review of quarterly management representation letters.

•
The internal audit department activities and resources have been expanded.  A European internal auditor based in Sheffield, UK has been recruited and additional review procedures of key accounting processes have been implemented worldwide, including journal entries and supporting documentation, account reconciliations and revenue recognition processes.

•
The Sheffield operating unit completed a comprehensive physical inventory at a minimum of quarterly during fiscal 2007 and 2008 to validate its inventory quantities.  Additional review procedures were implemented during fiscal 2008 to mitigate the risk of management override and enhance segregation of duties within the process, including an audit review.

•
Additional review procedures were initiated to strengthen the monthly financial close review, including reinforcement of the close schedule, increased review by Corporate Finance, assistance and review by Controllers of other subsidiaries of the Company, and bi-annual review of the original system reports to support the key Balance Sheet accounts at each unit.

•	All the key personnel involved with the accounting irregularities have either resigned from the Corporation, have been suspended or otherwise disciplined.

•
A new enterprise resource planning (ERP) system will be implemented at our Sheffield, UK operations during the first quarter 2009.  Both financial and operational processes have been enhanced during fiscal 2008 in preparation for this system implementation.  We anticipate this new system will greatly strengthen the internal control environment and efficiency of our Sheffield, UK operations, while reducing the reliance on manual processes and controls.

Our efforts to remediate the material weaknesses identified in our Annual Report on Form 10-K for fiscal 2007 and to enhance our overall control environment have been regularly reviewed with, and monitored by, our Audit Committee.  We believe the remediation measures described above have been successful in correcting and remediating the material weaknesses previously identified and have strengthened and enhanced our internal control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required to be furnished pursuant to this Item 10 will be set forth under the caption "Governance of the Corporation” and “Information on Directors and Executive Officers” in our 2009 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference. Information regarding our Corporation's executive officers has been included in Part I of this report.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required to be furnished pursuant to this Item 11 will be set forth under the caption "Executive Compensation" in our 2009 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required to be furnished pursuant to this Item 12 will be set forth under the caption "Stock Ownership of Directors and Executive Officers” and “Approval of the Symmetry Medical, Inc. 2009 Equity Incentive Plan” in our 2009 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required to be furnished pursuant to this Item 13 will be set forth under the captions "Governance of the Corporation" and "Related Party Transactions" in our 2009 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required to be furnished pursuant to this Item 14 will be set forth under the caption "Audit and Non-Audit Fees" in our 2009 Proxy Statement which we will file no later than 120 days after the end of our fiscal year with the Securities Exchange Commission. We incorporate that information herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)
1. and 2. See Part II, Item 8. Financial Statements for an index of the Corporation's consolidated financial statements schedule.

Exhibit Number	3. Exhibits (Reg. S-K, Item 601)

3.1	Restated Certificate of Incorporation of Symmetry Medical, Inc. (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to our Registration Statement, on Form S-1/A, filed July 22, 2004).

3.2	Amended and Restated By-Laws of Symmetry Medical, Inc., as amended through March 24, 2005 (incorporated by reference to Exhibit 3.2 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to our Registration Statement, on Form S-1/A, filed July 22, 2004).

10.1	Form of Common Stock Purchase Warrant of Symmetry Medical, Inc. (incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-1, filed May 28, 2004).

10.7
Amendment to Stockholders Agreement dated as of August 3, 2004, by and among Symmetry Medical, Inc. and each of the Stockholders party thereto (incorporated by reference to Exhibit 10.7 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).

10.8	Symmetry Medical, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-1, filed May 28, 2004).*

10.9	Form of Nonqualified Stock Option Agreement issued under 2002 Stock Option Plan (incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-1, filed May 28, 2004).*

10.10	Symmetry Medical, Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1, filed May 28, 2004).*

10.11	Form of Nonqualified Stock Option Agreement issued under 2003 Stock Option Plan (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-1, filed May 28, 2004).*

10.12	Symmetry Medical, Inc. Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).*

10.13	Symmetry Medical, Inc. Amended and Restated 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).*

10.14	Amendment to Symmetry Medical, Inc. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).*

10.15
Employment Agreement, dated as of June 11, 2003, by and between Symmetry Medical, Inc. and Brian S. Moore (incorporated by reference to Exhibit 10.16 of our Registration Statement on Form S-1, filed May 28, 2004).*

10.16
Employment Agreement, dated as of January 6, 2004, by and between Symmetry Medical, Inc. and Fred L. Hite (incorporated by reference to Exhibit 10.17 of Amendment No. 4 to our Registration Statement, on Form S-1/A, filed July 30, 2004).*

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

10.23
Amended and Restated Credit Agreement, dated June 13, 2006, among Symmetry Medical, Inc. as borrower, Wachovia Bank, National Association as Administrative Agent, the lenders identified on the signature pages thereto, General Electric Capital Corporation as Syndication Agent and CIT Lending Services Corporation and Charter One Bank, N.A. as Documentation Agents (incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 14, 2006.

10.26
Sale and Stock Purchase Agreement, dated January 9, 2007, between AL Wheeler and ML Donovan and Thornton Precision Components Limited (incorporated by reference to Exhibit 10.1 to our Form 8-K filed January 11, 2007).

10.27	Form of Restricted Stock Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 15, 2007).*

10.28	Stock Purchase Agreement, dated April 2, 2007, between Symmetry Medical USA Inc. and Roger M. Burke (incorporated by reference to Exhibit 10.1 from our Form 8-K filed April 5, 2007).

10.29	Separation Letter, dated April 12, 2007, between Andrew J. Miclot and Symmetry Medical, Inc. (incorporated by reference to Exhibit 10.29 from our Form 10-Q filed May 9, 2007).

10.30	Form of Restricted Stock Agreement (Key Employees) issued under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 8, 2007).

10.31
Forbearance Agreement, executed October 10, 2007, among Symmetry Medical, Inc. as borrower, Wachovia Bank, National Association as Administrative Agent, the lenders identified on the signature pages thereto, General Electric Capital Corporation as Syndication Agent and RBS Citizens, N.A. as Documentation Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 11, 2007).

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

10.36
Waiver, Amendment and Term A-2 Loan Incremental Term Loan Amendment to Amended and Restated Credit Agreement, executed December 14, 2007, among Symmetry Medical, Inc., as Borrower and Wachovia Bank, National Association, as Administrative Agent and Term A-2 Loan Lender (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 17, 2007).

10.37
Asset Purchase Agreement, dated December 14, 2007, between Symmetry Medical New Bedford, LLC, Symmetry New Bedford Real Estate, LLC, and DePuy Orthopaedics, Inc. (incorporated by reference to Exhibit 10.2 to our Form 8-K filed December 17, 2007).

10.38
Second Amendment and Waiver to Amended and Restated Credit Agreement, executed March 27, 2008, among Symmetry Medical, Inc., as Borrower and Wachovia Bank, National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 2, 2008).

10.39
Third Amendment and Waiver to Amended and Restated Credit Agreement, executed April 22, 2008, among Symmetry Medical, Inc., as Borrower and Wachovia Bank. National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 23, 2008).

10.40	Form of Restricted Stock Agreement (Key Employees) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 30, 2008).

10.41	Form of Restricted Stock Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 30, 2008).

21.1	List of Subsidiaries.**

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.**

23.2	Consent of Independent Registered Public Accounting Firm, BKD, LLP.**

24.1	Power of Attorney.**

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

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Audited Financial Statements of Symmetry Medical, Inc. 2004 Employee Stock Purchase Plan for Years Ended January 3, 2009 and December 29, 2007.**

*
Management Contract of compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

**
Filed or furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRY MEDICAL, INC.

March 10, 2009	By:	/s/ BRIAN S. MOORE
Brian S. Moore Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ BRIAN S. MOORE	Chief Executive Officer, President and Director	March 6, 2009
Brian S. Moore	(Principal Executive Officer)

/s/ FRED L. HITE	Senior Vice President,	March 6, 2009
Fred L. Hite	Chief Financial Officer and Secretary

/s/ RONDA L. HARRIS	Chief Accounting Officer	March 6, 2009
Ronda L. Harris

*	Director	March 6, 2009
Frank Turner

*	Director	March 6, 2009
Stephen B. Oresman

*	Director	March 6, 2009
Francis T. Nusspickel

*	Director	March 6, 2009
James S. Burns

*	Director	March 6, 2009
Craig B. Reynolds

*	Director	March 6, 2009
John S. Krelle

*By:	/S/ FRED L. HITE

Fred L. Hite Attorney-in-fact Pursuant to Power of Attorney (Exhibit 24.1 hereto)