Form 10-Q
period 2009-04-04
Symmetry Medical Inc.
filed 2009-05-08
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the transition period from ____________________________________ to___________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        ☑   Yes  ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                                                                                  ☐ Yes  ☐    No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

The number of shares outstanding of the registrant’s common stock as of May 4, 2009 was 35,799,265.

TABLE OF CONTENTS

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

We also refer you to and believe that you should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” portions of our Annual Report for fiscal 2008 on Form 10-K, as well as in other reports which we file with the Securities and Exchange Commission, to better understand the risks and uncertainties that are inherent in our business and in owning our securities. These reports are available publicly on the SEC website, www.sec.gov, and on our website, www.symmetrymedical.com.

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

PART I FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

Symmetry Medical Inc.
Condensed Consolidated Balance Sheets

	April 4,	January 3,
	2009	2009
	(In Thousands)
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$18,957	$10,191
Accounts receivable, net	52,510	52,845
Inventories	68,942	61,111
Refundable income taxes	1,272	6,610
Deferred income taxes	4,509	3,993
Other current assets	4,253	3,154

Total current assets	150,443	137,904
Property and equipment, net	115,737	115,045
Goodwill	153,003	153,521
Intangible assets, net of accumulated amortization	44,414	45,039
Other assets	1,558	1,728

Total Assets	$465,155	$453,237

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$30,254	$26,929
Accrued wages and benefits	8,757	12,784
Other accrued expenses	4,606	5,186
Income tax payable	3,969	2,637
Deferred income taxes	105	-
Revolving line of credit	3,265	2,495
Current portion of capital lease obligations	813	1,034
Current portion of long-term debt	17,775	16,900

Total current liabilities	69,544	67,965
Deferred income taxes	18,966	18,131
Derivative valuation liability	3,377	3,771
Capital lease obligations, less current portion	3,228	3,356
Long-term debt, less current portion	110,500	107,600

Total Liabilities	205,615	200,823

Shareholders' Equity:

Common Stock, $.0001 par value; 72,410 shares authorized; shares issued April 4, 2009—35,799; January 3, 2009—35,801	4	4
Additional paid-in capital	276,629	275,890
Accumulated deficit	(14,660)	(21,507)
Accumulated other comprehensive loss	(2,433)	(1,973)

Total Shareholders' Equity	259,540	252,414

Total Liabilities and Shareholders' Equity	$465,155	$453,237

 See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(In Thousands, Except Per Share Data)
	(unaudited)

Revenue	$101,422	$101,862
Cost of Revenue	76,864	77,916

Gross Profit	24,558	23,946
Selling, general and administrative expenses	13,353	14,382

Operating Income	11,205	9,564
Other (income)/expense:
Interest expense	1,820	2,700
Derivatives valuation (gain)/loss	(394)	1,165
Other	(296)	(162)

Income before income taxes	10,075	5,861
Income tax expense	3,228	1,894

Net income	$6,847	$3,967

Net income per share:
Basic	$0.19	$0.11
Diluted	$0.19	$0.11

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(In Thousands)
	(unaudited)

Operating activities
Net income	$6,847	$3,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,642	4,635
Amortization	727	712
Net loss on sale of assets	38	40
Deferred income tax provision	422	(500)
Excess tax benefit from stock-based compensation	-	(92)
Stock-based compensation	739	140
Derivative valuation change	(394)	1,191
Foreign currency transaction (gains) losses	(24)	177
Change in operating assets and liabilities:
Accounts receivable	375	(19,185)
Other assets	(921)	(1,832)
Inventories	(7,724)	(2,894)
Current income taxes	6,811	2,710
Accounts payable	3,138	2,567
Accrued expenses and other	(5,189)	(86)

Net cash provided by (used in) operating activities	9,487	(8,450)

Investing activities
Purchases of property and equipment	(4,786)	(4,097)
Proceeds from the sale of fixed assets	2	117
Acquisitions, net of cash received	-	(46,109)

Net cash used in investing activities	(4,784)	(50,089)

Financing activities
Proceeds from bank revolver	29,935	36,431
Payments on bank revolver	(21,235)	(38,788)
Issuance of long-term debt	-	60,000
Payments on long-term debt and capital lease obligations	(4,582)	(2,588)
Proceeds from the issuance of common stock	-	116
Excess tax benefit from stock-based compensation	-	92

Net cash provided by financing activities	4,118	55,263
Effect of exchange rate changes on cash	(55)	533

Net increase (decrease) in cash and cash equivalents	8,766	(2,743)
Cash and cash equivalents at beginning of period	10,191	12,089

Cash and cash equivalents at end of period	$18,957	9,346

Supplemental disclosures:
Cash paid for interest	$2,396	$2,027

Cash received for income taxes	$(4,209)	$(329)

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

The condensed consolidated financial statements of the Corporation have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments of a normal recurring nature considered necessary to present fairly, the consolidated financial position of the Corporation, its results of operations and cash flows. The Corporation’s results are subject to seasonal fluctuations. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements included herein should be read in conjunction with the fiscal year 2008 consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for fiscal year 2008.

The Corporation’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2009 is a 52 week year ending January 2, 2010.  The Corporation’s interim quarters for 2009 are 13 weeks long and quarter-end dates have been set as April 4, 2009, July 4, 2009 and October 3, 2009. Fiscal year 2008 was a 53 week year (ending January 3, 2009). The Corporation’s first two interim quarters for 2008 were 13 weeks long ending the Saturday closest to March 31, and June 30 and the third quarter was 14 weeks long, ending Saturday October 4, 2008. References in these condensed consolidated financial statements to the three months ended refer to these financial periods, respectively.

On January 25, 2008, the Corporation acquired substantially all the assets and real estate of DePuy Orthopaedics, Inc.’s (“DePuy”) New Bedford, Massachusetts instrument manufacturing facility (“New Bedford”), for $45,246 in cash. This facility manufactures orthopedic instruments as well as general surgical instruments and small implants.

2. Inventories

Inventories consist of the following:

	April 4,	January 3,
	2009	2009
	(unaudited)
Raw material and supplies	$16,433	$12,502
Work-in-process	33,591	31,420
Finished goods	18,918	17,189

	$68,942	$61,111

3. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	April 4,	January 3,
	2009	2009
	(unaudited)
Land	$6,565	$6,473
Buildings and improvements (20 to 40 years)	40,574	40,183
Machinery and equipment (5 to 15 years)	129,073	127,716
Office equipment (3 to 5 years)	11,215	10,859
Construction-in-progress	7,203	4,227

	194,630	189,458
Less accumulated depreciation	(78,893)	(74,413)

	$115,737	$115,045

4. Intangible Assets

Intangible assets were acquired in connection with our business acquisitions. As of April 4, 2009, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Acquired technology and patents	10 years	$2,304	$(787)	$1,517
Acquired customers	18 years	42,383	(7,232)	35,151
Non-compete agreements	5 years	561	(275)	286
Intangible assets subject to amortization	17 years	45,248	(8,294)	36,954

Proprietary processes	Indefinite			3,458
Trademarks	Indefinite			4,002
Indefinite-lived intangible assets, other than goodwill				7,460

Total				$44,414

As of January 3, 2009, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Acquired technology and patents	10 years	$2,295	$(713)	$1,582
Acquired customers	18 years	42,330	(6,596)	35,734
Non-compete agreements	5 years	559	(243)	316
Intangible assets subject to amortization	17 years	45,184	(7,552)	37,632

Proprietary processes	Indefinite			3,428
Trademarks	Indefinite			3,979
Indefinite-lived intangible assets, other than goodwill				7,407

Total				$45,039

5. New Accounting Pronouncements

Business Combinations

The Corporation adopted the provisions of the FASB Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, on January 4, 2009.  This Statement amends SFAS 141, Business Combinations, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS No. 141(R) had an immaterial impact on the Corporation’s financial position or results of operations.

Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133

The Corporation adopted the provisions of the FASB Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133, on January 4, 2009.  The Statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, results of operations, and cash flows. The adoption of SFAS No. 161 had no impact on the Corporation’s financial position or results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

The Corporation adopted the provisions of the FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, on January 4, 2009, with retrospective application.  This FSP was issued to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities.  This FSP also provides guidance on how to allocate earnings to participating securities and compute basic earnings per share (EPS) using the two-class method.  The adoption of EITF 03-6-1 did not have a material impact to EPS.

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

Revenue from External Customers:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(unaudited)
United States	$76,893	$67,907
United Kingdom	7,974	16,580
Ireland	9,502	8,597
Other foreign countries	7,053	8,778

Total net revenues	$101,422	$101,862

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. The Corporation’s revenue includes revenue from customers of the Corporation which individually account for 10% or more of revenue as follows:

Three months ended April 4, 2009— One customer represented approximately 41.9% of revenue.

Three months ended March 29, 2008— Two customers represented approximately 32.2% and 10.8% of revenue, respectively.

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenues from aerospace products are included in the “other” category.

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(unaudited)
Instruments	$46,505	$39,289
Implants	29,083	30,295
Cases	18,499	21,518
Other	7,335	10,760

Total net revenues	$101,422	$101,862

7. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(unaudited)
Numerator:
Net income	$6,847	$3,967
Denominator:
Weighted-average shares outstanding:
Basic	35,286	35,153
Effect of dilutive stock options, restricted stock and stock warrants	95	182

Diluted	35,381	35,335

Net income per share:
Basic	$0.19	$0.11

Diluted	$0.19	$0.11

Diluted shares outstanding for the three month period ended April 4, 2009 exclude the antidilutive effects of potentially dilutive restricted stock totaling approximately 72 shares of common stock.

8. Commitments and Contingencies

Environmental
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

Unconditional Purchase Obligations
The Corporation has contracts to purchase minimum quantities of cobalt chrome and titanium through December 2011.  Based on contractual pricing at April 4, 2009, the minimum purchase obligations totaled $23,464.  Purchases under 2009 contracts totaled approximately $4,604 as of April 4, 2009.  These purchases are not in excess of our forecasted requirements.

 Legal
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

9. Comprehensive Income

Comprehensive income is comprised of net income, gains (losses) resulting from currency translations of foreign entities and unrealized losses on our derivative designated as a hedge under SFAS 133. Comprehensive income consists of the following:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(unaudited)

Net Income	$6,847	$3,967
Foreign currency translation adjustments	(460)	$2,742
Derivative, net of tax benefit	(43)	-

Comprehensive income	$6,344	$6,709

10. Acquisitions

Results of the following acquisition are included in the Statement of Operations from the date of acquisition.

On January 25, 2008, the Corporation acquired substantially all the assets and real property of DePuy Orthopaedics, Inc.’s New Bedford, Massachusetts instrument manufacturing facility for $45,246 in cash. This facility manufactures orthopedic instruments as well as general surgical instruments and small implants.

As of April 4, 2009, the aggregate purchase price was allocated to the opening balance sheet as follows:

Current assets	$7,819
PP&E	22,101
Acquired customers (amortized over 15 years)	5,130
Goodwill	10,196

Purchase price, net	$45,246

Unaudited Proforma Results  The following table represents the proforma results of the Corporation’s operations had the acquisition of New Bedford been completed as of the beginning of the periods presented:

	Three Months Ended
	April 4,	March 29,
	2009	2008
Revenue	$101,422	$104,539
Net income	6,847	4,033
Earnings per share—basic	$0.19	$0.11
Earnings per share—diluted	$0.19	$0.11

11. Derivatives

The Company utilizes derivative instruments to minimize the volatility of cash flows and income statement impacts associated with interest rate payments on its variable rate debt.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149 (collectively referred to as “SFAS 133”), the Company recognizes all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheets. The Company utilizes third party valuations to determine the fair value of these derivatives. The Company considers its derivative instrument valuations to be Level 2 fair value measurements under SFAS 157 (see Note 12).

To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income, a component of shareholders’ equity in the condensed consolidated balance sheets, until the underlying transaction hedged is recognized in the unaudited condensed consolidated statements of operations. The Company accounts for certain derivatives hedging the variable payment of interest as cash flow hedges with the impact of the hedge being reclassified to interest expense in the unaudited condensed consolidated statements of operations, upon payment of interest.

The Corporations profitability and cash flows are affected by changes in interest rates, specifically the LIBOR rate.  The primary purpose of the Corporation’s interest rate risk management activities is to hedge its exposure to changes in interest rates.  In 2009, the Corporations entered into a forward swap contract to manage interest rate risk related to a portion of its current variable rate senior secured term loan. The Corporation has hedged the future variable rate interest payments related to $64,100 of the total outstanding term loan indebtedness due in 2011 pursuant to this forward swap contract.  This swap contract, which had a fair value of $71 at April 4, 2009, is designated as a cash flow hedge of the future payment of variable rate interest with three-month LIBOR fixed at 1.34% per annum in 2009, 2010 and 2011, respectively.

In 2006, the Corporation entered into a forward swap contract to manage interest rate risk related to a portion of its then existing variable rate senior secured first lien term loan. This swap contract, which had a fair value of $3,306 at April 4, 2009, was not designated as a cash flow hedge of the future variable rate payment of interest.  The entire change in the fair value of this interest rate swap is recorded to derivative valuation (gain) / loss in the unaudited condensed consolidated statements of operations. For the three months ended April 4, 2009 and March 29, 2008, the Corporation recorded a gain of $394 and a loss of $1,305, respectively.

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

As of April 4, 2009 the Corporation held interest rate derivative instruments that are required to be measured at fair value on a recurring basis. These included the Corporation’s interest rate derivative instruments.

The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these swap contracts as Level 2.

The Corporation’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at April 4, 2009 were as follows:

	April 4, 2009				January 3, 2009
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$-	$(3,377)	$-	$(3,377)	$-	$(3,771)	$-	$(3,771)
Total	$-	$(3,377)	$-	$(3,377)	$-	$(3,771)	$-	$(3,771)

Additionally, financial instruments also consist of cash and cash equivalents, accounts receivable, and long-term debt, including interest-rate swap agreements and foreign exchange forward contracts.  The carrying value of these financial instruments approximates fair value.

13. Income Taxes

                The Corporation’s policy with respect to interest and penalties associated with reserves for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of April 4, 2009, the total amount of unrecognized income tax benefits computed under FIN 48 was approximately $6,762, all of which, if recognized, would impact the effective income tax rate of the Corporation. As of April 4, 2009, the Corporation had recorded a total of $274 of accrued interest and penalties related to uncertain tax positions. The Corporation foresees possible changes in its reserves for uncertain income tax positions as reasonably possible during the next 12 months that could result in an increase or decrease in the reserves of $574 or $1,212, respectively, due to R&D credits. As of April 4, 2009, the Corporation is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2006-2008. The Corporation is also subject to unexpired statutes of limitation for various states including most significantly Indiana, Michigan, and New Hampshire generally for the years 2001-2008.

13. Income Taxes (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 3, 2009	$8,695
Additions based on tax positions—current year	76
Settlements	(2,009)

Balance at April 4, 2009	$6,762

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

Business Overview

We are a leading independent provider of implants and related instruments and cases to orthopedic device manufacturers and other medical markets. We also design, develop and produce these products for companies in other segments of the medical device market, including arthroscopy, dental, laparoscopy, osteobiologic and endoscopy sectors, and provide limited specialized products to non-healthcare markets, such as the aerospace industry.

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

During the first quarter 2009, our revenue decreased 0.4% compared to the first quarter 2008, which was largely driven by a $7.4 million unfavorable impact from foreign currency exchange rate fluctuations.  Our revenue from our top five orthopedic customers increased 9.4% and represented 68.1% of total revenues.  We experienced revenue increases in instrument and implant products as our core orthopedic customers continue to launch new products.  Our case revenue decreased from the first quarter 2008 as our non-orthopedic medical customer reduced their requirements in response to the current economic environment.  We also experienced slightly lower aerospace revenue as our customers respond to the current economic environment. Excluding the impact of New Bedford, which was acquired at the end of January 2008, and foreign currency exchange rate fluctuations, our revenue grew by 4.2% in the first quarter of 2009 compared to the first quarter 2008 and grew 3.1% over the fourth quarter of 2008.

Over the last four years, we have completed five acquisitions which have afforded us the opportunity to offer a comprehensive line of implants, surgical instruments and cases for orthopedic device manufacturers and other medical markets on a global basis, as well as specialized parts into the aerospace industry.

In January 2008, we acquired DePuy Orthopaedics, Inc.’s (“DePuy”) New Bedford, Massachusetts instrument manufacturing facility (“New Bedford”). We purchased substantially all of the assets and real estate of New Bedford for approximately $45.2 million in cash. New Bedford produces orthopedic instruments, general medical instruments and some small spine related implants. Historically, 100% of the products produced at the facility were for DePuy. Commencing in the third quarter of 2008, we began to utilize this facility to serve our other medical customers, as we have a strategy to diversify and expand both product and customer portfolio at this facility. In connection with the acquisition, we entered into a supply agreement which requires DePuy to make minimum purchases from New Bedford for a four year period. The agreement stipulates that these purchases are incremental to other products we presently or previously produced on DePuy’s behalf. The commitment from DePuy totals $106.0 million over the four year period, with specific amounts in each year. Certain key members of New Bedford’s pre-acquisition management team continue to lead this business unit. We believe this acquisition strengthens our position as a leading provider to the orthopedic industry and provides additional manufacturing capacity to better serve our broad customer base, builds on our relationship with DePuy, expands our East Coast presence and allows us to move forward with an existing skilled workforce to service our growing market.

Our focus remains on being a leader in our core orthopedic business, while capitalizing on our leadership to extend our Total Solutions® approach into other medical markets.  We continue to see a favorable customer response to our offerings and experience growth as more and more of our customers are impacted by an increase quality and regulatory environment.  Many of our customers are reducing their number of suppliers and consolidating purchases with larger strategic providers. By leveraging our global resources and yet providing a local presence across the global marketplace, we become closer to our customers, provide quicker response times and increase our value added services.

First Quarter Results of Operations

Revenue.   Revenue for the three month period ended April 4, 2009 decreased $0.5 million, or 0.4%, to $101.4 million from $101.9 million for the comparable 2008 period.  Revenue for each of our principal product categories in these periods was as follows:

Product Category	Three Months Ended
	April 4,	March 29,
	2009	2008
	(unaudited)
Instruments	$46.5	$39.3
Implants	29.1	30.3
Cases	18.5	21.5
Other	7.3	10.8

Total	$101.4	$101.9

The $0.5 million decrease in revenue resulted from unfavorable foreign currency exchange rate fluctuations of $7.4 million mostly offset by increased volume within our instrument and implant product lines. Instrument revenue increased $7.2 million. This increase was driven by an increase in organic customer demand of $5.9 million due to the continuation of several large projects for our top customers. In addition, 2009 instrument revenue increased $2.2 million from our New Bedford acquisition which was completed at the end of January 2008. Foreign currency exchange rate fluctuations partially offset the increases in instrument revenues as they had an unfavorable impact of $0.9 million. Implant revenue decreased $1.2 million driven by unfavorable foreign currency exchange rate fluctuations of $2.9 million, mostly offset by organic growth of $1.2 million and the additional sales from our New Bedford acquisition of $0.5 million. Case revenue decreased $3.0 million due to a $2.2 million decrease in customer demand from our non-orthopedic medical customers as they react to the current economic environment and $0.8 million of unfavorable foreign currency exchange rate fluctuations.  Other product revenue decreased $3.5 million primarily driven by unfavorable foreign currency exchange rate fluctuations of $2.8 million and a reduction in customer demand of $0.6 million.

Gross Profit.  Gross profit for the three month period ended April 4, 2009 increased $0.6 million, or 2.6%, to $24.6 million from $23.9 million for the comparable 2008 period.  Gross margin as a percentage of revenue for the first quarter 2009 was 24.2% compared to 23.5% in the same period last year.  This increase was primarily driven by an increased number of large volume projects from our top customers, which resulted in decreased overhead costs as a percentage of revenue as well as more favorable product mix.

Selling, General and Administrative Expenses.  For the three month period ended April 4, 2009, selling, general and administrative expenses (“SG&A”) were $13.4 million compared with the three month period ended March 29, 2008 of $14.4 million. The decrease was primarily driven by a reduction in professional fees and expenses incurred in first quarter 2008 of $2.2 million from the review of accounting irregularities at our Sheffield, UK operating unit, partially offset by an increase in non-cash, stock based compensation expense of $0.6 and the additional costs incurred at New Bedford, which was acquired at the end of January 2008.

Other (Income) Expense.    Interest expense for the three month period ended April 4, 2009 decreased $0.9 million, or 32.6%, to $1.8 million from $2.7 million for the comparable period in 2008. This decrease reflects the reduction in our interest rate margin above LIBOR due to improved financial ratios, as well as the general decline in the interest rate market in the first quarter 2009 as compared to 2008.  The net derivatives gain in first quarter 2009 consists of a gain on interest rate swap valuation of $394 related to our interest rate swap that has not been designated as a hedge under SFAS 133 as compared to a loss of $1.3 million for the comparable period in 2008. The interest rate swaps are used to convert our variable rate long-term debt to fixed rates. During 2008, the Corporation also held foreign currency forwards to mitigate fluctuations in foreign currency on the statement of operations. The gain of the foreign currency valuation for fiscal 2008 offset losses on foreign currency fluctuations that were included within other expense.

Provision for Income Taxes. Our effective tax rate was 32.0% for the three month period ended April 4, 2009 as compared to 32.3% for the three month period ended March 29, 2008. Provision for income taxes increased by $1.3 million, or 70.4%, to $3.2 million for the three month period ended April 4, 2009 from $1.9 million for the comparable 2008 period due to higher levels of pre-tax income.

Liquidity and Capital Resources

Our principal sources of liquidity in the three month period ended April 4, 2009 were cash generated from operations and borrowings under our senior revolving credit facility.  Principal uses of cash in the three month period ended April 4, 2009 included increased working capital, capital expenditures and debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions.

Operating Activities   Operating activities generated cash of $9.5 million in the three month period ended April 4, 2009 compared to a use of $8.5 million for the three month period ended March 29, 2008, an increase of $17.9 million.  Net cash provided by working capital for the three month period ended April 4, 2009 was $15.2 million higher than the comparable 2008 period.  In addition to this improvement in the net change in working capital, net income, adjusted for non-cash items, increased $2.7 million.

Cash used for working capital fluctuations was $3.5 million in the three month period ended April 4, 2009 as compared to a use of $18.7 million in the comparable 2008 period.  In the three month period ended April 4, 2009, the primary sources of cash for working capital came from an increase in accounts payable and a cash refund for income taxes, offset by increases in inventory and reductions in accrued expenses.  In the three month period ended March 29, 2008, the primary uses of cash for working capital came from increases in accounts receivable and inventory as a result of our post-acquisition production activity at New Bedford and a significant increase in organic revenue growth.

Investing Activities  Capital expenditures of $4.8 million were $0.7 million higher in the three month period ended April 4, 2009 compared to the three month period ended March 29, 2008.  The acquisition of New Bedford used $45.2 million of cash in the three month period ended March 29, 2008.

Financing Activities   Financing activities generated $4.1 million of cash in the three month period ended April 4, 2009 compared to the three month period ended March 29, 2008 due primarily to use of our revolving line of credit, partially offset by payments on long-term debt and capital leases.  During 2008, the incremental $60.0 million of borrowings under our senior credit loan facility was used to fund the New Bedford acquisition, in addition to payments on long-term debt and capital leases.

Capital Expenditures

Capital expenditures totaled $4.8 million for the three months ended April 4, 2009, compared to $4.1 million for the three month period ended March, 29, 2008. Expenditures were primarily for increased automation as well as to replace existing equipment. We expect to continue expansion and capability enhancement efforts in our Malaysia facility during 2009.

Debt and Credit Facilities

As of April 4, 2009, we had an aggregate of $135.6 million of outstanding indebtedness, which consisted of $102.3 million of term loan borrowings outstanding under our Senior Credit Agreement, $26.0 million of borrowings outstanding under our revolving credit facility, $2.8 million of borrowings under our UK short-term credit facility, $0.5 million of borrowings under our Malaysia short-term credit facility, and $4.0 million of capital lease obligations. We had one outstanding letter of credit as of April 4, 2009 for $2.5 million.

Our Senior Credit Agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. We were in compliance with these covenants under the senior credit facility as of April 4, 2009.

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

Contractual Obligations and Commercial Commitments

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(in millions)
Long-term debt obligations (1)	$128.3	$12.7	$115.6	$-	$-
Capital lease obligations	7.1	1.1	2.0	2.6	1.4
Operating lease obligations	5.4	1.6	2.5	1.3	-
Purchase obligations (2)	24.4	13.0	11.4	-	-

Total	$165.2	$28.4	$131.5	$3.9	$1.4

* Less than 1 year is defined as the remainder of fiscal 2009. Following periods are whole fiscal years.
** Liabilities for unrecognized tax benefits of $6.8 million are excluded as reasonable estimates could not be made regarding the timing of future cash outflows associated with those liabilities.

(1) Represents principal maturities only and, therefore, excludes the effects of interest and interest rate swaps.

(2) Primarily represents purchase agreements to buy minimum quantities of titanium and cobalt chrome through December 2011.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the senior credit facility. We had one letter of credit outstanding as of April 4, 2009 in the amount of $2.5 million.

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

We incurred approximately $0.2 million in capital expenditures for environmental, health and safety in the three month period ended April 4, 2009 compared to $0.1 million for the comparable 2008 period.

In connection with our recent acquisitions, we completed Phase I assessments and did not identify any significant issues that need to be remediated.  We cannot be certain that environmental issues will not be discovered or arise in the future related to these acquisitions.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended January 3, 2009, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the three months ended April 4, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Our exposure to these risks, at the end of the first quarter covered by this report, has not changed materially since January 3, 2009.

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

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we are still in the process of integrating the New Bedford operations and will be incorporating these operations as part of our internal controls. For purposes of this evaluation, the impact of this acquisition on our internal controls over financial reporting has been excluded. See Note 10 to the condensed consolidated financial statements included in Item 1 for a discussion of the New Bedford acquisition.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

SEC Inquiry

Following the discovery of the accounting irregularities at our Sheffield, UK operating unit, the Audit Committee self-reported the matter to the staff of the SEC in October 2007.  Thereafter, the SEC commenced an informal inquiry regarding this matter.

We have fully cooperated with the SEC in its investigation.  At this time we are unable to predict the time period necessary to resolve the investigation or the ultimate resolution thereof.  To date, considerable legal, tax and accounting expenses have been incurred in connection with our Audit Committee’s investigation into this matter and expenditures may continue to be incurred in the future with regard to the SEC’s investigation.  It is also possible that the investigation may continue to require management’s time and attention and accounting and legal resources, which could otherwise be devoted to the operation of our business.  Moreover, any action by the SEC against us, or members of our management, may cause us to be subject to injunctions, fines or other penalties or sanctions or result in private civil actions, loss of key personnel or other adverse consequences and may require us to devote additional time and resources to these matters.  The investigation may adversely affect our ability to obtain, and /or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse affect on our business, results of operations and financial condition.  In addition, the SEC investigation and the remedies applied may affect certain of our business relationships and consequently may have an adverse affect on our business in the future.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, which could materially affect our business, financial condition or future results.

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

** Filed concurrently herewith

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

May 8, 2009