Form 10-Q
period 2009-07-04
Symmetry Medical Inc.
filed 2009-08-07
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________ to_____________________________________

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
☐ Yes ☑ No

The number of shares outstanding of the registrant’s common stock as of August 4, 2009 was 35,810,751.

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

PART I FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

Symmetry Medical Inc.
Condensed Consolidated Balance Sheets

	July 4,	January 3,
	2009	2009
	(In Thousands)
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$18,516	$10,191
Accounts receivable, net	52,598	52,845
Inventories	68,334	61,111
Refundable income taxes	830	6,610
Deferred income taxes	5,256	3,993
Other current assets	4,913	3,154

Total current assets	150,447	137,904
Property and equipment, net	118,507	115,045
Goodwill	153,760	153,521
Intangible assets, net of accumulated amortization	44,260	45,039
Other assets	1,402	1,728

Total Assets	$468,376	$453,237

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$24,449	$26,929
Accrued wages and benefits	9,865	12,784
Other accrued expenses	4,864	5,186
Income tax payable	2,530	2,637
Deferred income taxes	109	-
Revolving line of credit	7,096	2,495
Current portion of capital lease obligations	668	1,034
Current portion of long-term debt	18,650	16,900

Total current liabilities	68,231	67,965
Deferred income taxes	23,332	18,131
Derivative valuation liability	3,370	3,771
Capital lease obligations, less current portion	3,129	3,356
Long-term debt, less current portion	95,400	107,600

Total Liabilities	193,462	200,823

Shareholders' Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued July 4, 2009—35,811; January 3, 2009—35,801	4	4
Additional paid-in capital	277,716	275,890
Accumulated deficit	(5,685)	(21,507)
Accumulated other comprehensive income (loss)	2,879	(1,973)

Total Shareholders' Equity	274,914	252,414

Total Liabilities and Shareholders' Equity	$468,376	$453,237

 See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Month Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(In Thousands, Except Per Share Data)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$100,954	$109,787	$202,376	$211,649
Cost of Revenue	74,183	82,373	151,047	160,289

Gross Profit	26,771	27,414	51,329	51,360
Selling, general and administrative expenses	13,230	14,926	26,582	29,309

Operating Income	13,541	12,488	24,747	22,051
Other (income)/expense:
Interest expense	1,564	2,917	3,384	5,617
Derivatives valuation gain	(175)	(1,381)	(568)	(215)
Other	(12)	(189)	(308)	(352)

Income before income taxes	12,164	11,141	22,239	17,001
Income tax expense	3,189	4,939	6,417	6,832

Net income	$8,975	$6,202	$15,822	$10,169

Net income per share:
Basic	$0.25	$0.18	$0.45	$0.29

Diluted	$0.25	$0.17	$0.44	$0.28

Weighted average common shares and equivalent shares outstanding:
Basic	35,326	35,155	35,289	35,154
Diluted	35,529	35,323	35,437	35,329

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	July 4,	June 28,
	2009	2008
	(In Thousands)
	(unaudited)	(unaudited)

Operating activities
Net income	$15,822	$10,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,443	9,397
Amortization	1,461	1,474
Net loss on sale of assets	106	127
Deferred income tax provision	4,041	(924)
Excess tax benefit from stock-based compensation	-	(92)
Stock-based compensation	1,720	613
Derivative valuation gain	(568)	(69)
Foreign currency transaction (gains) losses	(353)	414
Change in operating assets and liabilities:
Accounts receivable	1,956	(19,890)
Other assets	(1,404)	(1,449)
Inventories	(5,896)	(7,503)
Current income taxes	5,788	5,981
Accounts payable	(4,267)	(1,082)
Accrued expenses and other	(4,295)	(62)

Net cash provided by (used in) operating activities	23,554	(2,896)

Investing activities
Purchases of property and equipment	(9,171)	(8,976)
Proceeds from the sale of fixed assets	11	220
Acquisitions, net of cash received	-	(46,506)

Net cash used in investing activities	(9,160)	(55,262)

Financing activities
Proceeds from bank revolver	28,659	39,887
Payments on bank revolver	(26,462)	(40,669)
Issuance of long-term debt	-	60,000
Payments on long-term debt and capital lease obligations	(9,120)	(6,297)
Proceeds from the issuance of common stock	106	116
Excess tax benefit from stock-based compensation	-	92

Net cash provided by (used in) financing activities	(6,817)	53,129
Effect of exchange rate changes on cash	748	501

Net increase (decrease) in cash and cash equivalents	8,325	(4,528)
Cash and cash equivalents at beginning of period	10,191	12,089

Cash and cash equivalents at end of period	$18,516	$7,561

Supplemental disclosures:
Cash paid for interest	$3,954	$4,487

Cash paid (received) for income taxes	$(3,474)	$1,854

Assets acquired under capital leases	$-	$91

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

The Corporation’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2009 is a 52 week year ending January 2, 2010.  The Corporation’s interim quarters for 2009 are 13 weeks long and quarter-end dates have been set as April 4, 2009, July 4, 2009 and October 3, 2009. Fiscal year 2008 was a 53 week year (ending January 3, 2009). The Corporation’s first two interim quarters for 2008 were 13 weeks long ending the Saturday closest to March 31 and June 30 and the third quarter was 14 weeks long, ending Saturday, October 4, 2008. References in these condensed consolidated financial statements to the three months ended refer to these financial periods, respectively.

2. Inventories

Inventories consist of the following:

	July 4,	January 3,
	2009	2009
	(unaudited)
Raw material and supplies	$16,390	$12,502
Work-in-process	31,390	31,420
Finished goods	20,554	17,189

	$68,334	$61,111

3. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	July 4,	January 3,
	2009	2009
	(unaudited)
Land	$7,004	$6,473
Buildings and improvements (20 to 40 years)	42,006	40,183
Machinery and equipment (5 to 15 years)	135,125	127,716
Office equipment (3 to 5 years)	11,995	10,859
Construction-in-progress	6,911	4,227

	203,041	189,458
Less accumulated depreciation	(84,534)	(74,413)

	$118,507	$115,045

4. Intangible Assets

Intangible assets were acquired in connection with our business acquisitions. As of July 4, 2009, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Acquired technology and patents	10 years	$2,347	$(883)	$1,464
Acquired customers	18 years	42,635	(7,903)	34,732
Non-compete agreements	5 years	668	(314)	354
Intangible assets subject to amortization	17 years	45,650	(9,100)	36,550

Proprietary processes	Indefinite			3,598
Trademarks	Indefinite			4,112
Indefinite-lived intangible assets, other than goodwill				7,710

Total				$44,260

As of January 3, 2009, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Acquired technology and patents	10 years	$2,295	$(713)	$1,582
Acquired customers	18 years	42,330	(6,596)	35,734
Non-compete agreements	5 years	559	(243)	316
Intangible assets subject to amortization	17 years	45,184	(7,552)	37,632

Proprietary processes	Indefinite			3,428
Trademarks	Indefinite			3,979
Indefinite-lived intangible assets, other than goodwill				7,407

Total				$45,039

5. New Accounting Pronouncements

Business Combinations.  The Corporation adopted the provisions of the FASB Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, on January 4, 2009.  This Statement amends SFAS 141, Business Combinations, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS No. 141(R) had an immaterial impact on the Corporation’s financial position and results of operations.

Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.  The Corporation adopted the provisions of the FASB Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133, on January 4, 2009.  The Statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, results of operations, and cash flows. The adoption of SFAS No. 161 had no impact on the Corporation’s financial position or results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  The Corporation adopted the provisions of the FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, on January 4, 2009, with retrospective application.  This FSP was issued to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities.  This FSP also provides guidance on how to allocate earnings to participating securities and compute basic earnings per share (EPS) using the two-class method.  The adoption of EITF 03-6-1 reduced previously reported EPS by $0.01 for the three and six months ended June 28, 2008.

5. New Accounting Pronouncements (Continued)

Subsequent Events.  The Corporation adopted the provisions of the FASB Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events, on July 4, 2009.  This Statement modifies the definition of subsequent events and defines the two types of subsequent events as recognized and non-recognized.  It also requires entities to disclose the date through which subsequent events have been evaluated and the basis for choosing that date. The Corporation issued its financial statements by filing with the Securities Exchange Commission on August 7, 2009, for the quarter ended July 4, 2009. The Corporation evaluated subsequent events up through the time of the filing.

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

Revenue from External Customers:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
United States	$74,427	$77,272	$151,320	$145,179
United Kingdom	7,386	14,723	15,360	31,303
Ireland	9,796	8,376	19,298	16,972
Other foreign countries	9,345	9,416	16,398	18,195

Total net revenues	$100,954	$109,787	$202,376	$211,649

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. The Corporation’s revenue includes revenue from customers of the Corporation which individually account for 10% or more of revenue as follows:

Three months ended July 4, 2009— One customer represented approximately 41.4% of revenue.

Six months ended July 4, 2009 – One customer represented approximately 41.7% of revenue.

Three months ended June 28, 2008— Two customers represented approximately 32.6% and 10.4% of revenue, respectively.

Six months ended June 28, 2008 – Two customers represented approximately 32.4% and 10.6% of revenue, respectively.

6. Segment Reporting (Continued)

Revenue by Product Category:

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenues from aerospace products are included in the “other” category.

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Instruments	$46,847	$45,099	$93,352	$84,388
Implants	29,935	31,139	59,018	61,434
Cases	18,873	23,427	37,372	44,945
Other	5,299	10,122	12,634	20,882

Total net revenues	$100,954	$109,787	$202,376	$211,649

7. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Numerator:
Net income	$8,975	$6,202	$15,822	$10,169
Denominator:
Weighted-average shares outstanding:
Basic	35,326	35,155	35,289	35,154
Effect of dilutive stock options, restricted stock and stock warrants	203	168	148	175

Diluted	35,529	35,323	35,437	35,329

Net income per share:
Basic	$0.25	$0.18	$0.45	$0.29

Diluted	$0.25	$0.17	$0.44	$0.28

8. Commitments and Contingencies

Legal & Environmental.  The Corporation is involved, from time to time, in various contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to its business. Currently, there is no environmental or other litigation pending or, to the knowledge of the Corporation, threatened, that the Corporation expects to have a material adverse effect on its financial condition, results of operations or liquidity. While litigation is subject to uncertainties and the outcome of litigated matters is not predictable with assurance, the Corporation currently believes that the disposition of all pending or, to the knowledge of the Corporation, threatened claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Corporation’s consolidated financial condition, results of operations or liquidity.

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of cobalt chrome and titanium through December 2011.  Based on contractual pricing at July 4, 2009, the minimum purchase obligations totaled $19,626.  Purchases under 2009 contracts totaled approximately $8,440 as of July 4, 2009.  These purchases are not in excess of our forecasted requirements.

8. Commitments and Contingencies (Continued)

Other.  Following the discovery of certain accounting irregularities at our Sheffield, UK operating unit (as further described in this Form 10-Q at Part II, Item 1), the Audit Committee self-reported the matter to the staff of the Securities and Exchange Commission (SEC). Thereafter, the SEC commenced an informal inquiry into this matter. The Corporation has fully cooperated with the SEC in its investigation. At this time, the Corporation is unable to predict the timing of the ultimate resolution of this investigation or the impact thereof.

9. Comprehensive Income

Comprehensive income is comprised of net income, gains (losses) resulting from currency translations of foreign entities and unrealized losses on our derivative designated as a hedge under SFAS 133. Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Net Income	$8,975	$6,202	$15,822	$10,169
Foreign currency translation adjustments	5,408	$(262)	5,018	$2,480
Derivative, net of tax benefit (1)	(58)	-	(100)	-

Comprehensive income	$14,325	$5,940	$20,740	$12,649

(1)	Derivatives are net of income tax benefits of $38 and $67 for the three and six month periods ended July 4, 2009, respectively.

10. Acquisitions

Results of the following acquisition are included in the Statement of Operations from the date of acquisition.

On January 25, 2008, the Corporation acquired substantially all the assets and real property of DePuy Orthopaedics, Inc.’s (“DePuy”) New Bedford, Massachusetts instrument manufacturing facility (“New Bedford”) for $45,246 in cash. This facility manufactures orthopedic instruments as well as general surgical instruments and small implants.

As of July 4, 2009, the aggregate purchase price was allocated to the opening balance sheet as follows:

Current assets	$7,819
PP&E	22,101
Acquired customers (amortized over 15 years)	5,130
Goodwill	10,196

Purchase price, net	$45,246

Unaudited Pro-forma Results  The following table represents the pro-forma results of the Corporation’s operations had the acquisition of New Bedford been completed as of the beginning of the periods presented:

	Six Months Ended
	July 4,	June 28,
	2009	2008
Revenue	$202,376	$214,326
Net income	15,822	10,235
Earnings per share—basic	$0.45	$0.29
Earnings per share—diluted	$0.44	$0.28

11. Derivatives

The Corporation utilizes derivative instruments to minimize the volatility of cash flows and income statement impacts associated with interest rate payments on its variable rate debt.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended in June 2000 by SFAS No. 138 and in May 2003 by SFAS No. 149 (collectively referred to as “SFAS 133”), the Corporation recognizes all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheets. The Corporation utilizes third party valuations to determine the fair value of these derivatives. The Corporation considers its derivative instrument valuations to be Level 2 fair value measurements under SFAS 157 (see Note 12).

11. Derivatives (Continued)

To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, until the underlying transaction hedged is recognized in the consolidated statements of operations. The Corporation accounts for certain derivatives hedging the payment of interest as cash flow hedges and the impact of the hedge being reclassified to interest expense in the consolidated statements of operations, upon payment of interest.

The Corporation’s profitability and cash flows are affected by changes in interest rates, specifically the LIBOR rate.  The primary purpose of the Corporation’s interest rate risk management activities is to hedge its exposure to changes in interest rates.  In 2009, the Corporation entered into a forward swap contract to manage interest rate risk related to a portion of its current variable rate senior secured term loan. The Corporation has hedged the future interest payments related to $64,100 of the total outstanding term loan indebtedness due in 2011 pursuant to this forward swap contract.  This swap contract, which had a fair value of ($167) at July 4, 2009, is designated as a cash flow hedge of the future payment of variable rate interest with three-month LIBOR fixed at 1.34% per annum in 2009, 2010 and 2011, respectively.

In 2006, the Corporation entered into a forward swap contract to manage interest rate risk related to a portion of its then existing variable rate senior secured first lien term loan. This swap contract, which had a fair value of ($3,203) at July 4, 2009, was not designated as a cash flow hedge of the future variable rate payment of interest.  The entire change in the fair value of this interest rate swap is recorded to derivative valuation gain in the consolidated statements of operations. For the six months ended July 4, 2009 and June 28, 2008, the Corporation recorded a gain of $568 and $77, respectively.

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

As of July 4, 2009 the Corporation held interest rate derivative instruments that are required to be measured at fair value on a recurring basis. These included the Corporation’s interest rate derivative instruments.

The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these swap contracts as Level 2.

The Corporation’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at July 4, 2009 were as follows:

	July 4, 2009				January 3, 2009
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps		$(3,370)		$(3,370)	$-	$(3,771)	$-	$(3,771)
	$ -	$(3,370)	$ -	$(3,370)	$-	$(3,771)	$-	$(3,771)

Additionally, financial instruments also consist of cash and cash equivalents, accounts receivable, and long-term debt, including interest-rate swap agreements and foreign exchange forward contracts.  The carrying value of these financial instruments approximates fair value.

13. Income Taxes

The provision for income taxes differs from that computed at the Federal statutory rate of 39% in 2009 and 2008 as follows:

	Quarter Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Tax at Federal statutory rate	$4,258	$3,899	$7,784	$5,950
State income taxes	415	415	760	615
State tax credits	(25)	(35)	(45)	(61)
Foreign income taxes	(1,349)	(201)	(1,526)	(306)
Qualified production activities deduction	(108)	(154)	(198)	(259)
Research and development credits—current year	(58)	49	(106)	(53)
Valuation allowance	-	82	-	82
Reserve for uncertain tax positions	68	674	(309)	674
Other	(12)	210	57	190

	$3,189	$4,939	$6,417	$6,832

The Corporation’s policy with respect to interest and penalties associated with reserves for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of July 4, 2009, the total amount of unrecognized income tax benefits computed under FIN 48 was approximately $6,423, all of which, if recognized, would impact the effective income tax rate of the Corporation. As of July 4, 2009, the Corporation had recorded a total of $299 of accrued interest and penalties related to uncertain tax positions. The Corporation foresees possible changes in its reserves for uncertain income tax positions as reasonably possible during the next 12 months that could result in an increase or decrease in the reserves of $149 or $575, respectively, due to R&D credits. As of July 4, 2009, the Corporation is subject to unexpired statutes of limitation for U.S. federal income taxes for the year 2008. The Corporation is also subject to unexpired statutes of limitation for various states including most significantly Indiana, Michigan, and New Hampshire generally for the years 2001-2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 3, 2009	$8,695
Additions based on tax positions—current year	374
Additions for tax positions—prior years	-
Settlements	(2,646)

Balance at July 4, 2009	$6,423

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In millions)

Business Overview

We are a leading independent provider of implants and related instruments and cases to orthopedic device manufacturers and other medical markets. We also design, develop and produce these products for companies in other segments of the medical device market, including the arthroscopy, dental, laparoscopy, osteobiologic and endoscopy sectors, and provide limited specialized products to non-healthcare markets, such as the aerospace industry.

We offer our customers Total Solutions® for complete implant systems—implants, instruments and cases. While our revenue to date has been derived primarily from the sale of implants, instruments and cases separately, or instruments and cases together, our ability to provide Total Solutions® for complete implant systems has already proven to be attractive to our customers, and we expect that this capability will continue to provide us with growth opportunities. In addition, we expect that our Total Solutions® capability will increase the relative percentage of value added products that we supply to our customers.

During the second quarter 2009, our revenue decreased $8.8 million, or 8.0%, compared to the second quarter 2008, which was largely driven by a $5.9 million unfavorable impact from foreign currency exchange rate fluctuations.  Excluding foreign currency exchange rate fluctuations, our revenue declined by 2.6% in the second quarter of 2009 compared to the second quarter 2008. Our revenue from our top five orthopedic customers represented 68.3% of total revenues.  We experienced slightly higher revenue in instrument and implant products as our core orthopedic customers continue to launch new products.  However, this increase in revenue was more than offset by decreased revenue in cases and aerospace products as our non-orthopedic customers reduced their requirements in response to the current economic environment.  Excluding aerospace, our medical revenue increased 0.6% as compared to second quarter 2008, on a constant currency basis.

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

Our focus remains on being a leader in our core orthopedic business, while capitalizing on our leadership to extend our Total Solutions® approach into other medical markets.  We continue to see a favorable customer response to our offerings and are experiencing growth as more and more of our customers are impacted by an increased quality and regulatory environment.  Many of our customers are reducing their number of suppliers and consolidating purchases with larger strategic providers. By leveraging our global resources yet providing a local presence across the global marketplace, we become closer to our customers, provide quicker response times and increase our value added services.

Second Quarter Results of Operations

Revenue.   Revenue for the three month period ended July 4, 2009 decreased $8.8 million, or 8.0%, to $101.0 million from $109.8 million for the comparable 2008 period.  Revenue for each of our principal product categories in these periods was as follows:

Product Category	Three Months Ended
	July 4,	June 28,
	2009	2008
	(unaudited)
Instruments	$46.9	$45.1
Implants	29.9	31.2
Cases	18.9	23.4
Other	5.3	10.1

Total	$101.0	$109.8

The $8.8 million decrease in revenue resulted from unfavorable foreign currency exchange rate fluctuations of $5.9 million and reduced sales on a constant currency basis within our case and aerospace product lines, which was only partially offset by increases in instrument and implant product lines. Instrument revenue increased $1.8 million. This increase was driven by an increase in organic customer demand of $2.5 million due to the continuation of several large projects for our top five customers driven primarily by product launches. Foreign currency exchange rate fluctuations partially offset the increases in instrument revenues as they had an unfavorable impact of $0.7 million. Implant revenue decreased $1.3 million driven by unfavorable foreign currency exchange rate fluctuations of $3.0 million, partially offset by organic growth of $1.7 million resulting from general industry growth. Case revenue decreased $4.5 million due to a $3.6 million decrease in customer demand from our non-orthopedic medical customers as they react to the current economic environment and $0.9 million of unfavorable foreign currency exchange rate fluctuations.  Other product revenue decreased $4.8 million primarily driven by a reduction of customer demand of $3.5 million due to our largest customer in the aerospace industry reacting to deteriorating market conditions in that sector in addition to unfavorable foreign currency exchange rate fluctuations of $1.3 million.

Gross Profit.  Gross profit for the three month period ended July 4, 2009 decreased $0.6 million, or 2.3%, to $26.8 million from $27.4 million for the comparable 2008 period.  Despite experiencing declining revenues and gross profit, management was able to increase the gross margin percentage to 26.5% in the second quarter of 2009 from 25.0% in the comparable 2008 period.  This improvement was primarily driven by improved operational performance at our Sheffield, UK operating unit due to the favorable impacts of our headcount reduction initiatives in late 2008, improved manufacturing processes and reduced material costs from the renegotiation of a key supply agreement.

Selling, General and Administrative Expenses.  For the three month period ended July 4, 2009, selling, general and administrative expenses (“SG&A”) were $13.2 million compared with the three month period ended June 28, 2008 of $14.9 million. The decrease was primarily driven by a reduction in professional fees and expenses incurred in the second quarter 2008 of $1.4 million from the review of accounting irregularities at our Sheffield, UK operating unit. The improvement also reflects a decrease in employee compensation costs, including headcount reductions, driven by lower revenue levels and our continued cost control efforts, partially offset by an increase in non-cash, stock based compensation expense of $0.5 million.

Other (Income) Expense.    Interest expense for the three month period ended July 4, 2009 decreased $1.4 million, or 46.4%, to $1.6 million from $2.9 million for the comparable period in 2008. This decrease reflects the reduction in the interest rate on our debt due to our improved financial ratios, as well as the general decline in the interest rate market in the second quarter 2009 as compared to 2008.  Additionally, aggregate outstanding indebtedness has decreased $20.6 million, or 14.2% as compared to June 28, 2008.  The net derivatives gain in second quarter 2009 consists of a gain on interest rate swap valuation of $0.2 million related to our interest rate swap that has not been designated as a hedge under SFAS 133 as compared to a gain of $1.4 million for the comparable period in 2008. The interest rate swaps are used to convert our variable rate long-term debt to fixed rates. During 2008, the Corporation also held foreign currency forwards to mitigate fluctuations in foreign currency on the statement of operations. The gain of the foreign currency valuation for fiscal 2008 offset losses on foreign currency fluctuations that were included within other expense.

Provision for Income Taxes. Our effective tax rate was 26.2% for the three month period ended July 4, 2009 as compared to 44.3% for the three month period ended June 28, 2008. Provision for income taxes decreased by $1.7 million, or 35.4%, to $3.2 million for the three month period ended July 4, 2009 from $4.9 million for the comparable 2008 period and differed from the US Federal statutory rate of 35% primarily due to a reduction in reserves for uncertain tax positions and a reduction in estimated taxes payable in foreign jurisdictions related to 2008 activities.

Six Months Results of Operations

Revenue.   Revenue for the six month period ended July 4, 2009 decreased $9.2 million, or 4.3%, to $202.4 million from $211.6 million for the comparable 2008 period.  Revenue for each of our principal product categories in these periods was as follows:

Product Category	Six Months Ended
	July 4,	June 28,
	2009	2008
	(unaudited)
Instruments	$93.4	$84.4
Implants	59.0	61.4
Cases	37.4	44.9
Other	12.6	20.9

Total	$202.4	$211.6

The $9.2 million decrease in revenue resulted from unfavorable foreign currency exchange rate fluctuations of $13.3 million and decreased cash and other revenue partially offset by increased revenue within our instrument and implant product lines on a constant currency basis. Instrument revenue increased $9.0 million driven by an increase in organic customer demand of $8.4 million due to the continuation of several large projects related to product launches for our top five customers. In addition, 2009 instrument revenue increased $2.2 million from our New Bedford acquisition which was completed at the end of January 2008. Foreign currency exchange rate fluctuations partially offset the increases in instrument revenues as they had an unfavorable impact of $1.6 million. Implant revenue decreased $2.4 million driven by unfavorable foreign currency exchange rate fluctuations of $6.6 million, partially offset by organic growth of $3.7 million resulting from general industry growth and the additional sales from our New Bedford acquisition of $0.5 million. Case revenue decreased $7.5 million due to a $5.8 million decrease in customer demand from our non-orthopedic medical customers as they react to the current economic environment and $1.7 million of unfavorable foreign currency exchange rate fluctuations.  Other product revenue decreased $8.3 million driven by both unfavorable foreign currency exchange rate fluctuations of $3.4 million and a reduction in customer demand of $4.9 million due to our largest customer in the aerospace industry reacting to deteriorating market conditions in that sector.

Gross Profit.  Gross profit for the six month period ended July 4, 2009 remained comparable with the 2008 period, decreasing $0.1 million, to $51.3 million from $51.4 million.  Despite experiencing declining revenues and gross profit, management was able to increase the gross margin percentage to 25.4% in the second quarter of 2009 from 24.3% in the comparable 2008 period.  This improvement was primarily due to improved operational performance at our Sheffield, UK operating unit driven by the favorable impacts of our headcount reduction initiatives in late 2008, improved manufacturing processes and reduced material costs from the renegotiation of a key supply agreement.

Selling, General and Administrative Expenses.  For the six month period ended July 4, 2009, selling, general and administrative expenses (“SG&A”) were $26.6 million compared with the six month period ended June 28, 2008 of $29.3 million. The decrease was primarily driven by a reduction in professional fees and expenses incurred in the first half of 2008 of $3.6 million from the review of accounting irregularities at our Sheffield, UK operating unit.  The improvement also reflects a decrease in employee compensation costs, including headcount reductions, driven by lower revenue levels and our continued cost control efforts, partially offset by an increase in non-cash, stock based compensation expense of $1.1 and the additional costs from the acquisition of New Bedford, which was acquired at the end of January 2008.

Other (Income) Expense.    Interest expense for the six month period ended July 4, 2009 decreased $2.2 million, or 39.8%, to $3.4 million from $5.6 million for the comparable period in 2008. This decrease reflects the reduction in our interest rate margin above LIBOR due to improved financial ratios, as well as the general decline in the interest rate market in the first half of 2009 as compared to 2008.  Additionally, aggregate outstanding indebtedness has decreased $20.6 million, or 14.2% as compared to June 28, 2008. In 2009, the Corporation entered into a forward swap contract to manage interest rate risk related to a portion of its current variable rate senior secured term loan. The Corporation has hedged the future interest payments related to $64.1 million of the total outstanding term loan indebtedness due in 2011 pursuant to this forward swap contract.  This swap contract is designated as a cash flow hedge of the future payment of variable rate interest with three-month LIBOR fixed at 1.34% per annum in 2009, 2010 and 2011, respectively.  The net derivatives gain for the six month period ended July 4, 2009 consists of a gain on interest rate swap valuation of $0.6 million related to our interest rate swap that has not been designated as a hedge under SFAS 133 as compared to a gain of $0.1 million for the comparable period in 2008. The interest rate swaps are used to convert our variable rate long-term debt to fixed rates. During 2008, the Corporation also held foreign currency forwards to mitigate fluctuations in foreign currency on the statement of operations. The gain of the foreign currency valuation for fiscal 2008 offset losses on foreign currency fluctuations that were included within other expense.

Provision for Income Taxes. Our effective tax rate was 28.9% for the six month period ended July 4, 2009 as compared to 40.2% for the six month period ended June 28, 2008. Provision for income taxes decreased by $0.4 million, or 6.1%, to $6.4 million for the six month period ended July 4, 2009 from $6.8 million for the comparable 2008 period and differed from the US Federal rate of 35% primarily due to the settlement of tax reserve and a reduction in estimated taxes payable in foreign jurisdictions related to 2008 activities.

Liquidity and Capital Resources

Current Market Conditions

Current global economic conditions have resulted in increased volatility in the financial markets. During the first half of Fiscal 2009, we actively monitored the financial health of our supplier base, tightened requirements for customer credit, and increased spending controls across the company. We will continue to monitor and manage these activities depending on current and expected market developments.

Liquidity

Our principal sources of liquidity in the six month period ended July 4, 2009 were cash generated from operations and borrowings under our senior revolving credit facility.  Principal uses of cash in the six month period ended July 4, 2009 included increased working capital and capital expenditures as well as debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions.

We believe our cash resources will permit us to stay committed to our strategic plan of increasing our share in the orthopedic market and expanding into other medical device segments.  In order to sustain profitability and cash flow during these current economic conditions we have reduced our work force, decreased the amount of overtime, renegotiated a key supply agreement for reduced material costs, implemented cost control measures and began to consolidate operating facilities.

Operating Activities.   Operating activities generated cash of $23.6 million in the six month period ended July 4, 2009 compared to a use of $2.9 million for the six month period ended June 28, 2008, an increase of $26.5 million.  The increase in cash from operations for the six month period ended July 4, 2009 is primarily a result of improved net income due to reduced SG&A costs, lower interest and lower taxes, in addition to decreased working capital requirements.

Cash used for working capital fluctuations was $8.1 million in the six month period ended July 4, 2009 as compared to a use of $24.0 million in the comparable 2008 period.  In the six month period ended July 4, 2009, the primary sources of cash for working capital came from a cash refund for income taxes, offset by increases in inventory and reductions in accounts payable and accrued expenses.  In the six month period ended June 28, 2008, the primary uses of cash for working capital came from increases in accounts receivable and inventory as a result of our post-acquisition production activity at New Bedford and a significant increase in organic revenue growth.

Investing Activities.  Capital expenditures of $9.2 million were $0.2 million higher in the six month period ended July 4, 2009 compared to the six month period ended June 28, 2008.  The acquisition of New Bedford used $45.2 million of cash in the six month period ended June 28, 2008.

Financing Activities.   Financing activities used $6.8 million of cash in the six month period ended July 4, 2009 compared to the six month period ended June 28, 2008 due primarily to payments on long-term debt and capital leases, partially offset by borrowings on our revolving line of credit.  During 2008, the incremental $60.0 million of borrowings under our senior credit loan facility was used to fund the New Bedford acquisition, in addition to payments on long-term debt and capital leases.

Capital Expenditures

Capital expenditures totaled $9.2 million for the six months ended July 4, 2009, compared to $9.0 million for the six month period ended June 28, 2008. Expenditures were primarily for expansion and capability enhancement efforts in our Malaysia facility, software and hardware system improvements at our US and Sheffield, UK operating units as well as continued spending on automation and replacement of equipment.

Debt and Credit Facilities

As of July 4, 2009, we had an aggregate of $124.9 million of outstanding indebtedness, which consisted of $98.1 million of term loan borrowings outstanding under our Senior Credit Agreement, $16.0 million of borrowings outstanding under our revolving credit facility, $5.3 million of borrowings under our UK short-term credit facility, $1.8 million of borrowings under our Malaysia short-term credit facility, and $3.8 million of capital lease obligations. We had one outstanding letter of credit as of July 4, 2009 for $3.5 million.

Our Senior Credit Agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. We were in compliance with these covenants under the senior credit facility as of July 4, 2009.

We believe that cash flow from operating activities and borrowings under our Senior Credit Agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the next twelve months. We also review technology, manufacturing and other strategic acquisition opportunities regularly, which may require additional debt or equity financing.

Contractual Obligations and Commercial Commitments

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in millions)
Long-term debt obligations (1)	$114.1	$8.5	$105.6	$-	$-
Capital lease obligations	6.7	0.7	2.0	2.6	1.4
Operating lease obligations	5.1	1.2	2.5	1.4	-
Purchase obligations (2)	19.9	8.5	11.4	-	-

Total	$145.8	$18.9	$121.5	$4.0	$1.4

* Less than 1 year is defined as the remainder of fiscal 2009. Following periods are whole fiscal years.
** Liabilities for unrecognized tax benefits of $6.4 million are excluded as reasonable estimates could not be made regarding the timing of future cash outflows associated with those liabilities.

 (1) Represents principal maturities only and, therefore, excludes the effects of interest and interest rate swaps.  Scheduled payments for our Revolving Credit Facility exclude interest payments as rates are variable.  Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement.  The applicable margin for borrowings under the Amendment ranges from 0.25% to 1.25% for base rate borrowings and 1.25% to 2.25% for LIBOR borrowings, subject to adjustment based on the average availability under the Revolving Credit Facility.

(2) Primarily represents purchase agreements to buy minimum quantities of titanium and cobalt chrome through December 2011.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the senior credit facility. We had one letter of credit outstanding as of July 4, 2009 in the amount of $3.5 million.

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

We incurred approximately $0.3 million in capital expenditures for environmental, health and safety in the six month period ended July 4, 2009 compared to $0.2 million for the comparable 2008 period.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended January 3, 2009 includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the three months ended July 4, 2009.

New Accounting Pronouncements

Business Combinations.  The Corporation adopted the provisions of the FASB Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, on January 4, 2009.  This Statement amends SFAS 141, Business Combinations, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS No. 141(R) had an immaterial impact on our financial position and results of operations.

Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.  The Corporation adopted the provisions of the FASB Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133, on January 4, 2009.  The Statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, results of operations, and cash flows. The adoption of SFAS No. 161 had no impact on our financial position or results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  The Corporation adopted the provisions of the FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, on January 4, 2009, with retrospective application.  This FSP was issued to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities.  This FSP also provides guidance on how to allocate earnings to participating securities and compute basic earnings per share (EPS) using the two-class method.  The adoption of EITF 03-6-1 reduced previously reported EPS by $0.01 for the three and six months ended June 28, 2008.

Subsequent Events.  The Corporation adopted the provisions of the FASB Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events, on July 4, 2009.  This Statement modifies the definition of subsequent events and defines the two types of subsequent events as recognized and non-recognized.  It also requires entities to disclose the date through which subsequent events have been evaluated and the basis for choosing that date. The Corporation issued its financial statements by filing with the Securities Exchange Commission on August 7, 2009, for the quarter ended July 4, 2009. The Corporation evaluated subsequent events up through the time of the filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Our exposure to these risks, at the end of the second quarter covered by this report, has not changed materially since January 3, 2009.

 ITEM 4. CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”).  See Exhibits 31.1 and 31.2.  This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 4, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except that we implemented a new ERP system at our Sheffield, UK operating unit which has improved our internal controls over financial reporting at that location.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

SEC Inquiry

Following the discovery of the accounting irregularities at our Sheffield, UK operating unit, the Audit Committee self-reported the matter to the staff of the SEC in October 2007.  Thereafter, the SEC commenced an informal inquiry regarding this matter.

We have fully cooperated with the SEC in its investigation.  At this time we are unable to predict the time period necessary to resolve the investigation or the ultimate resolution thereof.  To date, considerable legal, tax and accounting expenses have been incurred in connection with our Audit Committee’s investigation into this matter and expenditures may continue to be incurred in the future with regard to the SEC’s investigation.  It is also possible that the investigation may continue to require management’s time and attention and accounting and legal resources, which could otherwise be devoted to the operation of our business.  Moreover, any action by the SEC against us, or members of our management, may cause us to be subject to injunctions, fines or other penalties or sanctions or result in private civil actions, loss of key personnel or other adverse consequences and may require us to devote additional time and resources to these matters.  The investigation may adversely affect our ability to obtain, and /or increase the cost of obtaining directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse affect on our business, results of operations and financial condition.  In addition, the SEC investigation and the remedies applied may affect certain of our business relationships and consequently may have an adverse effect on our business in the future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held June 22, 2009.  Proxies were solicited for the Annual Meeting in accordance with the requirements of The Securities Exchange Act 1934.  At the Annual Meeting, the following occurred:

•
 With respect to Proposal 1 in our Proxy Statement (Election of Directors), John S. Krelle, Thomas E. Chorman and Robert G. Deuster were elected to serve as the Class I Directors.  The newly-elected Class I Directors will serve a three-year term, expiring at the annual shareholder meeting in 2012.  The Class II Directors, James S. Burns and Craig B. Reynolds are continuing Directors serving three-year terms that expire at the annual shareholder meeting in 2010.  The Class III Directors, Brian S. Moore and Francis T. Nusspickel are continuing Directors serving three-year terms that expire at the annual shareholder meeting in 2011.  The voting result for the Class I Directors was as follows:

Class II Director	Shares Voted For	Withheld

John S. Krelle	25,283,103	8,490,616
	74.86%	25.14%

Thomas E. Chorman	33,354,177	419,542
	98.76%	1.24%

Robert G. Deuster	33,343,201	430,518
	98.73%	1.27%

•
With respect to Proposal 2 in our Proxy Statement (Ratification of the Appointment of Ernst & Young LLP as Auditors for the Year 2009), Ernst & Young LLP was approved as our independent auditors for the year ending January 2, 2010:

Shares Voted For	32,899,305
97.41%

Shares Voted Against	843,110
2.50%

Abstentions	31,304
0.09%

Broker Non-Votes	0
0.00%

•	With respect to Proposal 3 in our Proxy Statement (Approval of Amendment No. 1 to the Symmetry Medical Inc. Amended and Restated 2004 Equity Incentive Plan), the Amendment was approved:

Shares Voted For	29,683,182
90.73%

Shares Voted Against	3,008933
9.21%

Abstentions	19,869
0.06%

Broker Non-Votes	0
0.00%

ITEM 6. EXHIBITS

10.42	Form of Restricted Stock Agreement – Key Employees

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

August 7, 2009