Form 10-Q/A
period 2009-04-04
Symmetry Medical Inc.
filed 2009-10-23
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to_______________________________________

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

The number of shares outstanding of the registrant’s common stock as of May 4, 2009 was 35,799,265.

EXPLANATORY NOTE

Symmetry Medical Inc (the Registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended April 4, 2009 (the form 10-Q), filed with the U.S. Securities and Exchange Commission on May 8, 2009, solely to correct an error in exhibits 31.1 and 31.2,  Certification required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  These exhibits of the Form 10-Q unintentionally omitted the reference to internal control over financial reporting in the introductory language to paragraph 4 of each of the certifications.  The exhibits included in this Form 10-Q/A correctly state the certifications being made by Management.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q.  Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q.  Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

31.1
Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as of April 4, 2009 (amended)**

31.2
Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as of April 4, 2009 (amended)**

31.3
Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as of October 20, 2009**

31.4
Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as of October 20, 2009**

** Filed concurrently herewith

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

October 20, 2009