Form 10-Q/A
period 2009-07-04
Symmetry Medical Inc.
filed 2009-10-23
CIK 1292055

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

EXPLANATORY NOTE

Symmetry Medical Inc (the Registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended July 4, 2009 (the form 10-Q), filed with the U.S. Securities and Exchange Commission on August 7, 2009, solely to correct an error in exhibits 31.1 and 31.2,  Certification required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  These exhibits of the Form 10-Q unintentionally omitted the reference to internal control over financial reporting in the introductory language to paragraph 4 of each of the certifications.  The exhibits included in this Form 10-Q/A correctly state the certifications being made by Management.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

31.1
Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as of July 4, 2009 (amended)**

31.2
Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as of July 4, 2009 (amended)**

31.3
Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as of October 20, 2009**

31.4
Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as of October 20, 2009**

** Filed concurrently herewith

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