Form 10-Q
period 2009-10-03
Symmetry Medical Inc.
filed 2009-11-10
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2009 was 35,805,951 shares.

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

We also refer you to and believe that you should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” portions of our Annual Report for fiscal 2008 on Form 10-K, as well as in other reports which we file with the Securities and Exchange Commission, to better understand the risks and uncertainties that are inherent in our business and in owning our securities.  These reports are available publicly on the SEC website, www.sec.gov, and on our website, www.symmetrymedical.com .

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

PART I FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

Symmetry Medical Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	October 3,	January 3,
	2009	2009
	(unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$16,432	$10,191
Accounts receivable, net	43,205	52,845
Inventories	65,697	61,111
Refundable income taxes	2,884	6,610
Deferred income taxes	5,493	3,993
Other current assets	2,710	3,154

Total current assets	136,421	137,904
Property and equipment, net	116,933	115,045
Goodwill	153,721	153,521
Intangible assets, net of accumulated amortization	43,387	45,039
Other assets	1,260	1,728

Total Assets	$451,722	$453,237

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$20,074	$26,929
Accrued wages and benefits	7,764	12,784
Other accrued expenses	4,808	5,186
Income tax payable	574	2,637
Deferred income taxes	115	-
Revolving line of credit	5,479	2,495
Current portion of capital lease obligations	558	1,034
Current portion of long-term debt	19,525	16,900

Total current liabilities	58,897	67,965
Deferred income taxes	23,848	18,131
Derivative valuation liability	3,458	3,771
Capital lease obligations, less current portion	2,983	3,356
Long-term debt, less current portion	81,678	107,600

Total Liabilities	170,864	200,823

Shareholders' Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued October 3, 2009—35,806; January 3, 2009—35,801	4	4
Additional paid-in capital	278,031	275,890
Accumulated deficit	(277)	(21,507)
Accumulated other comprehensive income (loss)	3,100	(1,973)

Total Shareholders' Equity	280,858	252,414

Total Liabilities and Shareholders' Equity	$451,722	$453,237

 See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data; unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008

Revenue	$87,164	$112,095	$289,540	$323,744
Cost of Revenue	65,917	86,445	216,964	246,733
Gross Profit	21,247	25,650	72,576	77,011
Selling, general and administrative expenses	10,813	15,165	37,395	44,474
Operating Income	10,434	10,485	35,181	32,537
Other (income)/expense:
Interest expense	1,666	2,683	5,050	8,300
Derivatives valuation gain	(178)	(972)	(746)	(1,041)
Other	687	3,079	379	2,581

Income before income taxes	8,259	5,695	30,498	22,697
Income tax expense	2,851	3,162	9,268	9,995
Net income	$5,408	$2,533	$21,230	$12,702

Net income per share:
Basic	$0.15	$0.07	$0.60	$0.36
Diluted	$0.15	$0.07	$0.59	$0.36

Weighted average common shares and equivalent shares outstanding:
Basic	35,326	35,174	35,301	35,161
Diluted	35,620	35,402	35,498	35,354

See accompanying notes to condensed consolidated financial statements.

Symmetry Medical Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands; unaudited)

	Nine Months Ended
	October 3,	October 4,
	2009	2008

Operating activities
Net income	$21,230	$12,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,281	14,151
Amortization	2,203	2,207
Net (gain) loss on sale of assets	139	(460)
Deferred income tax provision	4,491	(1,074)
Excess tax benefit from stock-based compensation	-	(273)
Stock-based compensation	2,035	1,743
Derivative valuation gain	(746)	(895)
Foreign currency transaction losses	204	4,483
Change in operating assets and liabilities:
Accounts receivable	11,109	(18,035)
Other assets	1,419	(480)
Inventories	(3,434)	(11,906)
Current income taxes	1,715	4,448
Accounts payable	(8,511)	690
Accrued expenses and other	(6,197)	(2,355)
Net cash provided by operating activities	39,938	4,946

Investing activities
Purchases of property and equipment	(13,453)	(16,813)
Proceeds from the sale of fixed assets	67	1,215
Acquisitions, net of cash received	-	(46,546)
Net cash used in investing activities	(13,386)	(62,144)

Financing activities
Proceeds from bank revolver	76,005	89,049
Payments on bank revolver	(83,943)	(73,226)
Issuance of long-term debt	-	60,000
Payments on long-term debt and capital lease obligations	(13,586)	(12,923)
Proceeds from the issuance of common stock	106	355
Excess tax benefit from stock-based compensation	-	273
Net cash provided by (used in) financing activities	(21,418)	63,528
Effect of exchange rate changes on cash	1,107	(628)
Net increase in cash and cash equivalents	6,241	5,702
Cash and cash equivalents at beginning of period	10,191	12,089
Cash and cash equivalents at end of period	$16,432	$17,791
Supplemental disclosures:
Cash paid for interest	$5,475	$8,730
Cash paid for income taxes	$3,022	$6,354
Assets acquired under capital leases	$-	$639

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

The condensed consolidated financial statements of the Corporation have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments of a normal recurring nature considered necessary to present fairly the consolidated financial position of the Corporation, its results of operations and cash flows. The Corporation’s results are subject to seasonal fluctuations. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements included herein should be read in conjunction with the fiscal year 2008 consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for fiscal year 2008.

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

2. Inventories

Inventories consist of the following:

	October 3,	January 3,
	2009	2009
	(unaudited)
Raw material and supplies	$15,733	$12,502
Work-in-process	29,775	31,420
Finished goods	20,189	17,189

	$65,697	$61,111

3. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	October 3,	January 3,
	2009	2009
	(unaudited)
Land	$6,863	$6,473
Buildings and improvements (20 to 40 years)	41,817	40,183
Machinery and equipment (5 to 15 years)	134,399	127,716
Office equipment (3 to 5 years)	12,561	10,859
Construction-in-progress	7,596	4,227

	203,236	189,458
Less accumulated depreciation	(86,303)	(74,413)

	$116,933	$115,045

4. Intangible Assets

Intangible assets were acquired in connection with our business acquisitions. As of October 3, 2009, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Acquired technology and patents	10 years	$2,333	$(943)	$1,390
Acquired customers	18 years	42,554	(8,522)	34,032
Non-compete agreements	5 years	686	(351)	335
Intangible assets subject to amortization	17 years	45,573	(9,816)	35,757

Proprietary processes	Indefinite			3,553
Trademarks	Indefinite			4,077
Indefinite-lived intangible assets, other than goodwill				7,630

Total				$43,387

As of January 3, 2009, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Acquired technology and patents	10 years	$2,295	$(713)	$1,582
Acquired customers	18 years	42,330	(6,596)	35,734
Non-compete agreements	5 years	559	(243)	316
Intangible assets subject to amortization	17 years	45,184	(7,552)	37,632

Proprietary processes	Indefinite			3,428
Trademarks	Indefinite			3,979
Indefinite-lived intangible assets, other than goodwill				7,407

Total				$45,039

5. New Accounting Pronouncements

Business Combinations.  The Corporation adopted the provisions of the FASB Statement on Business Combinations on January 4, 2009.  This Statement amends the previously issued Statement on Business Combinations and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the Statement had an immaterial impact on the Corporation’s financial position and results of operations.

Disclosures about Derivative Instruments and Hedging Activities. The Corporation adopted the provisions of the FASB Statement on disclosures relating to derivative instruments and hedging on January 4, 2009.   This Statement requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  The adoption of this Statement had no impact on the Corporation’s financial position or results of operations.  These disclosures are included in Note 11.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  The Corporation adopted the provisions of the FASB Staff Position (FSP) relating to determining whether instruments granted in share-based payment transactions are participating securities on January 4, 2009, with retrospective application.   This FSP was issued to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities.  This FSP also provides guidance on how to allocate earnings to participating securities and compute basic earnings per share (EPS) using the two-class method.  The adoption of this standard did not have a material impact on our results of operations.

5. New Accounting Pronouncements (Continued)

Subsequent Events.  On July 4, 2009, the Corporation adopted the provisions of the FASB Statement on subsequent events providing additional disclosure requirements for material events occurring subsequent to the balance sheet date and prior to the issuance of the financial statements.  This Statement also modifies the definition of subsequent events and defines the two types of subsequent events as recognized and non-recognized.  The Corporation issued its financial statements by filing with the Securities Exchange Commission on November 9, 2009, for the quarter ended October 3, 2009. The Corporation evaluated subsequent events up through the time of the filing.

Accounting Standards Codification.  On October 3, 2009, the Corporation adopted provisions of the FASB Statement on accounting standards codification.  The Statement establishes the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the Securities Exchange Commission (the “SEC”)) and changes the referencing and organization on financial standards.  As Codification is not intended to change the existing accounting guidance, its adoption has not had an impact on the Corporation’s financial position, results of operations or cash flows.

6. Segment Reporting

The Corporation primarily designs, develops and manufactures implants and related surgical instruments and cases for orthopedic device companies and companies in other medical device markets such as dental, osteobiologic and endoscopy. The Corporation also sells products to the aerospace industry. The Corporation manages its business in multiple operating segments. Because of the similar economic characteristics of these operations, including the nature of the products, comparable level of FDA regulations, and same or similar customers, those operations have been aggregated for segment reporting purposes. The results of one segment which sells exclusively to aerospace customers have not been disclosed separately as it does not meet the quantitative disclosure requirements.

The Corporation is a multi-national Corporation with operations in the United States, United Kingdom, France, Ireland and Malaysia. As a result, the Corporation's financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. Revenues are attributed to geographic locations based on the location to which we ship our products.

Revenue from External Customers:

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
United States	$63,207	$81,208	$214,527	$226,388
United Kingdom	7,313	14,330	22,674	45,633
Ireland	9,234	7,597	28,532	24,569
Other foreign countries	7,410	8,960	23,807	27,154

Total net revenues	$87,164	$112,095	$289,540	$323,744

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers.  Revenue from customers of the Corporation which individually account for 10% or more of the Corporation’s revenue is as follows:

Three months ended October 3, 2009 – Two customers represented approximately 36.2% and 10.1% of revenue, respectively.

Nine months ended October 3, 2009 – One customer represented approximately 40.0% of revenue.

Three months ended October 4, 2008 – Two customers represented approximately 31.7% and 12.6% of revenue, respectively.

Nine months ended October 4, 2008 – Two customers represented approximately 32.1% and 11.3% of revenue, respectively.

6. Segment Reporting (Continued)

Revenue by Product Category:

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenues from aerospace products are included in the “other” category.

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Instruments	$41,327	$48,687	$134,679	$133,075
Implants	24,237	31,558	83,255	92,992
Cases	16,353	22,971	53,725	67,916
Other	5,247	8,879	17,881	29,761

Total net revenues	$87,164	$112,095	$289,540	$323,744

7. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Numerator:
Net income	$5,408	$2,553	$21,230	$12,702
Denominator:
Weighted-average shares outstanding:
Basic	35,326	35,174	35,301	35,161
Effect of dilutive stock options, restricted stock and stock warrants	294	228	197	193

Diluted	35,620	35,402	35,498	35,354

Net income per share:
Basic	$0.15	$0.07	$0.60	$0.36

Diluted	$0.15	$0.07	$0.59	$0.36

The diluted weighted average share calculations do not include performance based restricted stock awarded July 1, 2009, totaling 119,925 shares because the measurement period is not complete.

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

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of plastic, cobalt chrome and titanium through December 2011.  Based on contractual pricing at October 3, 2009, the minimum purchase obligations totaled $34,141.  Purchases under 2009 contracts totaled approximately $13,936 as of October 3, 2009.  These purchases are not in excess of our forecasted requirements.

8. Commitments and Contingencies (Continued)

Other.  Following the discovery of certain accounting irregularities at our Sheffield, UK operating unit (as further described in this Form 10-Q at Part II, Item 1), the Audit Committee self-reported the matter to the staff of the Securities and Exchange Commission (SEC) in October 2007. Thereafter, the SEC commenced an informal inquiry into this matter. The Corporation has fully cooperated with the SEC in its investigation. At this time, the Corporation is unable to predict the timing of the ultimate resolution of this investigation or the impact thereof.

9. Comprehensive Income

Comprehensive income is comprised of net income, gains (losses) resulting from currency translations of foreign entities and unrealized losses on our derivative designated as a hedge. Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Net Income	$5,408	$2,533	$21,230	$12,702
Foreign currency translation adjustments	320	$(5,644)	5,338	$(3,164)
Derivative, net of tax benefit (1)	(160)	-	(260)	-

Comprehensive income (loss)	$5,568	$(3,111)	$26,308	$9,538

(1)	Derivative losses are reported net of income tax benefits of $106 and $173 for the three and nine month periods ended October 3, 2009, respectively.

10. Acquisition

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

11. Derivatives

The Corporation utilizes derivative instruments to minimize the volatility of cash flows and income statement impacts associated with interest rate payments on its variable rate debt.  The Corporation recognizes all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheets. The Corporation utilizes third party valuations to assist in the determination of the fair value of these derivatives. The Corporation considers its derivative instrument valuations to be Level 2 fair value measurements under the provision of the FASB Statement on fair value measurements (See Note 12).

To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, until the underlying transaction hedged is recognized in the condensed consolidated statements of operations. The Corporation accounts for certain derivatives hedging the payment of interest as cash flow hedges and the impact of the hedge is reclassified to interest expense in the consolidated statements of operations upon payment of interest.

11. Derivatives (Continued)

The Corporation’s profitability and cash flows are affected by changes in interest rates, specifically the LIBOR rate.  The primary purpose of the Corporation’s interest rate risk management activities is to hedge its exposure to changes in interest rates.  In 2009, the Corporation entered into a forward swap contract to manage interest rate risk related to a portion of its current variable rate senior secured term loan. The Corporation has hedged the future interest payments related to $64,100 of the total outstanding term loan indebtedness due in 2011 pursuant to this forward swap contract.  This swap contract, which had a fair value of ($433) at October 3, 2009, is designated as a cash flow hedge of the future payment of variable rate interest with three-month LIBOR fixed at 1.34% per annum in 2009, 2010 and 2011, respectively.

In 2006, the Corporation entered into a forward swap contract to manage interest rate risk related to a portion of its then existing variable rate senior secured first lien term loan. This swap contract, which had a fair value of ($3,025) at October 3, 2009, was not designated as a cash flow hedge of the future variable rate payment of interest.  The entire change in the fair value of this interest rate swap is recorded to derivative valuation gain in the condensed consolidated statements of operations. For the nine months ended October 3, 2009 and October 4, 2008, the Corporation recorded a gain of $746 and a loss of $371, respectively.

12. Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, and long-term debt, including interest-rate swap agreements.  The carrying value of these financial instruments approximates fair value.

As of October 3, 2009 and January 3, 2009, the Corporation held interest rate derivative instruments that are required to be measured at fair value on a recurring basis. The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these swap contracts as Level 2 in accordance with the FASB Statement on fair value measurement.

The following table summarizes certain fair value information at October 3, 2009 and January 3, 2009 for assets and liabilities measured at fair value on a recurring basis.

	October 3, 2009				January 3, 2009
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$-	$(3,458)	$-	$(3,458)	$-	$(3,771)	$-	$(3,771)
	$-	$(3,458)	$-	$(3,458)	$-	$(3,771)	$-	$(3,771)

13. Income Taxes

The provision for income taxes differs from that computed at the Federal statutory rate of 34% and 35% in 2009 and 2008, respectively, as follows:

	Quarter Ended		Nine Months Ended
	October 3,	October 4,	October 3,	October 4,
	2009	2008	2009	2008
Tax at Federal statutory rate	$2,891	$1,993	$10,674	$7,944
State income taxes	266	403	1,026	1,018
State tax credits	(38)	(42)	(83)	(103)
Foreign income taxes	(457)	265	(1,983)	(41)
Qualified production activities deduction	104	(167)	(94)	(426)
Research and development credits—current year	(89)	(362)	(195)	(414)
Valuation allowance	-	1,064	-	1,146
Reserve for uncertain tax positions	191	16	(118)	690
Other	(17)	(8)	41	181

	$2,851	$3,162	$9,268	$9,995

The Corporation’s policy with respect to interest and penalties associated with reserves for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statements of Operations. As of October 3, 2009, the total amount of unrecognized income tax benefits computed under FIN 48 was approximately $6,423, all of which, if recognized, would impact the effective income tax rate of the Corporation. As of October 3, 2009, the Corporation had recorded a total of $127 of accrued interest and penalties related to uncertain tax positions. The Corporation foresees possible changes in its reserves for uncertain income tax positions as reasonably possible during the next 12 months that could result in an increase or decrease in the reserves of $149 or $575, respectively, due to R&D credits. As of October 3, 2009, the Corporation is subject to unexpired statutes of limitation for U.S. federal income taxes for the year 2008. The Corporation is also subject to unexpired statutes of limitation for various states including most significantly Indiana, Michigan, and New Hampshire generally for the years 2001-2008.

13. Income Taxes (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 3, 2009	$8,695
Additions based on tax positions—current year	374
Additions for tax positions—prior years	-
Settlements	(2,646)

Balance at October 3, 2009	$6,423

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

During the third quarter 2009, our revenue decreased $24.9 million, or 22.2%, compared to the third quarter 2008. This reduction was driven largely by reduced customer demand across all product lines as well as an unfavorable foreign currency exchange rate impact of $2.7 million.   We are experiencing very challenging business conditions due to the overall economic environment which have resulted in reduced demand of 23.8% during the third quarter from our combined five largest OEM customers as they continue to work down inventory levels and the timing of their various product launches.  We cannot be certain as to the timing of when this downward trend will reverse.

Despite our current demand, we are optimistic about the future as the larger OEMs are increasingly focused on improving their supply chains.  This will result in fewer suppliers who in turn will be expected to provide a wider range of services coupled with high quality and reduced overall costs.  We believe that we are well positioned to benefit from increased OEM outsourcing.

Recently we have been engaged in more active and positive discussions with our customers to provide enhanced services.  While these changes do not happen overnight, we continue to believe that we are in a favorable position to emerge as a supplier of choice for our major customers.  We believe our global capacity and competitive strengths will benefit us when the order volume and large project launches return, particularly within the dynamic and aging US population.

We have been focused on cost reduction and cash conservation for some time and are confident that further cost savings can be achieved. We are reviewing all aspects of our operations to achieve these further cost reductions.

Over the last four years, we have completed six acquisitions which have enabled us to assemble and offer a comprehensive line of implants, surgical instruments and cases for orthopedic device manufacturers and other medical markets on a global basis, as well as specialized parts into the aerospace industry.

Our focus remains on being a leader in our core orthopedic business, while capitalizing on our leadership to extend our Total Solutions® approach into other medical markets.  We continue to see a favorable customer response to our offerings as more and more of our customers are impacted by an increased quality and regulatory requirements.  Many of our customers are reducing their number of suppliers and consolidating purchases with larger strategic providers. We are able to leverage our global resources while providing a local presence across the global marketplace.  This allows us to be close to our customers, provide quicker response times and increase our value added services.

Third Quarter Results of Operations

Revenue.   Revenue for the three month period ended October 3, 2009 decreased $24.9 million, or 22.2%, to $87.2 million from $112.1 million for the comparable 2008 period.  Revenue for each of our principal product categories in these periods was as follows:

Product Category	Three Months Ended
	October 3,	October 4,
	2009	2008
	(unaudited)
Instruments	$41.3	$48.7
Implants	24.2	31.5
Cases	16.4	23.0
Other	5.3	8.9

Total	$87.2	$112.1

The $24.9 million decrease in revenue resulted from challenging business conditions due to the overall economic environment that has resulted in reduced demand of 23.8% for our five largest OEM customers as they work down inventory levels and their timing of various product launches.  We also experienced unfavorable foreign currency exchange rate fluctuations of $2.7 million.  Instrument revenue decreased $7.4 million. This decrease was driven primarily by lower demand from our major OEM customers due to the timing of their various product launch activity and worked down their inventory levels.  Foreign currency exchange rate fluctuations compounded the decrease in instrument revenues as they had an unfavorable impact of $0.4 million. Implant revenue decreased $7.3 million primarily driven by our major OEM customers working down inventory and unfavorable foreign currency exchange rate fluctuations of $1.4 million. Case revenue decreased $6.6 million due to lower demand from our major OEM customers associated with product launch activity timing and worked down their inventory levels as well as lower customer demand from our non-orthopedic medical customers as they react to the current economic environment.  Case revenue also experienced a $0.3 million reduction driven by unfavorable foreign currency exchange rate fluctuations.  Other product revenue decreased $3.6 million driven primarily by a reduction of customer demand due to our largest customer in the aerospace industry reacting to deteriorating market conditions in that sector, in addition to unfavorable foreign currency exchange rate fluctuations of $0.6 million.

Gross Profit.  Gross profit for the three month period ended October 3, 2009 decreased $4.4 million, or 17.2%, to $21.2 million from $25.7 million for the comparable 2008 period.  This decrease was primarily due to the 22.2% decline in revenue.  Despite experiencing declining revenues, the Corporation increased the gross margin percentage to 24.4% in the third quarter of 2009 from 22.9% in the comparable 2008 period.  This improvement was driven primarily by aggressive actions to manage labor and other costs at all facilities and improved operational performance at our Sheffield, UK operating unit due to the favorable impacts of our headcount reduction initiatives, improved manufacturing processes and reduced material costs from the renegotiation of a key supply agreement.

Selling, General and Administrative Expenses.  For the three month period ended October 3, 2009, selling, general and administrative expenses (“SG&A”) were $10.8 million compared with the three month period ended October 4, 2008 of $15.2 million. The improvement reflects a decrease in employee compensation costs, including headcount reductions, taken in response to offset the lower revenue levels and our continued cost control efforts.  Additionally, performance based compensation and non-cash restricted stock compensation expense decreased $1.6 million due to the decline in our financial performance.  The decrease also resulted from professional fees and expenses incurred in the third quarter 2008 of $0.9 million from the review of accounting irregularities at our Sheffield, UK operating unit.

Other (Income) Expense.    Interest expense for the three month period ended October 3, 2009 decreased $1.0 million, or 37.9%, to $1.7 million from $2.7 million for the comparable period in 2008. This decrease reflects the reduction in the interest rate on our debt due to our improved financial ratios, as well as the general decline in the interest rate market in the third quarter 2009 as compared to 2008.  Additionally, aggregate outstanding indebtedness has decreased $44.8 million, or 28.9% as compared to October 4, 2008.  The net derivatives gain in third quarter 2009 consists of a gain on interest rate swap valuation of $0.2 million related to our interest rate swap that has not been designated as a hedge under the provisions of the applicable FASB statement as compared to a loss of $0.3 million for the comparable period in 2008 that was more than offset by a gain of $1.3 million on foreign currency forwards. The interest rate swaps are used to convert our variable rate long-term debt to fixed rates. During 2008, the Corporation held foreign currency forwards to mitigate fluctuations in foreign currency on the statement of operations. A gain on the foreign currency valuation of $1.3 million was recorded in derivative valuation gain in the third quarter 2008 and was partially offset $3.3 million of losses on foreign currency fluctuations that were included within other expense.

Provision for Income Taxes. Our effective tax rate was 34.5% for the three month period ended October 3, 2009 as compared to 55.5% for the three month period ended October 4, 2008. Provision for income taxes decreased by $0.3 million, or 9.8%, to $2.9 million for the three month period ended October 3, 2009 from $3.2 million for the comparable 2008 period.  The third quarter 2008 rate differed from the US Federal statutory rate of 35% primarily due to a valuation reserve for uncertain tax positions related to our Sheffield, UK unit.

Nine Months Results of Operations

Revenue.   Revenue for the nine month period ended October 3, 2009 decreased $34.2 million, or 10.6%, to $289.5 million from $323.7 million for the comparable 2008 period.  Revenue for each of our principal product categories in these periods was as follows:

Product Category	Nine Months Ended
	October 3,	October 4,
	2009	2008
	(unaudited)
Instruments	$134.7	$133.1
Implants	83.2	93.0
Cases	53.7	67.9
Other	17.9	29.8

Total	$289.5	$323.7

The $34.2 million decrease in revenue primarily resulted from reduced demand of 5.1% from the five largest OEM customers as they work down inventory levels and their timing of various product launches as well as continued lower demand from other customers as they react to the current economic environment.  Revenue also decreased due to unfavorable foreign currency exchange rate fluctuations of $15.9 million. Instrument revenue increased $1.6 million driven by an increase in customer demand of $1.4 million due to $2.2 million from our New Bedford acquisition which was completed at the end of January 2008. Foreign currency exchange rate fluctuations partially offset the increases in instrument revenues as they had an unfavorable impact of $2.0 million. Implant revenue decreased $9.8 million driven by unfavorable foreign currency exchange rate fluctuations of $7.9 million and decreased customer demand of $2.4 million, partially offset by the additional sales from our New Bedford acquisition of $0.5 million. Case revenue decreased $14.2 million due to a $12.2 million decrease in customer demand primarily from our non-orthopedic medical customers as they react to the current economic environment as well as lower orthopedic customer demand in the third quarter of 2009 as they used excess inventory and due to the timing of their various product.  Case revenue also experienced $2.0 million of unfavorable foreign currency exchange rate fluctuations.  Other product revenue decreased $11.9 million driven by both a reduction in customer demand of $7.9 million due to our largest customer in the aerospace industry reacting to deteriorating market conditions in that sector and unfavorable foreign currency exchange rate fluctuations of $4.0 million.

Gross Profit.  Gross profit for the nine month period ended October 3, 2009 decreased $4.4 million, or 5.8%, to $72.6 million from $77.0 million for the comparable 2008 period primarily due to the decline in revenue of 10.6%.  Despite experiencing declining revenues, the Corporation was able to increase the gross margin percentage to 25.1% in 2009 from 23.8% in the comparable 2008 period.  This improvement was primarily due to aggressive actions to manage labor and other costs at all facilities and improved operational performance at our Sheffield, UK operating unit driven by the favorable impacts of our headcount reduction initiatives, improved manufacturing processes and reduced material costs from the renegotiation of a key supply agreement.

Selling, General and Administrative Expenses.  For the nine month period ended October 3, 2009, selling, general and administrative expenses (“SG&A”) were $37.4 million compared with the nine month period ended October 4, 2008 of $44.5 million. The decrease was primarily driven by a reduction in professional fees and expenses incurred in the first three quarters of 2008 of $4.5 million from the review of accounting irregularities at our Sheffield, UK operating unit.  The improvement also reflects a decrease in employee compensation costs, including headcount reductions, taken in response to lower revenue levels and our continued cost control efforts.  Additionally, performance based compensation and non-cash restricted stock compensation expense decreased $1.2 million due to lower financial results.

Other (Income) Expense.    Interest expense for the nine month period ended October 3, 2009 decreased $3.2 million, or 39.2%, to $5.1 million from $8.3 million for the comparable period in 2008. This decrease reflects the reduction in our interest rate margin above LIBOR due to improved financial ratios, as well as the general decline in the interest rate market in the three quarters of 2009 as compared to 2008.  Additionally, aggregate outstanding indebtedness has decreased $44.8 million, or 28.9% as compared to October 4, 2008. In 2009, the Corporation entered into a forward swap contract to manage interest rate risk related to a portion of its current variable rate senior secured term loan. The Corporation has hedged the future interest payments related to $64.1 million of the total outstanding term loan indebtedness due in 2011 pursuant to this forward swap contract.  This swap contract is designated as a cash flow hedge of the future payment of variable rate interest with three-month LIBOR fixed at 1.34% per annum in 2009, 2010 and 2011, respectively.  The net derivatives gain for the nine month period ended October 3, 2009 consists of a gain on interest rate swap valuation of $0.7 million related to our interest rate swap that has not been designated as a hedge the provisions of the applicable FASB statement as compared to a loss of $0.4 million for the comparable period in 2008. The interest rate swaps are used to convert our variable rate long-term debt to fixed rates. During 2008, the Corporation also held foreign currency forwards to mitigate fluctuations in foreign currency on the statement of operations. A gain on the foreign currency valuation of $1.4 million was recorded in derivative valuation gain for the nine months ended October 4, 2008 and partially offset $2.9 million of losses on foreign currency fluctuations that were included within other expense.

Provision for Income Taxes. Our effective tax rate was 30.4% for the nine month period ended October 3, 2009 as compared to 44.0% for the nine month period ended October 4, 2008. Provision for income taxes decreased by $0.7 million, or 7.3%, to $9.3 million for the nine month period ended October 3, 2009 from $10.0 million for the comparable 2008 period and differed from the US Federal rate of 35% primarily due to the settlement of issues in a tax audit and a reduction in estimated taxes payable in foreign jurisdictions related to 2008 activities.

Liquidity and Capital Resources

Current Market Conditions

We are experiencing very challenging business conditions due to the overall economic environment that has resulted in reduced demand from our major OEM customers.  Our major OEM customers continue to work down inventory levels and experienced fluctuated timing of their various product launch activity.

Current global economic conditions have resulted in increased volatility in the financial markets. During the first three quarters of Fiscal 2009, we actively monitored the financial health of our supplier base, tightened requirements for customer credit, and increased spending controls across the company. We will continue to monitor and manage these activities depending on current and expected market developments.

Liquidity

Our principal sources of liquidity in the nine month period ended October 3, 2009 were cash generated from operations and borrowings under our senior revolving credit facility.  Principal uses of cash in the nine month period ended October 3, 2009 included increased working capital and capital expenditures as well as debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions.

We believe our cash resources will permit us to stay committed to our strategic plan of increasing our share in the orthopedic market and expanding into other medical device segments.  In order to sustain profitability and cash flow during these current economic conditions, we have reduced our work force, decreased the amount of overtime, renegotiated a key supply agreement for reduced material costs, implemented other cost control measures and began to consolidate operating facilities.

 Operating Activities.   Operating activities generated cash of $39.9 million in the nine month period ended October 3, 2009 compared to $4.9 million for the nine month period ended October 4, 2008, an increase of $35.0 million.  The increase in cash from operations is primarily a result of improved net income due to reduced SG&A costs, lower interest and lower taxes, in addition to decreased working capital requirements.

Cash used for working capital fluctuations was $3.9 million in the nine month period ended October 3, 2009 as compared to a use of $27.6 million in the comparable 2008 period.  In the nine month period ended October 3, 2009, the primary sources of cash for working capital came from a decrease in accounts receivable and a cash refund for income taxes, offset by increases in inventory and reductions in accounts payable and accrued expenses.  In the nine month period ended October 4, 2008, the primary uses of cash for working capital were driven by increases in accounts receivable and inventory as a result of our post-acquisition production activity at New Bedford and a significant increase in organic revenue growth.

Investing Activities.  Capital expenditures of $13.5 million were $3.4 million lower in the nine month period ended October 3, 2009 compared to the nine month period ended October 4, 2008.  The acquisition of New Bedford used $45.2 million of cash in the nine month period ended October 4, 2008.

Financing Activities.   Financing activities used $21.4 million of cash in the nine month period ended October 3, 2009 due primarily to payments on long-term debt, capital leases and our revolving line of credit.  During 2008, the incremental $60.0 million of borrowings under our senior credit loan facility was used to fund the New Bedford acquisition, in addition to payments on long-term debt and capital leases.

Capital Expenditures

Capital expenditures totaled $13.5 million for the nine months ended October 3, 2009, compared to $16.8 million for the nine month period ended October 4, 2008. Expenditures were primarily for expansion and capability enhancement efforts in our Malaysia facility, software and hardware system improvements at our US and Sheffield, UK operating units as well as continued spending on automation and replacement of equipment.

Debt and Credit Facilities

As of October 3, 2009, we had an aggregate of $110.2 million of outstanding indebtedness, which consisted of $93.8 million of term loan borrowings outstanding under our Senior Credit Agreement, $7.4 million of borrowings outstanding under our revolving credit facility, $3.7 million of borrowings under our UK short-term credit facility, $1.8 million of borrowings under our Malaysia short-term credit facility, and $3.5 million of capital lease obligations. We had one outstanding letter of credit as of October 3, 2009 for $3.5 million.  Subsequent to October 3, 2009, we increased the line of credit by $0.2 million.

Our Senior Credit Agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. We were in compliance with these covenants under the senior credit facility as of October 3, 2009.

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

Contractual Obligations and Commercial Commitments

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
			(in millions)
Long-term debt obligations (1)	$101.2	$4.2	$97.0	$-	$-
Capital lease obligations	6.3	0.3	2.9	1.7	1.4
Operating lease obligations	4.4	0.5	3.1	0.8	-
Purchase obligations (2)	37.0	6.5	30.5	-	-

Total	$148.9	$11.5	$133.5	$2.5	$1.4

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

(2) Primarily represents purchase agreements to buy minimum quantities of plastic, titanium and cobalt chrome through December 2011.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the senior credit facility. As of November 9, 2009, we had two letters of credit outstanding in the amount of $3.5 million and $0.2 million.

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

We incurred approximately $0.4 million in capital expenditures for environmental, health and safety related projects in the nine month period ended October 3, 2009 compared to $0.2 million for the comparable 2008 period.

In connection with our prior acquisitions, we completed Phase I assessments and did not identify any significant issues that need to be remediated.  We cannot be certain that environmental issues will not be discovered or arise in the future related to these acquisitions.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended January 3, 2009 includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the three months ended October 3, 2009.

New Accounting Pronouncements

Business Combinations.  The Corporation adopted the provisions of the FASB Statement on Business Combinations on January 4, 2009.  This Statement amends the previously issued Statement on Business Combinations and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the Statement had an immaterial impact on the Corporation’s financial position and results of operations.

Disclosures about Derivative Instruments and Hedging Activities. The Corporation adopted the provisions of the FASB Statement on disclosures relating to derivative instruments and hedging on January 4, 2009.   This Statement requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  The adoption of this Statement had no impact on the Corporation’s financial position or results of operations.  These disclosures are included in Note 11.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  The Corporation adopted the provisions of the FASB Staff Position (FSP) relating to determining whether instruments granted in share-based payment transactions are participating securities on January 4, 2009, with retrospective application.   This FSP was issued to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities.  This FSP also provides guidance on how to allocate earnings to participating securities and compute basic earnings per share (EPS) using the two-class method.  The adoption of this standard did not have a material impact on our results of operations.

Subsequent Events.  On July 4, 2009, the Corporation adopted the provisions of the FASB Statement on subsequent events providing additional disclosure requirements for material events occurring subsequent to the balance sheet date and prior to the issuance of the financial statements.  This Statement also modifies the definition of subsequent events and defines the two types of subsequent events as recognized and non-recognized.  The Corporation issued its financial statements by filing with the Securities Exchange Commission on November 9, 2009, for the quarter ended October 3, 2009. The Corporation evaluated subsequent events up through the time of the filing.

Accounting Standards Codification.  On October 3, 2009, the Corporation adopted provisions of the FASB Statement on accounting standards codification.  The Statement establishes the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the Securities Exchange Commission (the “SEC”)) and changes the referencing and organization on financial standards.  As Codification is not intended to change the existing accounting guidance, its adoption has not had an impact on the Corporation’s financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Our exposure to these risks, at the end of the third quarter as covered by this report, has not changed materially since January 3, 2009.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 3, 2009.

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

We have fully cooperated with the SEC in its investigation.  At this time we are unable to predict the time period necessary to resolve the investigation or the ultimate resolution thereof.  To date, considerable legal, tax and accounting expenses have been incurred in connection with our Audit Committee’s investigation into this matter and expenditures may continue to be incurred in the future with regard to the SEC’s investigation.  It is also possible that the investigation may continue to require management’s time and attention and accounting and legal resources, which could otherwise be devoted to the operation of our business.  Moreover, any action by the SEC against us, or members of our management, may cause us to be subject to injunctions, fines or other penalties or sanctions or result in private civil actions, loss of key personnel or other adverse consequences and may require us to devote additional time and resources to these matters.  The investigation may adversely affect our ability to obtain and/or increase the cost of obtaining directors’ and officers’ liability insurance and/or other types of insurance, which could have a materially adverse effect on our business, results of operations and financial condition.  In addition, the SEC investigation and the remedies applied may affect certain of our business relationships and consequently may have an adverse effect on our business in the future.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, which could materially affect our business, financial condition or future results.

A new potential risk may exist associated with the uncertainties of a potential health care reform legislation and its impact on our Corporation.

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

November 9, 2009