Form 10-K
period 2010-01-02
Symmetry Medical Inc.
filed 2010-03-05
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 2, 2010

Commission File Number 001-32374

SYMMETRY MEDICAL INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-1996126
(State of Incorporation)	(I.R.S. Employer Identification No.)

3724 North State Road 15
Warsaw, Indiana 46582

(Address of Principal Executive Offices) (Zip Code)

(574) 268-2252

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, Par Value $0.001 Per Share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and” smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock of Symmetry Medical Inc. held by non-affiliates of the Registrant as of July 4, 2009, based on the closing price was $9.13, as reported by the New York Stock Exchange: Approximately $327.0 million.

The number of shares outstanding of the registrant’s common stock as of March 2, 2010 was 35,839,550.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Registrant’s 2010 Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SYMMETRY MEDICAL INC.

i

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

ii

PART I

Item 1. Business

General

Symmetry Medical Inc. (which we sometimes refer to, together with our consolidated subsidiaries, as the “Corporation,” “we,” “our” or “Symmetry”) is a leading independent provider of implants and related instruments and cases to global orthopedic device manufacturers. We design, develop and produce these products for companies in other segments of the medical device market, including the dental, osteobiologic and endoscopy segments, and we also provide limited specialized products to non-healthcare markets, such as the aerospace market. Our Total Solutions® concept provides our customers a collaborative process for developing complete implant systems, including the implant, the surgical instruments, and the related case. This approach presents our customers with a broad range of products, as well as comprehensive design, engineering and project management services and state of the art production capabilities to help them bring their implant systems to market quickly and efficiently. We believe that our Total Solutions® approach gives us a competitive advantage.

During fiscal year 2009, we generated revenue of $365.9 million, derived primarily from the sale of products to the orthopedic device market and other medical markets. Our Total Solutions® approach is supported by an experienced team of designers, development engineers, logistics specialists and by our global sales force that work with our customers to coordinate all of our products.

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

History

Our business was established in 1976 as a supplier of instruments to orthopedic device manufacturers. Symmetry Medical Inc. was incorporated in Delaware on July 25, 1996. Over the past four years, we have made several acquisitions which expanded our customer base, enhanced our product offerings and extended our product lines.

In 2006, we acquired Riley Medical and Everest Metal. On May 2, 2006 we acquired all of the stock of Riley Medical, Inc., a privately owned company based in Auburn, Maine, and Riley Medical Europe S.A., its Swiss subsidiary (collectively “Riley Medical”). Riley Medical specializes in cases and trays for the orthopedic industry and was acquired for approximately $45.8 million. The acquisition of Riley Medical included many patented products and expanded our product offering of medical cases and trays to the medical markets. In 2008, the Switzerland facility was consolidated into our operations in France. In 2009, we announced the planned consolidation of Riley Medical into our other case facilities during 2010. On August 31, 2006, we acquired certain assets of Everest Metal Finishing, LLC now located in Hillburn, New York, and all of the issued and outstanding stock of Everest Metal International, Limited located in Cork, Ireland (collectively “Everest Metal”) for approximately $10.3 million. Everest Metal specializes in machining and finishing for the orthopedic industry.

During 2007, we acquired Clamonta Ltd., TNCO, Inc., Specialty Surgical Instrumentation, Inc. and UCA, LLC. On January 9, 2007, we acquired all of the stock of Whedon Limited, located in Warwickshire, United Kingdom and the holding company of Clamonta Limited (collectively “Clamonta Ltd”) for approximately $10.4 million. Clamonta Ltd machines and finishes products for the global aerospace industry. On April 3, 2007, we acquired all of the stock of TNCO, Inc. (“TNCO”) located in Whitman, Massachusetts. TNCO was a privately owned company with a 40-year history of designing and supplying instruments for arthroscopic, laparoscopic, sinus and other minimally invasive procedures. TNCO was acquired for approximately $7.6 million and allows us to leverage our instrument manufacturing while also leveraging their customer base in non-orthopedic segments of the healthcare market. In 2009, the TNCO facility was consolidated into operations in New Bedford, Massachusetts. On August 31, 2007, we acquired Specialty Surgical Instrumentation, Inc. and UCA, LLC (collectively “SSI”) located in Nashville, Tennessee for approximately $14.6 million in cash. SSI distributes surgical instruments and sterilization containers directly to hospitals. The addition of SSI allows us to offer a broad array of medical instruments and related products to our customer base. This includes over 13,000 individual items, many of which are held in inventory for quick delivery. For Symmetry, this was our first entry into the medical product distribution industry which provides us direct access to hospitals.

Finally, in January of 2008, we acquired DePuy Orthopaedics, Inc.’s New Bedford, Massachusetts instrument manufacturing facility (“New Bedford”) for approximately $45.2 million. This facility manufactures orthopedic instruments as well as general surgical instruments and small implants. In connection with the acquisition, we entered into a supply agreement which, starting January 25, 2008, requires DePuy to make minimum purchases totaling $106 million from New Bedford for a four year period, with specific amounts in each year. The agreement stipulates that these purchases are incremental to other products we previously produced on DePuy’s behalf. These minimum purchases have been met for fiscal 2009 and 2008.

Our Total Solutions® Approach

We believe that we have created a distinct competitive position in the orthopedic device market based upon our Total Solutions® approach. Our Total Solutions® approach presents our customers with a broad range of products, as well as comprehensive design, engineering and project management services and state of the art production capabilities to help bring their implant systems to market quickly and efficiently.

Our Total Solutions® offering is based on:

•	Comprehensive Offerings. We can support our customers’ new product offerings from product concept through market introduction and thereafter, by providing seamless design, engineering, prototyping and manufacturing offerings.
•	Single Source for Complete Systems. We assist our customers in developing new implants, and we design and produce instruments for implant-specific surgical procedures. We also provide customized cases that provide a secure, clearly labeled and well organized arrangement of instruments and devices.
•	Proprietary Symmetry Instruments and Cases. Our established lines of proprietary products allow our customers to complete their proprietary implant systems and bring them to market sooner.
•	Precision Manufacturing Expertise. Our extensive expertise and know-how enable us to produce large volumes of specialized products to our customers’ precise standards, which we believe makes us a supplier of choice to the largest orthopedic companies. Our core production competencies include net shaped forging, precision casting, thermo forming, precision sheet metal working and machining/finishing. During 2008 and 2009, we developed high precision machining capabilities to better serve the spine implant market.
•	Quality and Regulatory Compliance. Our quality systems are based upon and in compliance with International Organization for Standardization (“ISO”) requirements and, where applicable, United States Food and Drug Administration (“FDA”) regulations. We believe our level of quality and regulatory compliance systems meet our customers’ expectations.
•	Global Reach. Our manufacturing capabilities in the United States, United Kingdom, France, Ireland and Malaysia allow us to offer single-source products to our multinational customers, and the geographic breadth of our experienced sales force effectively brings our Total Solutions® approach to customers around the globe.

We believe that our Total Solutions® approach offers a number of benefits to our customers, including:

•	Shorter Time to Market. Our design, engineering and prototyping skills, as well as our ability to transition seamlessly from product development to production of implants, instruments and cases, enable our customers to reduce time to market for their new products.
•	Reduced Total Product Acquisition Costs. Our comprehensive offerings, including design, engineering, prototyping, project management, production and inventory control, allow our customers to reduce their procurement costs and inventory levels, resulting in lower product acquisition costs.
•	Increased Focus on Marketing and Research and Development Efforts. Our extensive production capabilities and comprehensive offerings provide a one-stop outsourcing solution and allow our customers to focus their resources on their design, development and marketing efforts.
•	Rationalized and Reliable Supply Chain. Our scale, scope of products and Total Solutions® approach allow large orthopedic companies to reduce their number of independent suppliers and streamline their operations.
•	Enhanced Product Consistency on a Global Basis. Our extensive production platform, Total Solutions® approach and international presence allow us to meet global demand for orthopedic devices, which is expected to increase.

In recent years, we have further developed our Total Solutions® offering through strategic acquisitions which expanded our product offerings to include medical cases and trays to non-orthopedic medical markets, additional patented products, enhanced implant finishing capabilities and minimally invasive instrumentation.

Business Strategy

Our goal is to increase our share of the orthopedic device market and to leverage our strengths to expand in other medical device market segments. The key elements of our business strategy are to:

•	Develop Strategic Relationships With Our Customers Through Access to Key Decision Makers. Our scale, scope of products and Total Solutions® approach positions us as an important partner to our customers. This position gives us access to key decision makers with whom we intend to continue to build strategic relationships.
•	Capitalize on Our Total Solutions® Approach. We believe that our Total Solutions® approach shortens product development cycles, reduces design and manufacturing costs, and simplifies purchasing and logistics, and we intend to aggressively market these benefits to our customers.
•	Increase Sales to Existing Customers by Cross Selling Products and Offerings. Our cases are currently sold in nearly every segment of the medical device market. We believe that our diverse customer base offers us a natural entry point to new orthopedic and non-orthopedic customers for our implants and instruments.
•	Leverage Manufacturing Skills. During recent years, we have continued to expand our manufacturing capacity and design resources, and updated much of our manufacturing and development equipment. We intend to continue to leverage our investments in sophisticated equipment and manufacturing know-how to expand our existing customer relationships and to obtain new customers. During 2008 and 2009, we developed high precision machining capabilities to better serve the spine implant market.
•	Increase New Product Offerings. Our Design and Development Centers provide expertise and coordination for our design, engineering and prototyping offerings. We intend to use the dedicated expertise of our Design and Development Centers to generate additional development projects with our customers and to expand our line of innovative and independently developed instruments and cases.

•	Collaborate With Emerging Companies. We believe that new and innovative medical device companies are creating a meaningful market presence and that our Total Solutions® approach positions us to help these companies, many of which may have limited resources, manage their product manufacturing and logistic services.
•	Continued Global Expansion. Our global facilities allow us to serve the global medical marketplace. We believe that having local facilities near our global customers and closer to the end consumer allows us to better serve their needs. In December 2006, we opened a facility in Malaysia to better serve our customers in Asia. We are continuing to expand our Malaysian operations and increase its product offerings.
•	Leverage Technology. Our expertise in metal processing and in particular high integrity net shape forging enables us to develop a role as a niche supplier in certain other markets, most notably the aerospace sector, where we supply engine aerofoil blades and other similar parts.
•	Expand Our Sales Channels to Market. Our 2007 acquisition of SSI in Nashville, Tennessee has created an opportunity to sell a range of products that we procure and manufacture directly to hospitals.

We believe all of our acquisitions support our stated strategies and strengthen our business model because they diversify our sales into other medical markets, which allows us to cross sell our products, increase our product offerings and provide strategic locations that we can use as a base for expansion of our business.

Products

We design, develop and manufacture implants and related surgical instruments and cases for orthopedic device companies. We also design, develop and manufacture products for companies in other medical device markets, such as dental, osteobiologic and endoscopy, and we provide specialized products used in the aerospace market. We also market and sell highly specialized operating room products, such as instrumentation, fiber optic light sources and non-toxic enzymatic detergent, targeted directly to specialty surgeons. Our revenue from the sale of instruments, implants, cases and other products represented 45.6%, 29.5%, 18.7% and 6.2%, respectively, of our revenue in fiscal 2009, compared with 41.9%, 29.0%, 20.4% and 8.7%, respectively, of our revenue in fiscal 2008.

Implants

We design, develop and manufacture implants for use in specific implant systems developed by our customers. We make orthopedic implants used primarily in knee and hip implant systems. Our orthopedic implants are used in reconstructive surgeries to replace or repair hips, knees and other joints, such as shoulders, ankles and elbows (sometimes referred to as extremities), that have deteriorated as a result of disease or injury. An orthopedic implant system is generally comprised of several implants designed to work in concert to replicate the structure and function of a healthy joint.

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

Our primary implant products and their applications are:

•	Knees. The knee joint includes the surfaces of three distinct bones: the lower end of the femur, the upper end of the tibia or shin bone, and the patella (knee cap). Cartilage on any of these surfaces can be compromised by disease or injury, leading to pain and inflammation that may require knee reconstruction. Our knee implants include a femoral component, a patella, a tibial tray and an articulating surface (placed on the tibial tray) and are used in total knee reconstruction, partial knee reconstruction and revision procedures. We provide one or more, and in some cases, all of these implants for our customers’ knee implant systems. We use proprietary manufacturing know-how and advanced computer aided simulation techniques to produce tight tolerance near-net shaped to net shaped tibial implants that require minimal if any machining.
•	Hips. The hip joint consists of a ball-and-socket joint that enables a wide range of motion. The hip joint is often replaced due to degeneration of the cartilage between the head of the femur (the ball) and the acetabulum or hollow portion of the pelvis (the socket). This loss of cartilage causes pain, stiffness and a reduction in hip mobility. We produce tight tolerance femoral heads, hip stems, acetabular cups and spiked acetabular cups used in bone conservation, total-hip reconstruction and revision replacement procedures. Our hip stems are forged with tight tolerance details.
•	Extremities, Trauma and Spine. Extremity reconstruction involves the use of an implant system to replace or reconstruct injured or diseased joints, such as the finger, toe, wrist, elbow, foot, ankle and shoulder. Our forging capabilities allow us to produce thin cross sections of material to very tight tolerances for these smaller joint procedures. Trauma implant procedures commonly involve the internal fixation of bone fragments using an assortment of plates, screws, rods, wires and pins. Our spinal implant products consist primarily of plates and screws. We manufacture trauma and spinal plate implants to exact details to fit bone contours. We have in place a high precision machining cell to serve the spine market.

Instruments

We make high-precision surgical instruments used in hip, knee and shoulder reconstruction procedures, as well as in spinal, trauma and other implant procedures. We design, develop and manufacture implant-specific and procedure-specific instruments. In addition, we have several orthopedic reamer systems used by many of our large customers. We typically do not manufacture general surgical instruments, but will procure them as an offering to our customers in order to provide our customers with complete instrument sets. We also market and sell highly specialized operating room instrumentation targeted directly to specialty surgeons. We currently have over 1,500 Symmetry standard products in our catalog plus over 13,000 individual items sold directly to hospitals.

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

Specialty Surgical Instrumentation.  We distribute a wide array of instruments and related products directly to hospitals. These instruments comprise cutting, dissecting, grasping, cauterizing, ligating, coagulating, hot blade cutting, bi-polar and mono-polar instruments as well as reusable and disposable instruments. Most of these instruments are sold into specialty operating room settings, including neurology, ophthalmology, rhinoplasty, reconstructive, cardiovascular, thoracic, vascular, laparoscopic, and gynecology.

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

Many of the cases we make are tailored for specific implant procedures so that the instruments, implants and other devices are arranged within the case to match the order of use in the procedure and are securely held in clearly labeled, custom-formed pockets. We seek to collaborate with our customers early in the development processes to facilitate the concurrent design of the case and related instruments.

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

We have 40 patents related to our case designs and manufacturing processes. We believe that our complete line of plastic, metal and hybrid product offerings strategically positions us in the case market. We also offer medical containers which are used by hospitals to hold instruments when they are sterilized.

Highlights of our case product offerings include:

•	Orthopedic Cases. We produce custom metal, plastic and hybrid cases designed to store, transport and arrange surgical instruments and related implant systems for orthopedic device manufacturers. Proper identification of instruments, such as reamers which are generally included in a range of sizes in one to two millimeter increments, is critical in orthopedic implant procedures. Our graphics and thermo formed tray pockets provide a secure and organized arrangement to assist surgeons during procedures.
•	Endoscopy Cases. We produce cases for endoscope sterilization for many types of sterilization methods.
•	Dental Cases. We produce cases used in dental implant and general dental procedures. Dental implant cases are typically complex and include many levels of trays, while cases used in general dental procedures tend to be smaller and less complex.
•	Sterilization Containers. We produce lightweight and durable Ultra Container System which is designed for the sterilization of all surgical instruments. This product is primarily sold directly to hospitals.
•	Other Cases. We also manufacture and sell cases for arthroscopy, osteobiologic, cardiovascular, ophthalmology, diagnostic imaging and ear, nose and throat procedures as well as sterilization containers.

Specialized Non-Healthcare Products

We offer specialized non-healthcare products on a limited basis. One of our UK based facilities produced a range of cutting tools, cutlery and surgical instruments in the 1950s. This facility evolved to focus on net shaped forgings, which resulted in a business focusing on orthopedic instruments and aerospace products for jet engines in the late 1990s. Our core design, engineering and manufacturing competencies give us the expertise to offer aerospace products. Our aerospace products primarily are net shaped aerofoils and non-rotating aircraft engine forgings produced for our aerospace customers. Additionally, our offering in the aerospace industry includes aerospace machining capabilities.

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

Environmental Issues

Our discussion of environmental issues is presented under the caption “Environmental” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Capital Investment

Information concerning our capital expenditures is presented under the caption “Capital Expenditures” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Customers

We supply our products primarily to manufacturers in the medical device market. Our customers include large orthopedic device manufacturers, including Biomet Inc., DePuy Orthopaedics, Inc., a subsidiary of Johnson & Johnson, (“Depuy”), Medtronic Inc., Smith & Nephew plc, Stryker Corp. and Zimmer Holdings, Inc. (“Zimmer”). We also have established relationships, primarily through our case product offerings, with leading medical device manufacturers and distributors in numerous other medical device market segments, including Cardinal Health, Inc., Karl Storz, Edward Lifesciences and St. Jude Medical Inc. With the addition of SSI in August 2007, we serve over 1,000 additional customers, some of which own multiple hospitals.

We sold to approximately 1,850 customers in fiscal 2009. Sales to our ten largest customers represented 73.1% and 70.7% of our revenue in fiscal 2009 and 2008, respectively. Our largest customer accounted for 39.1% of our revenue in fiscal 2009 and our two largest customers accounted for 33.0% and 11.1% of our revenue in fiscal 2008. Our largest customer in fiscal 2009 was DePuy. Our largest customers in 2008 were DePuy and Zimmer. No other customer accounted for more than 10% of our revenue in fiscal 2009 or fiscal 2008. We typically serve several product teams and facilities within each of our largest customers, which mitigate our reliance on any particular customer. Over the past four years, we have reduced our concentration in the orthopedic industry with the acquisitions of Riley Medical, TNCO and SSI, which are primarily in non-orthopedic medical markets, and Clamonta Ltd, which serves the aerospace industry. We may experience a seasonal impact of the orthopedic industry on revenue in the third quarter because many of our products are used in elective procedures that tend to decline to some degree during the summer months.

We sell our products to customers domestically and in a number of regions outside the United States. In addition, our customers often distribute globally products purchased from us in the United States. Set forth below is a summary of percent of revenue by selected geographic locations in our last three fiscal years, based on the location to which we shipped our products:

	Fiscal Year Ended
	2009	2008	2007
United States	73.3%	71.5%	61.1%
United Kingdom	8.0%	13.0%	18.8%
Ireland	10.2%	7.5%	9.1%
Other foreign countries	8.5%	8.0%	11.0%
Total net revenues	100.0%	100.0%	100.0%

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

We have over 70 sales and marketing personnel worldwide serving our Original Equipment Manufacturer (“OEM”) customers and more than 30 direct sales personnel selling directly to hospitals. In addition to our internal sales efforts, we also sell standard cases through distributors. Our sales personnel are trained in all of our products in order to cross-sell and identify opportunities outside their immediate area of focus. We typically serve several product teams and facilities within each OEM customer which diminishes our reliance on any one purchasing decision. Our customer base for cases extends into nearly every segment of the medical device market. We believe there is a significant opportunity to leverage our existing relationships among this customer base to achieve greater penetration of our customized instrument and implant products. We intend to increase our marketing of implants, instruments and our Total Solutions® concept to these customers.

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

Manufacturing and Materials

We have manufacturing facilities in the United States, United Kingdom, France, Ireland and Malaysia. We have made investments in recent years to modernize our production facilities, improve our production processes and develop superior technical skills that complement our manufacturing capabilities. These investments have allowed us to continue to improve the quality of our products, increase our manufacturing capacity and improve our efficiency. Our manufacturing processes include:

•	Forging. Our forging process uses presses to force heated metal between two dies (called tooling) that contain a precut profile of the desired implant. The forging process enhances the strength of an implant, which is important for hip stems and other implants that must withstand significant stress. Many customers prefer forging because it provides greater mechanical properties. We forge gross shaped, near-net shaped and net shaped implants. Our know-how enables us to produce precision net shaped forgings in large volumes.
•	Casting. In the casting process, metal is heated until it is liquid and then poured into an implant mold. Casting can be used to produce implants with intricate shapes. We have developed a technologically advanced, highly automated, casting facility in Sheffield, United Kingdom.
•	Plastic and Metal Forming. Our know-how and technology facilitates our extensive plastic and metal forming capabilities. We use thermoform processes to draw uniform plastic cases and specialized equipment to form metal. Our laser controlled metal working machines allow us to punch and shape metal in intricate and complex detail.
•	Machining/Finishing. Machining is used extensively to enhance our forged, cast and formed products. We use computer numerically controlled, multi-axis and wire electric discharge equipment to cut, bend, punch, polish and otherwise shape or detail metal or plastic. Our finishing processes include polishing, laser etch marking, graphics and other customer specific processes. During 2008 and 2009, we developed machining capabilities to better serve the spine implant market.

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

Quality Assurance

We maintain a comprehensive quality assurance and quality control program, which includes the control and documentation of all material specifications, operating procedures, equipment maintenance and quality control methods. Our quality systems are based upon FDA requirements and the ISO standards for medical device manufacturers. We believe that all of our facilities are currently in substantial compliance with regulations applicable to them. For example, in the United States and United Kingdom these regulations include the current good manufacturing practice regulations and other quality system regulations imposed by the FDA. Specific United States based facilities are registered with and audited by the FDA. Our line of PolyVac standard cases received FDA 510(k) clearance, which can reduce our customers’ burden in obtaining FDA approval. The European, Malaysia and specific United States based facilities are ISO registered and audited annually. Our facilities have obtained numerous industry-specific quality and regulatory assurance certifications.

Competition

Our OEM customers, to varying degrees, are capable of internally developing and producing most of the products we provide. While we believe that our comprehensive offerings and core production competencies allow medical device companies to reduce costs and shorten time to market, one or more of our customers may seek to expand their development and manufacturing operations which may reduce their reliance on independent suppliers such as us. We compete on the basis of development capability, breadth of product offering, manufacturing quality, cost and on time delivery.

We also compete with independent suppliers of implants, instruments and cases to medical device companies. A majority of these suppliers are privately owned and produce some, but not all, of the products required in orthopedic implant systems. We compete with other independent suppliers primarily on the basis of development capability, breadth of product offering, manufacturing quality, cost and on time delivery. We believe that we are the largest independent supplier of implants, instruments and cases to orthopedic device manufacturers. However, other independent suppliers may consolidate and some of our current and future competitors, either alone or in conjunction with their respective parent corporate groups, may have financial resources and research and development, sales and marketing, and manufacturing capabilities and brand recognition that are greater than ours.

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

We currently own 89 total issued patents and 55 patents pending related to our cases and instruments. These patents expire at various times beginning in 2011 and ending in 2026. We also have 27 issued trademarks and 7 pending trademarks. Our policy is to protect technology, inventions and improvements that we consider important through the use of patents, trademarks, copyrights and trade secrets in the United States and significant foreign markets. If our products were found to infringe any proprietary right of a third party, we could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or other proprietary information we own and to determine the validity and scope of our proprietary rights.

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

Employees

As of February 27, 2010 we had 2,357 employees. Our employees are not represented by any unions. From time to time in the past, however, some of our employees have attempted to unionize at two of our facilities. We believe that we have a good relationship with our employees.

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

As a component manufacturer, our medical products are subject to regulation by the FDA. The FDA and related state and foreign governmental agencies regulate many of our customers’ products as medical devices. In many cases, the FDA must approve those products prior to commercialization. We believe that our existing medical manufacturing plants comply with current Good Manufacturing Practices as applicable.

We have “master files” on record with the FDA. Master files may be used to provide confidential detailed information about facilities, processes or articles used in the manufacturing, processing, packaging and storing of one or more medical device components. These submissions may be used by device manufacturers to support the premarket notification process required by Section 510(k) of the federal Food Drug & Cosmetic Act. This notification process is necessary to obtain clearance from the FDA to market a device for human use in the United States.

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

Executive Officers of the Registrant

Set forth below are the name, age, position and a brief account of the business experience of each of the Corporation’s executive officers as of January 2, 2010.

Name	Age	Position
Executive Officers:
Brian S. Moore	63	President and Chief Executive Officer
Fred L. Hite	42	Senior Vice President and Chief Financial Officer
D. Darin Martin	58	Senior Vice President, Quality Assurance/Regulatory Affairs and Compliance Officer
David C. Milne	42	Senior Vice President of Human Resources, General Counsel and Corporate Secretary
Michael W. Curtis	55	Senior Vice President and Chief Operating Officer, USA
John J. Hynes	49	Senior Vice President and Chief Operating Officer, Europe
Ronda L. Harris	39	Chief Accounting Officer

Brian S. Moore has been President, Chief Executive Officer and a director since the Corporation’s acquisition of Mettis in June 2003. From April 1999 to June 2003, Mr. Moore served as the Chief Executive Officer of Mettis Group Limited, the parent company of Mettis. From April 1994 to March 1999, Mr. Moore held various positions with EIS Group plc, including Chairman of the Aircraft and Precision Engineering Division, and from 1987 to 1999, Mr. Moore served as Chief Executive Officer of AB Precision (Poole) Limited. Prior thereto, Mr. Moore served in various management positions at Vanderhoff plc, Land Rover Vehicles, Bass Brewing and Prudential Insurance, and as the Financial Director for a subsidiary of GEC Ltd. (UK). Mr. Moore has qualified as a Graduate Mechanical Engineer by the Institution of Mechanical Engineers (the qualifying body for mechanical engineers in the UK) and as an Accountant with the UK Chartered Institute of Management Accountants.

Fred L. Hite has served as the Corporation’s Senior Vice President and Chief Financial Officer since March 2004. From 1997 to 2004, Mr. Hite served in various capacities at General Electric Industrial Systems, including Finance Manager of General Electric Motors and Controls from 2001 to 2004, Manufacturing Finance Manager from 2000 to 2001 and Finance Manager of Engineering Services from 1997 to 2000. From 1995 to 1997, Mr. Hite served as Sourcing Finance Manager and Commercial Finance Analyst at General Electric Industrial Control Systems. From 1990 to 1995, Mr. Hite served in various finance positions at General Electric Appliances. Mr. Hite received a B.S. in Finance from Indiana University.

D. Darin Martin has served as the Corporation’s Senior Vice President of Quality Assurance, Regulatory Affairs, and Chief Compliance Officer since June 2003. From 1994 to 2003, Mr. Martin served as the Corporation’s Vice President of Quality Assurance and Regulatory Affairs. Mr. Martin joined the Corporation in 1990 as Director of Quality Assurance. From 1984 to 1990, Mr. Martin served as Quality Assurance Supervisor for Owens-Illinois Inc.’s Kimble HealthCare Division. Mr. Martin has been a member in various medical device industry associations, including a 20 year membership with the American Society of Quality, Biomedical Devices-NE Indiana Division. Mr. Martin received a B.S. in Business Management from Ball State University, a S.P.C. Instructor Certification from Baldwin-Wallace College and a M.B.A. from Kennedy-Western University.

David C. Milne joined Symmetry in 2009 as Senior Vice President of Human Resources, General Counsel and Corporate Secretary. From 2000 through 2009 Mr. Milne was employed by The Steak `n Shake Company (NYSE: SNS), where he most recently served as Vice President, General Counsel and Corporate Secretary. After graduating cum laude from the Indiana University School of Law, Mr. Milne practiced with Bose, McKinney & Evans and Scopelitis, Garvin, Light, Hanson & Feary where he concentrated on representing employers in labor and employment law matters. Mr. Milne received his undergraduate degree from Wabash College and his MA English Literature from Indiana University, Bloomington.

Michael W. Curtis was promoted to the position of the Corporation’s Senior Vice President and Chief Operating Officer, USA as of January 1, 2008. Mr. Curtis joined the Corporation in November 2002. Prior to joining the Corporation, Mr. Curtis served as Vice President of Operations for Lightchip, Inc. from

May 2000 to 2002, and from 1998 to 2000, Mr. Curtis served as Vice President/General Manager of Communications Products at Thomas & Betts Corporation. From 1994 to 1997, Mr. Curtis was employed at Amphenol Aerospace — Amphenol Corporation, initially as a Business Unit Manager and subsequently as Director of Filter Products. From 1976 through 1994, Mr. Curtis served in various capacities at Hamilton Standard Division of United Technologies Corporation, the last of which was Product Line Manager. Mr. Curtis received his B.S., M.B.A. and M.S. in Engineering Management from Western New England College.

John J. Hynes was appointed by the Board of Directors on October 17, 2007 as the Corporation’s Chief Operating Officer, Europe, effective November 1, 2007. Prior to his appointment, from April 2004 until October 2007, Mr. Hynes was employed by Rolls-Royce PLC where he served as Supply Chain Director from January 2007 to October 2007, Supply Chain Control Director from May 2006 to January 2007 and Logistics Director from April 2004 to March 2006. Prior to Rolls-Royce, Mr. Hynes served as the General Manager of Land Rover Group Ltd. from May 1998 to April 2004. Mr. Hynes received his Masters Degree in Business Administration from Warwick University as well as attending Ford’s Lean Manufacturing Academy in Liverpool.

Ronda L. Harris joined Symmetry Medical Inc. on July 14, 2008 with extensive experience in financial management, planning and implementation of effective financial reporting and financial control processes. Prior to joining Symmetry, Ms. Harris served as Assistant Controller of General Electric’s Consumer and Industrial Business. Ronda L. Harris began her career at Pricewaterhouse Coopers. Ms. Harris received a Bachelor of Science degree from Indiana University.

For information regarding our directors, and additional information regarding our executive officers, see our 2010 Proxy Statement which will be filed with the Securities Exchange Commission no later than 120 days after the end of our fiscal year.

Family Relationships

There are no family relationships between any of the executive officers or directors of the Corporation.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our internet address is www.symmetrymedical.com (access the filings by using the “Investor Relations” link on the home page, and “SEC Filings” within the “Investor Relations” box located in the text). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Information relating to our corporate governance, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics and information concerning our executive officers, directors and Board committees (including committee charters), and transactions in Symmetry Medical Inc. securities by directors and officers, is available on or through our website at www.symmetrymedical.com under “Investor Relations” then “Corporate Governance.”

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

Risks Related to Our Business

•	We depend heavily on sales to our significant customers, and our business could be adversely affected if any of them reduced or terminated purchases from us. A limited number of large orthopedic device manufacturers, all of whom are our customers, control the predominant share of the orthopedic device market. We depend heavily on revenue from these large companies. Revenue from our ten largest customers represented approximately 73.1% of our revenue in fiscal year 2009 and 70.7% of our revenue in fiscal year 2008. Our largest customer accounted for approximately 39.1% of our revenue in the fiscal year 2009 and our two largest customers accounted for 33.0% and 11.1% of our revenue in fiscal 2008.

We expect that we will continue to depend on a limited number of large customers for a significant portion of our revenue. Our sales may be impacted by significant changes in our customers’ market share, cyclicality, unpredictability of their new product launch activity and possible changes in their supply chain management.

Many healthcare companies are consolidating to create new companies with greater market power. As the healthcare industry continues to consolidate, our customers may delay demand as they integrate operations and products. A consolidation of our customers may also impact demand for our products as the consolidated company implements their supply chain management philosophy. Consolidation of our competitors may also increase pressure as they combine product and services offerings. Consolidation of our customers or competitors may increase pricing pressure or reduce our revenue, either of which would impact our operating results.

•	If we are unable to continue to improve our current products and develop new products, we may experience a decrease in demand for our products or our products could become obsolete, and our business would be adversely affected. We sell our products to customers in markets that are characterized by technological change, product innovation and evolving industry standards. We are continually engaged in product development and improvement programs, both in collaboration with our customers and independently. Our customers may engage in additional in-house development and manufacturing, and we may be unable to compete effectively with our independent competitors, unless we can continue to develop and assist our customers in developing innovative products. Our competitors’ product development capabilities could become more effective than ours, and their new products may get to market before our products, may be more effective or less expensive than our products or render our products obsolete. If one or more of these events were to occur, our business, financial condition and results of operation could be adversely affected.
•	We face competition from our customers’ in-house capabilities, established independent suppliers and potential new market entrants, and if we lose customers it could have an adverse effect on our revenue and operating results. Our customers have varying degrees of development and manufacturing capabilities, and one or more of them may seek to expand their in-house capabilities in the future, including adding capacity in existing sites or expanding into low labor cost areas such as Asia. Many of our customers are larger and have greater financial and other resources than we do and can commit significant resources to product development and manufacturing. Many of our independent competitors are smaller companies, many of which have close customer relationships and either a low cost structure or highly specialized design or production capabilities. Our independent competitors may continue to consolidate and some of our current and future competitors, either alone or in conjunction with their respective parent corporate groups, may have financial resources and research and development, sales and marketing and manufacturing capabilities or brand recognition that are greater than ours. In addition, the innovative nature of our markets may attract new entrants to the field. Our products may not be able to compete successfully with the products of other companies, which could result in the loss of customers and, as a result, decreased revenue and operating results.
•	If product liability lawsuits are brought against us or our customers our business may be harmed. The manufacture and sale of our healthcare and other products, including our aerospace products, expose us to potential product liability claims and product recalls, including those which may arise from misuse

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

•	Our operating results are subject to significant potential fluctuation and historical results should not be relied on as an indication of our future results. Our operating results have fluctuated in the past and may vary significantly from quarter to quarter or year to year in the future due to a combination of factors, many of which are beyond our control. These factors include:
•	the timing of significant orders and shipments, including the effects of changes in inventory management practices by our customers;
•	the number, timing and significance of new products and product introductions and enhancements by us, our customers and our competitors;
•	changes in pricing policies by us and our competitors;
•	changes in medical treatment or regulatory practices;
•	restrictions and delays caused by regulatory review of our customers’ products;
•	recalls of our customers’ products;
•	availability and cost of raw materials; and
•	general economic factors.

Our quarterly revenue and operating results may vary significantly in the future and period-to-period comparisons of our results of operations may not necessarily be meaningful and should not be relied upon as indications of our future performance. We cannot assure you that our revenue will increase or be sustained in future periods or that we will be profitable in any future period. Any shortfalls in revenue or earnings from levels expected by securities or industry analysts could have an immediate and significant adverse effect on the trading price of our common stock in any given period.

•	If we do not retain key individuals and retain and attract skilled manufacturing workers, we may not be able to operate successfully, and we may not be able to meet our strategic objectives. Our success depends in part upon the retention of key managerial, sales and technical personnel, particularly skilled manufacturing workers. We compete for such personnel with other companies and other organizations, many of which are larger and have greater name recognition and financial and other resources than we do. There can be no assurance that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. The loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully.

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

•	A significant shift in technologies or methods used in the treatment of damaged or diseased bone and tissue could make our products obsolete or less attractive. The development of new technologies could reduce demand for our products. For example, pharmaceutical advances could result in non-surgical treatments gaining more widespread acceptance as a viable alternative to orthopedic implants. The emergence of successful new biological tissue-based or synthetic materials to regenerate damaged or diseased bone and to repair damaged tissue could increasingly minimize or delay the need for implant surgery and provide other biological alternatives to orthopedic implants. New surgical procedures could diminish demand for our instruments. A significant shift in technologies or methods used in the treatment of damaged or diseased bone and tissue could adversely affect demand for our products.
•	We depend on third party suppliers, and in some cases a single third party supplier, for key components and raw materials used in our manufacturing processes and the loss of these sources could harm our business. We use plastic, titanium, cobalt chrome, stainless steel and nickel alloys, and various other raw materials in our products. Although we generally believe these materials are readily available from multiple sources, from time to time we rely on a limited number of suppliers and in some cases on a single source vendor. For example, we obtain patented Radel® R plastic, which is designed to withstand intense heat produced during frequent sterilizations, for use in our instrument handles and plastic cases from a single supplier. Any supply interruption in a limited or sole-sourced component or raw material could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms if at all. This could interrupt our business or reduce the quality of our products.
•	Our current or future levels of indebtedness may limit our ability to operate our business, finance acquisitions and pursue new business strategies. As of January 2, 2010, our total indebtedness, including short-term debt, long-term debt and capital lease obligations was $96.3 million. Presently, we have the full amount available under our $40.0 million revolving credit facility and $15.0 million of term loans. Although our Senior Credit Facility, maturing June 2011, contains covenants limiting our ability to incur additional indebtedness, in the future we may incur additional debt to finance acquisitions, business opportunities, capital expenditures or other capital requirements.

Our indebtedness could:

•	make us more vulnerable to unfavorable economic conditions;
•	make it more difficult to obtain additional financing in the future for working capital, capital expenditures or other general corporate purposes;
•	require us to dedicate or reserve a large portion of our cash flow from operations for making payments on our indebtedness, which would prevent us from using it for other purposes;
•	make us susceptible to fluctuations in market interest rates that affect the cost of our borrowings to the extent that our variable rate debt is not covered by interest rate derivative agreements; and
•	make it more difficult to pursue strategic acquisitions, alliances and collaborations.

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

•	Our senior credit facility contains restrictions that limit our ability to pay dividends, incur additional debt, make acquisitions and make other investments. Our senior credit facility contains covenants that restrict our ability to make distributions to stockholders or other payments unless we satisfy certain financial tests and comply with various financial ratios. If we do not satisfy these tests or comply with these ratios, our creditors could declare a default under our debt instruments, and our indebtedness could be declared immediately due and payable. Our ability to comply with the provisions of our senior credit facility may be affected by changes in economic or business conditions beyond our control.

Our senior credit facility also contains covenants that limit our ability to incur indebtedness, invest in our foreign operations, acquire other businesses and make capital expenditures, and impose various other restrictions. These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. We may be unable to comply with the foregoing financial ratios or covenants and, if we fail to do so, we may be unable to obtain waivers from our lenders.

•	Our future capital needs are uncertain and we may need to raise additional funds in the future. Our future capital needs are uncertain and we may need to raise additional funds in the future through debt or equity offerings. Our future capital requirements will depend on many factors, including:
•	revenue generated by sales of our products;
•	expenses incurred in manufacturing and selling our products;
•	costs of developing new products or technologies;
•	costs associated with capital expenditures;
•	costs associated with our expansion;
•	costs associated with regulatory compliance, including maintaining compliance with the quality system regulations imposed by the FDA;
•	the number and timing of acquisitions and other strategic transactions;
•	working capital requirements related to our growing new acquisitions; and
•	expansion of our international facilities.

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

•	We may not realize all of the sales expected from new product development programs. We incur substantial expenses in developing and testing new products and related devices. The realization of additional revenue from new product development efforts is inherently subject to a number of important risks and uncertainties, including, directly or indirectly, end-user acceptance of the product, reimbursement approval of third-party payers such as Medicaid, Medicare and private insurers and, in some cases, FDA or comparable foreign regulatory approval of the product. In addition, our customers typically have no contractual requirement to purchase from us the products that we develop for their medical devices, and they could seek to have another supplier or in-house facility manufacture products that we have developed for their medical devices. We also incur costs and make capital expenditures for new product development and production based upon certain estimates of production volumes for our existing and anticipated products. If the actual demand for our products is less than planned, our revenue and net income may decline.
•	Our earnings could decline if we write off goodwill or intangible assets created as a result of our various acquisitions. As a result of acquisitions we have accumulated a substantial amount of goodwill, amounting to $153.8 million as of January 2, 2010, or approximately 35.1% of our total assets as of such date. Goodwill and certain intangible assets are not amortized but rather are tested for impairment by us annually or more frequently if an event occurs or circumstances develop that would likely result in impairment. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action, unanticipated competition or financial restatements.
•	If we are unable to protect our intellectual property and property rights, or are subject to intellectual property claims by third parties, our business could be harmed. We rely on a combination of patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish and protect our proprietary rights to our technologies and products. We cannot guarantee that the steps we have taken or will take to protect our intellectual property rights will be adequate or that they will deter infringement, misappropriation or violation of our intellectual property. Litigation may be necessary to enforce our intellectual property rights and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expenses and may not adequately protect our intellectual property rights. In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as U.S. laws, or at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries. If our trade secrets become known, we may lose our competitive advantages.

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

Any litigation or claims against us, whether or not successful, could result in substantial costs and could harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling or using any of our products that incorporate the challenged intellectual property, which could adversely affect our revenue;
•	obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and
•	redesign or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do so.
•	Significant changes to product or manufacturing process within our industry. Our business may be impacted if there is a significant, game changing, technological manufacturing process or product innovation which is protected by intellectual property and we are not able to react to this change or we are locked out of the new technology by competition owned intellectual property.

•	We are subject to risks associated with our foreign operations. We have significant international operations and we continue to expand and grow these operations. We have operations in the United Kingdom, France, Ireland and Malaysia. Certain risks are inherent in international operations, including:
•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•	foreign customers who may have longer payment cycles than customers in the United States;
•	tax rates in certain foreign countries that may exceed those in the United States and foreign earnings that may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;
•	general economic and political conditions in countries where we operate or where end users of orthopedic devices reside may have an adverse effect on our operations;
•	difficulties associated with managing a large organization spread throughout various countries;
•	difficulties in enforcing intellectual property rights; and
•	required compliance with a variety of foreign laws and regulations.

As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or our business as a whole.

•	Efforts to acquire additional companies or product lines may divert our managerial resources away from our business operations, and if we complete additional acquisitions, we may incur or assume additional liabilities or experience integration problems. Since the beginning of 2006, we have completed six acquisitions. Going forward, we may seek to acquire additional businesses or product lines for various reasons, including providing new product manufacturing capabilities, adding new customers, increasing penetration with existing customers or expanding into new geographic markets. Our ability to successfully grow through additional acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings. These additional efforts could divert the attention of our management and key personnel from our business operations and integration of our recently completed acquisitions. If we complete additional acquisitions, we may also experience:
•	difficulties integrating any acquired companies, personnel and products into our existing business;
•	delays in realizing the benefits of the acquired company or products;
•	diversion of our management’s time and attention from other business concerns;
•	limited or no direct prior experience in new markets or countries we may enter;
•	higher costs of integration than we anticipated;
•	difficulties in retaining key employees of the acquired business who are necessary to manage these businesses;
•	difficulties in maintaining uniform standards, controls, procedures and policies throughout our acquired companies; or
•	adverse customer reaction to the business combination.

Additional acquisitions could also materially impair our operating results by causing us to incur debt and acquisition expenses or requiring us to amortize acquired assets.

•	Currency exchange rate fluctuations could have an adverse effect on our revenue and financial results. We generate a significant portion of our revenue and incur a significant portion of our expenses in currencies other than U.S. dollars. Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments. To the extent that we are unable to match revenue received in foreign currencies with costs incurred in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results.
•	We may be adversely affected as a result of the long lead times required for sales of certain new products. We often compete for business at the beginning of the development of new medical devices or upon customer redesign of existing medical devices. Our customers generally must obtain clearance or approval from the FDA before commercially distributing their products. Unless exempt, a new medical device must be approved for commercial distribution in the United States by the FDA through the 510(k) pre-market Notification Process or, in some cases, through the more burdensome pre-market approval, or PMA, process. It generally takes three to six months from the date of submission to the FDA to obtain 510(k) clearance and one to three years from the date of submission to the FDA to obtain approval through the PMA process, but in each case may take significantly longer. This results in long lead times for some of our customers’ new products, which may make it difficult in the short term for us to obtain sales of new products to replace any unexpected decline in sales of existing products.
•	We may be adversely impacted by work stoppages, other labor matters, or new labor laws. Currently, none of our facilities are unionized. However, from time to time some of our employees have attempted to unionize at two of our facilities. In addition, some of our orthopedic device customers have unionized work forces. While we have not experienced any adverse effects from work stoppages or slow-downs at our customers’ facilities, work stoppages or slow-downs experienced by us, our suppliers or our customers or their suppliers could result in slow-downs or closures of facilities where our products are made or used. We cannot assure you that we will not encounter strikes, further unionization efforts, new labor laws, or other types of conflicts with labor unions or our employees, which could have an adverse effect on our financial results.
•	If a natural or man-made disaster strikes one or more of our manufacturing facilities, we may be unable to manufacture certain products for a substantial amount of time and our revenue could decline. We have seventeen manufacturing facilities located in the United States, United Kingdom, France, Ireland and Malaysia. These facilities and the manufacturing equipment and personnel know-how that we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. In the event that one of our facilities was affected by a disaster, we would be forced to attempt to shift production to our other manufacturing facilities or rely on third-party manufacturers, and our other facilities or a third-party manufacturer may not have the capability to effectively supply the affected products. Although we have insurance for damage to our property and the interruption of our business, this insurance may not be sufficient in scope or amount to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
•	The recent financial crisis and current uncertainty in global economic conditions could adversely affect our business, results of operations, and financial condition. The United States and other countries around the world have been experiencing deteriorating economic conditions, including unprecedented financial market disruption. If this trend in economic conditions continues to deteriorate further, it could lead to delayed or decreased demand for our product. It may additionally adversely affect our customers’ access to capital, willingness to spend capital on our products, or ability to pay for products they will order or have already ordered from us. Furthermore, if our suppliers face challenges in selling their products or otherwise in operating their businesses, they may become unable to continue to offer the key components and raw materials needed in our manufacturing processes. During these periods of potential economic uncertainty, our ability to accurately forecast the future may be impacted.
•	We may experience difficulties, delays or unexpected costs from our facility consolidation plan. We may be required to further consolidate our operations in order to improve our cost structure, achieve increased operating efficiencies, and improve our competitive standing or results of operations and/or to address unfavorable economic conditions. As part of these actions, we may further reduce staff, make changes to certain capital projects, close certain production operations and abandon leases for certain facilities that will not be used in our operations. In conjunction with any actions, we will continue to make significant investments and build the framework for our future growth. We may not realize, in full or in part, all of the anticipated benefits and savings from these efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve or maintain all of the resulting savings or benefits to our business or other unforeseen events occur, our business and results of operations may be adversely affected.

As a result of the global economic downturn, we have worked and will continue to work to increase cost efficiencies and to reduce discretionary expenditures, and in the event of further deterioration of the economy, we may also be required to consider further steps to improve our cost structure. Additionally, the anticipated benefits of our cost reduction initiatives are based on forecasts which could vary substantially from actual results, and we cannot provide assurance that any such cost saving initiatives will not have a material adverse effect on our business.

•	Significant changes to U.S. federal, state and foreign tax laws and regulations that apply to our operations and activities could have a material adverse effect on our financial results. Our operations are subject to the tax laws, regulations and administrative practices of the United States, U.S. state jurisdictions and other countries in which we do business. Significant changes in these rules could have a material adverse effect on the results of operations. For example, our effective tax rate reflects the impact of undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are intended to be invested indefinitely outside the United States. Substantial reform of U.S. tax law regarding tax on certain foreign profits could result in an increase in our effective tax rate, which could have a material adverse effect on our financial results.

Risks Related to Our Industry

•	Orthopedic device manufacturers have significant leverage over their independent suppliers and consolidation could increase their leverage, which could result in the loss of customers or force us to reduce our prices. We compete with many distributors and manufacturers to develop and supply implants, surgical instruments and cases to a limited number of large orthopedic device manufacturers. As a result, orthopedic device manufacturers have historically had significant leverage over their independent suppliers. For example, independent suppliers like us are subject to continuing pressure from the major orthopedic device manufacturers to reduce the cost of products while maintaining quality levels. In recent years, the medical device industry has experienced substantial consolidation. If the medical device industry, and the orthopedic device industry in particular, continue to consolidate, competition to provide products to orthopedic device manufacturers may become more intense. Orthopedic device manufacturers may seek to use their market power to negotiate price or other concessions for our products. If we are forced to reduce prices or if we lose customers because of competition, our revenue and results of operations would suffer.
•	Our business is indirectly subject to healthcare industry cost containment measures and other industry trends affecting pricing that could result in reduced sales of or prices for our products. Acceptance of our customers’ products by hospitals, outpatient centers and physicians depend on, among other things, reimbursement approval of third-party payers such as Medicaid, Medicare and private insurers. The continuing efforts of government, insurance companies and other payers of healthcare costs to contain or reduce those costs could lead to lower reimbursement rates or non-reimbursement for medical procedures that use our products. If that were to occur, medical device manufacturers might insist that we lower prices on products related to the affected medical device or they might significantly reduce or eliminate their purchases from us of these related products, which could affect our profitability.
•	We and our customers are subject to substantial government regulation that is subject to change and could force us to make modifications to how we develop, manufacture and price our products. The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Some of our manufacturing processes are required to comply with quality systems regulations, including current good manufacturing practice requirements that cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. Further, some of our facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA or other agencies.

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

•	If our customers fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals to commercially distribute our future products our ability to sell our products could suffer. Some of our medical devices are subject to rigorous regulatory pre-approval by the FDA and other federal, state and foreign governmental authorities. Our customers are typically responsible for obtaining the applicable regulatory approval for the commercial distribution of our products. The process of obtaining this approval, particularly from the FDA, can be costly and time consuming, and there can be no assurance that our customers will obtain the required approvals on a timely basis, if at all. The FDA, for example, assigns medical devices to one of three classes which determine, among other things, the type and degree of FDA approval required to commercially distribute the device in the United States. We produce Class I, II and III devices. Class I devices are deemed to present little risk to patients and are generally exempt from FDA approval requirements. Class II devices can generally be commercially distributed only after the device has received 510(k) clearance. The FDA will clear marketing of a medical device through the 510(k) process if certain design, testing and validation requirements are met and it is demonstrated that the device is “substantially equivalent” to a device that was legally marketed prior to May 28, 1976, or to another commercially available device subsequently cleared through the 510(k) Pre-Market Notification process. This process generally takes three to six months, but may take substantially longer. Before a Class III device can be commercially distributed in the United States, a pre-market approval, or PMA, must be obtained from the FDA. The PMA process can be expensive and uncertain, requires detailed and comprehensive scientific and other data and generally takes between one and three years, but may take significantly longer. The commercial distribution of any products we develop that require regulatory clearance may be delayed. In addition, because we cannot assure you that any new products or any product enhancements we develop for commercial distribution in the United States will be exempt from the FDA market clearance requirements or subject to the shorter 510(k) clearance process, the regulatory approval process for our products or product enhancements may take significantly longer than anticipated by us or our customers.
•	We may be adversely affected by the impact of environmental and safety regulations. We are subject to federal, state, local and foreign laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating air emissions, wastewater discharges, and the management and disposal of hazardous materials and wastes, and the health and safety of our employees. We are also required to obtain permits from governmental authorities for certain operations. If we violate or fail to comply with these laws, regulations or permits, we could incur fines, penalties or other sanctions, which could have a material adverse effect on us. Environmental laws tend to become more stringent over time, and we could incur material expenses in the future relating to compliance with future environmental laws. In addition, we could be held responsible for costs and damages arising from any contamination at our past or present facilities or at third-party waste disposal sites. Such costs could be material. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur material liabilities as a result of any contamination or injury.
•	US Healthcare reform may impact our medical device customers or business adversely. Recent U.S. House and Senate bills contained multiple proposed changes which, if enacted, may impact our customers or our business directly. One proposal included a ten year “tax” on medical device companies based on their current market share. This “tax” is currently estimated at $20 billion for the entire industry over a ten year period. Other proposals also include effectiveness trials and delivery system reforms as well as physician payment disclosures, among other changes.

In addition, the proposed changes may also include additional healthcare coverage for the uninsured. It has been estimated that these increased insured could reach 34 million within ten years. While proposed legislation has not yet become law, it appears likely some changes will be forthcoming and it is difficult to determine the overall impact to our industry or our business.

Risks Relating to Our Common Stock

•	Our common stock may be volatile and could decline substantially. There has been significant volatility in the market price and trading volume of securities of companies operating in the medical device industry, including our company, which has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:
•	actual or anticipated fluctuations in our operating results;
•	our announcements or our competitors’ announcements regarding new products, significant contracts, acquisitions or strategic investments;
•	loss of any of our key management or technical personnel;
•	conditions affecting orthopedic device manufacturers or the medical device industry generally;
•	product liability lawsuits against us or our customers;
•	clinical trial results with respect or our customers’ medical devices;
•	changes in our growth rates or our competitors’ growth rates;
•	developments regarding our patents or proprietary rights, or those of our competitors;
•	FDA and international actions with respect to the government regulation of medical devices and third-party reimbursement practices;
•	public concern as to the safety of our products;
•	changes in health care policy in the United States and internationally;
•	conditions in the financial markets in general or changes in general economic conditions;
•	our inability to raise additional capital;
•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the medical device industry generally, or lack of analyst coverage of our common stock;
•	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of common stock;

•	changes in accounting principles; and
•	announcement of financial restatements.

In the past, following periods of volatility in the market price of a particular company’s securities or financial restatements, litigation has often been brought against that company. If litigation of this type is brought against us, it could be extremely expensive and divert management’s attention and the Corporation’s resources.

•	Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management. Provisions of the Delaware General Corporation Law, our certificate of incorporation and our by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:
•	providing for a classified board of directors with staggered terms;
•	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and by-laws;
•	eliminating the ability of stockholders to call special meetings of stockholders;
•	prohibiting stockholder action by written consent;
•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;
•	limiting the ability of stockholders to amend, alter or repeal the by-laws; and
•	authorizing of the board of directors to issue, without stockholder approval, shares of preferred stock with such terms as the board of directors may determine and shares of our common stock.

We are also protected by Section 203 of the Delaware General Corporation Law, which prevents us from engaging in a business combination with a person who becomes a 15.0% or greater stockholder for a period of three years from the date such person acquired such status unless certain board or stockholder approvals were obtained.

•	As a result of our 2007 discovery of accounting irregularities at our Sheffield, UK operating unit and the related restatement, the SEC is conducting an informal investigation, which may not be resolved favorably. Following the discovery of the accounting irregularities at our Sheffield, UK operating unit, the Audit Committee self-reported the matter to the staff of the SEC in October 2007. Thereafter, the SEC commenced an informal inquiry regarding this matter.

We have fully cooperated with the SEC in its investigation. At this time we are unable to predict the time period necessary to resolve the investigation or the ultimate resolution thereof. To date, considerable legal, tax and accounting expenses have been incurred in connection with our Audit Committee’s investigation into this matter and expenditures may continue to be incurred in the future with regard to the SEC’s investigation. It is also possible that the investigation may continue to require management’s time and attention and accounting and legal resources, which could otherwise be devoted to the operation of our business. Moreover, any action by the SEC against us, or members of our management, may cause us to be subject to injunctions, fines and other penalties or sanctions or result in private civil actions, loss of key personnel or other adverse consequences and may require us to devote additional time and resources to these matters. The investigation may adversely affect our ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse affect on our business, results of operations and financial condition. In addition, the SEC investigation and the remedies applied may affect certain of our business relationships and consequently may have an adverse effect on our business in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The properties below are owned or leased by us and we believe these properties are suitable and adequate for our current operations and are appropriately utilized.

Location	Principal Use	Approximate Square Footage	Own/ Lease
Auburn, Maine	Case design and manufacturing	33,500	Own
Avilla, Indiana	Instrument and implant design and manufacturing	41,000	Lease
Cheltenham, United Kingdom	Instrument design and manufacturing	25,000	Lease
Claypool, Indiana	Instrument design and manufacturing	33,800	Own
Cork, Ireland	Implant finishing	12,500	Lease
Hillburn, New York	Implant finishing	16,000	Lease
Lansing, Michigan	Implant design, forging and machining	65,000	Own
Lansing, Michigan	Implant Finishing and Design and Development Center	15,000	Lease
Manchester, New Hampshire	Plastic and metal case design and manufacturing	122,000	Lease
Nashville, Tennessee	Medical products distribution	16,500	Own
New Bedford, Massachusetts	Instrument and implant manufacturing	85,000	Own
Penang, Malaysia	Case, instrument and implant design and manufacturing	53,000	Lease
Sheffield, United Kingdom	Implant and specialized non-healthcare product design, forging, casting and machining	134,600	Own
Sheffield, United Kingdom	Implant machining	43,400	Own
Wambrechies, France	Case design and manufacturing	25,000	Lease
Warsaw, Indiana	Instrument design and manufacturing	58,000	Own
Warsaw, Indiana	Design and Development Center; Corporate Headquarters	15,800	Own
Warwickshire, United Kingdom	Specialized non-healthcare machining	20,300	Own
Total square footage		815,400

We own approximately 16 acres of land in Warsaw, Indiana, and approximately 9 acres in Lansing, Michigan. These sites are available for future expansion.

All of our owned properties are encumbered by our Senior Credit Facility. See Note 9 of our consolidated financial statements. Our capital lease arrangements are discussed in Note 10 of our Financial Statements.

Item 3. Legal Proceedings

SEC Inquiry

Following the discovery of the accounting irregularities at our Sheffield, UK operating unit, the Audit Committee self-reported the matter to the staff of the SEC in October 2007. Thereafter, the SEC commenced an informal inquiry regarding this matter.

We have fully cooperated with the SEC in its investigation. At this time we are unable to predict the time period necessary to resolve the investigation or the ultimate resolution thereof. To date, considerable legal, tax and accounting expenses have been incurred in connection with our Audit Committee’s investigation into this matter and expenditures may continue to be incurred in the future with regard to the SEC’s investigation. It is also possible that the investigation may continue to require management’s time and attention and accounting and legal resources, which could otherwise be devoted to the operation of our business. Moreover, any action by the SEC against us, or members of our management, may cause us to be subject to injunctions, fines and other penalties or sanctions or result in private civil actions, loss of key personnel or other adverse consequences and may require us to devote additional time and resources to these matters. The investigation may adversely affect our ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse affect on our business, results of operations and financial condition. In addition, the SEC investigation and the remedies applied may affect certain of our business relationships and consequently may have an adverse effect on our business in the future.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol SMA. As of March 2, 2010, there were approximately 373 registered holders of record of our common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A., P.O. Box 43078, Providence, RI 02940-3078, telephone (877) 282-1168.

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

The information required by Item 5 with respect to securities authorized for issuance under Equity Compensation Plans is set forth in Part III, Item 12 of this Form 10-K.

Our common stock has been listed on the New York Stock Exchange since our initial public offering on December 9, 2004. The following table sets forth, for the period indicated, the highest and lowest closing sale price for our common stock by quarter for 2009 and 2008, as reported by the New York Stock Exchange:

	2009
	High	Low
Fourth Quarter	$10.45	$7.40
Third Quarter	$11.47	$8.06
Second Quarter	$9.60	$6.10
First Quarter	$8.12	$4.00

	2008
	High	Low
Fourth Quarter	$15.97	$7.31
Third Quarter	$18.82	$15.66
Second Quarter	$17.25	$13.05
First Quarter	$19.15	$15.97

The closing sale price for our common stock on March 2, 2010 was $9.05.

Total Return Graph

The following graph compares the cumulative total return on the Corporation’s common stock during the last five fiscal years with the S&P 500 Stock Index and the S&P Health Care Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested Symmetry Medical Inc. stock or the indices on January 1, 2005 and assumes the reinvestment of all dividends. No dividends have been declared or paid on the Corporation’s common stock. The graph depicts the change in the value of common stock relative to the indices at the end of each fiscal year and not for any interim period. Returns over the indicated period should not be considered indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return

	End of Fiscal Year
	2004	2005	2006	2007	2008	2009
Symmetry Medical Inc.	$100	$92	$66	$83	$39	$38
S&P 500 Stock Index	$100	$103	$117	$121	$75	$92
S&P Health Care Index	$100	$105	$111	$117	$88	$103

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in connection with our consolidated financial statements, the notes related thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and has been derived from our consolidated financial statements.

	Fiscal Year Ended
	2009	2008(4)	2007(3)	2006(2)	2005
	(In Thousands)
Consolidated Statements of Operations Data:
Revenue	$365,943	$423,406	$290,922	$245,017	$259,702
Cost of Revenue	278,926	323,048	238,343	188,579	192,930
Gross Profit	87,017	100,358	52,579	56,438	66,772
Selling, general and administrative expenses	47,863	58,340	39,484	28,278	27,570
Impairment of goodwill and intangible assets(1)	—	—	—	—	33,580
Facility closure and severance costs(5)	2,822	—	—	—	—
Operating Income	36,332	42,018	13,095	28,160	5,622
Interest expense, net	6,647	10,092	6,917	4,448	2,954
Derivative valuation(gain)/loss(6)	(1,173)	(2,460)	1,740	2,317	(98)
Other (income)/expense	428	2,874	(503)	(3,699)	2,320
Income before income taxes	30,430	31,512	4,941	25,094	446
Income tax expense	8,646	7,493	5,090	6,580	10,315
Net income (loss) applicable to common shareholders	$21,784	$24,019	$(149)	$18,514	$(9,869)
Basic per share:
Net income (loss) applicable to common shareholders	$0.61	$0.67	$—	$0.53	$(0.29)
Diluted per share:
Net income (loss) applicable to common shareholders	$0.61	$0.67	$—	$0.53	$(0.28)
Weighted average common shares and equivalent shares outstanding:
Basic	35,308	35,170	35,089	34,826	33,841
Diluted	35,530	35,357	35,268	35,156	34,670
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,219	$10,191	$12,089	$11,721	$12,471
Working capital	70,455	69,939	36,134	44,873	42,662
Total Assets	438,345	453,237	400,430	354,396	293,045
Long-term debt and capital lease obligations, less current portion	72,087	110,956	72,532	68,792	34,782
Total shareholders’ equity	282,470	252,414	237,536	232,607	207,760
Other Financial Data:
Depreciation and amortization	$22,252	$21,463	$19,998	$17,022	$13,674

(1)	In 2005, our annual impairment test resulted in the impairment of goodwill and intangible assets at the Sheffield, UK reporting unit of $32.1 million and $1.5 million, respectively.

(2)	Includes the results of Riley Medical since its acquisition on May 2, 2006 and Everest Metal since its acquisition on August 31, 2006.
(3)	Includes the results of Clamonta, Ltd. since its acquisition on January 9, 2007, TNCO since its acquisition on April 3, 2007 and SSI and UCA since their acquisition on August 31, 2007.
(4)	Includes the results of New Bedford since its acquisition on January 25, 2008.
(5)	In fiscal 2009, we recorded facility closure and severance costs as a separate component of operating income related to our ongoing cost saving and consolidation efforts. Additional information is set forth in Note 18, Notes to the Consolidated Financial Statements contained in Item 8 of this report.
(6)	Historically, we have had a significant amount of variable rate long-term indebtedness. We have managed our exposure to changes in interest rates by entering into interest rate swap agreements. We have also entered into foreign currency exchange forward contracts to mitigate fluctuations in foreign currency on the statement of operations. Each agreement is evaluated on its ability to qualify for hedge accounting treatment. Changes in fair market value of agreements that do not qualify as a hedge are recorded each period in earnings.

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

Our core business strategy is built around our business model which leverages our global resources to expand our leadership position within the orthopedic sector as well as to diversify within related medical markets. In the non-orthopedic sector, we are expanding that core strategy by adding new distribution channels to reach even more end-users of medical instruments, containers and related products. Using this strategy, we strive to provide the best possible customer experience by offering superior value; the highest-quality, new technology; customized services; superior support; and the combination of our products and services into our Total Solutions® offering. Historically, our growth has been driven organically from our core businesses as well as acquisitions designed to augment select areas of our business with more products, services, and technology.

The global medical device market was estimated to be approximately $336 billion in 2008, which was an 11% increase from the $300 billion in 2007. In 2008 revenues generated by sales of orthopedic products worldwide neared $36 billion, an increase of 10% over 2007 global revenues. Of the $36 billion, 77% or $28 billion came from the ten largest orthopedic companies in the world. The U.S. orthopedic device market was $16 billion in 2008 representing 44.5% of the global medical device market. Growth for the U.S. orthopedic device market alone is projected to be $26 billion by 2013. Orthopedic devices consist of reconstructive implants used to repair knees, hips, shoulders and other joints, as well as other orthopedic devices to repair bone fractures and the spine. In 2008, global sales of joint replacement products (hips, knees, shoulders, elbows, wrists, digits) exceeded $13 billion, an increase of just under 10% over sales generated in 2007. Knees comprised the largest sub-segment of the joint replacement market at $6.5 billion followed by hips at $5.4 billion. Geographically, sales in the U.S. accounted for 53% of global joint replacement revenue. Worldwide, spine procedure volumes exceeded three million in 2008, including fusion, discectomy, disc replacement, vertebroplasty/kyphoplasty and fracture repair. In 2008, sales of spine products (excluding biologics) approached $6.5 billion worldwide, an increase of 13% over 2007 revenues. The six largest companies in the global spine market controlled 81% sales in this segment. We expect continued growth in the orthopedic device market to be driven by a number of trends including:

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

We offer our customers Total Solutions® for complete implant systems-implants, instruments and cases. While our revenue to date has been derived primarily from the sale of implants, instruments, and cases separately, or instruments and cases together, our ability to provide Total Solutions® for complete implant systems has already proven to be attractive to our customers, and we expect this capability will provide us with growth opportunities. In addition, we expect that our Total Solutions® capability will increase the relative percentage of value added products that we supply to our customers.

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

Despite our recent levels of revenue, we are optimistic about the future as the larger OEMs are increasingly focused on improving their supply chains. This will result in fewer suppliers who in turn will be expected to provide a wider range of services coupled with high quality and reduced overall costs. We believe that we are well positioned to benefit from increased OEM outsourcing and consolidation of suppliers.

Recently we have been engaged in more active and positive discussions with our customers to provide enhanced services. While these strategic changes do not happen overnight, we continue to believe that we are in a favorable position to emerge as a supplier of choice for our major customers. We believe our global capacity and competitive strengths will benefit us when the order volume and large project launches return, particularly within the dynamic and aging US population.

We have been focused on cost reduction and cash conservation for some time and are confident that further cost savings can be achieved. We are reviewing all aspects of our operations to achieve these further cost reductions.

We believe the following actions will help position us for sustainable long-term profitable growth.

•	Continuous Improvement — We are focused on improving competitiveness by becoming more efficient while strengthening our operating processes and internal controls. Our experienced leadership team is working together to increase efficiency across all functions. We are focused on improving processes utilizing lean principles and techniques.
•	Diversification — Within the orthopedic sector we will continue to expand our product portfolio and build upon the strength of our presence in the large reconstructive joint market. Orthopedic sector diversification will include: spine, trauma, extremities and small joints. We have invested in new technology focused on the spinal market, including a high precision cell. Diversification outside of the orthopedic market could include areas such dental implants, maxillofacial, laboratory testing and veterinary.
•	New Marketing Channels — We will expand our marketing opportunities through direct selling channels and include a wider range of procured product offerings.
•	Partnership — We will continue to develop and grow our customer relationships to include more strategic and longer term partnerships.
•	Intellectual Property — Expand and develop our intellectual property portfolio with focus on both process and product patents.
•	Organizational Development — Establish an organization structure that is capable of delivering a 5 year growth plan and support business development.

A significant part of our business strategy has been growth through acquisitions which have enhanced our product offerings and our business model.

In January 2007, we acquired Clamonta Ltd located in Warwickshire, UK for approximately $10.4 million in cash. Clamonta Ltd was a privately held company that has a 50-year history of supplying precision machined products to the global aerospace industry. Clamonta Ltd’s products will help bridge our Total Solutions® business model into the aerospace industry. This acquisition expanded our added value operation within our existing product expertise and supports a major customer by providing a more complete Total Solution®. Clamonta is well known in the industry for producing quality engineered products for aircraft engines. Clamonta Ltd’s pre-acquisition management team continues to lead this business unit. This acquisition helps to diversify us and will allow us to capitalize on a long term growth cycle in the aerospace industry.

In April 2007, we acquired TNCO located in Whitman, Massachusetts for approximately $7.6 million in cash. TNCO was a privately held company that has a 40-year history of designing and supplying precision instruments for arthroscopic, laparoscopic, sinus and other minimally invasive procedures. TNCO’s strong intellectual property portfolio and customer relationships extend our product offering into these additional medical fields. TNCO is well known in the industry for designing and producing quality engineered products for minimally invasive procedures. This acquisition is consistent with our strategy to enhance our product offering into medical markets beyond our existing products and allows us to offer our Total Solutions® model to an expanded customer base. During 2009, TNCO was consolidated into our New Bedford, Massachusetts facility.

In August 2007, we acquired SSI located in Nashville, Tennessee for approximately $14.6 million in cash and at the same time entered into a two year earn-out agreement with the two principals of SSI specifying receipt of additional consideration if SSI met certain earnings levels in 2008 and 2009. These earnings levels were not met in 2008 or 2009. SSI was a privately held company that has a 30-year history of offering targeted sales, marketing and distribution programs to serve the key surgical specialties of neurological, spine, cardiovascular, ENT, laparoscopy, ophthalmology and orthopedics. SSI’s portfolio includes its own line of Ultra Instruments and includes the Ultra Container sterilization system, a hospital proven, closed container system that is designed to store and transport sterilized instruments. The Ultra Instruments, containers and multiple other product lines are offered through SSI’s distribution channels and sold to hospitals with their 30 strong sales staff. This acquisition is consistent with our strategy to enhance our product offering into medical markets beyond our existing products and provides a direct access to hospitals and doctors to accelerate our own product designs.

In January 2008, we acquired DePuy’s New Bedford, Massachusetts instrument manufacturing facility (“New Bedford”). We purchased substantially all of the assets and real estate of New Bedford for approximately $45.2 million in cash. New Bedford produces orthopedic instruments, general medical instruments and some small spine related implants. Historically, 100% of the products produced at the facility are for DePuy. Commencing in 2008, we began to utilize this facility to serve our other medical customers, as we have a strategy to diversify and expand both product and customer portfolio at this facility. In connection with the acquisition, we entered into a supply agreement which requires DePuy to make minimum purchases from New Bedford for a four year period. The agreement stipulates that these purchases are incremental to other products we presently or previously produced on DePuy’s behalf. The commitment from DePuy totals $106.0 million over the four year period, with specific amounts in each year. We believe this acquisition strengthens our position as a leading provider to the orthopedic industry and provides additional manufacturing capacity to better serve our broad customer base, builds on our relationship with DePuy, expands our east coast presence and allows us to move forward with an existing skilled workforce to service our growing market.

Our acquisitions have afforded us the opportunity to offer a comprehensive line of implants, surgical instruments and cases for orthopedic device manufacturers on a global basis, instruments and cases into other medical markets and specialized parts into the aerospace industry.

During fiscal 2009, we sold our products to approximately 1,850 customers. Our largest customer accounted for approximately 39.1% of our revenue in fiscal 2009 and our two largest customers accounted for 33.0% and 11.1% of our revenue in fiscal 2008. Our ten largest customers collectively accounted for approximately 73.1% and 70.7% of our revenue in fiscal 2009 and fiscal 2008, respectively. Within each of our largest customers, we typically serve several product teams and facilities, which reduce our reliance on any single purchasing decision. Approximately 73.3%, 8.0%, 10.2% and 8.5% of our revenue in fiscal 2009 and approximately 71.5%, 13.0%, 7.5% and 8.0% of our revenue in fiscal 2008 was from sales to the United States, United Kingdom, Ireland and other foreign countries, respectively.

Our revenue from the sale of instruments, implants, cases and other products represented 45.6%, 29.5%, 18.7% and 6.2%, respectively, of our revenue in fiscal 2009, compared with 41.9%, 29.0%, 20.4% and 8.7% respectively, of our revenue in fiscal 2008.

Results of Operations

The following table summarizes our consolidated results of operations for each of the past three years. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Fiscal Year
	2009		2008		2007
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	(In Millions)
Statement of Operations Data:
Revenue	$365.9	100.0%	$423.4	100.0%	$290.9	100.0%
Cost of Revenue	278.9	76.2%	323.1	76.3%	238.3	81.9%
Gross Profit	87.0	23.8%	100.3	23.7%	52.6	18.1%
Selling, general, and administrative expenses	47.9	13.1%	58.3	13.8%	39.5	13.6%
Facility closure and severance costs	2.8	0.8%	—	0.0%	—	0.0%
Operating Income	36.3	9.9%	42.0	9.9%	13.1	4.5%
Other (income)/expense:
Interest expense	6.6	1.8%	10.1	2.4%	6.9	2.4%
Derivatives valuation (gain)/loss	(1.2)	(0.3%)	(2.5)	-0.6%	1.7	0.6%
Other	0.4	0.1%	2.9	0.7%	(0.5)	-0.2%
Income before income taxes	30.4	8.3%	31.5	7.4%	4.9	1.7%
Income tax expense	8.6	2.4%	7.5	1.8%	5.1	1.7%
Net income (loss)	$21.8	6.0%	$24.0	5.6%	$(0.1)	0.0%

Fiscal Year 2009 Compared to Fiscal Year 2008

Revenue.  Revenue for fiscal 2009 decreased $57.5 million or 13.6% to $365.9 million from $423.4 million in fiscal 2008. Revenue for each of our principal product categories in these periods was as follows:

	Product Category
	2009	2008
	(In Millions)
Instruments	$166.7	$177.5
Implants	108.0	122.6
Cases	68.5	86.4
Other	22.7	36.9
Total	$365.9	$423.4

The $57.5 million decrease in revenue resulted from unfavorable foreign currency exchange rate fluctuations of $13.6 million as well as challenging business conditions in the second half of 2009 due to the overall economic environment that has resulted in reduced demand of 10.4% for our five largest OEM customers as they continue to work down inventory levels and adjust the timing of their various product launches. Instrument revenue decreased $10.8 million. This decrease was driven primarily by lower demand from our major OEM customers due to the timing of their various product launch activity and their reduction of inventory levels. Foreign currency exchange rate fluctuations had an unfavorable impact of $1.7 million on instrument revenue, however, this was more than offset by $2.2 million of incremental instrument revenue from our New Bedford acquisition which was completed at the end of January 2008. Implant revenue decreased $14.6 million in fiscal 2009 which was driven by unfavorable foreign currency exchange rate fluctuations of $7.0 million and decreased customer demand of $8.1 million as our major OEM customers worked down their inventory levels. This was partially offset by the additional sales from our New Bedford acquisition of $0.5 million. Case revenues decreased $17.9 million for fiscal 2009 mainly due to a $16.5 million decrease in customer demand primarily from our non-orthopedic medical customers as they react to the current economic environment. Additionally, we experienced a reduction in demand from our five largest OEM customers as they work down inventory levels and adjust the timing of product launches combined with $1.4 million unfavorable foreign currency exchange rate fluctuations in case revenues. Other product revenue decreased $14.2 million driven by both a reduction in customer demand of $10.7 million due to our largest customer in the aerospace industry reacting to economic market conditions in that sector and unfavorable foreign currency exchange rate fluctuations of $3.5 million.

We estimate that global orthopedic device procedures grew approximately 6% in 2009 as compared to procedures performed in 2008 and we expect slightly higher industry procedure growth in the future.

Gross Profit.  Gross profit for fiscal 2009 decreased $13.3 million, or 13.3%, to $87.0 million from $100.3 million in fiscal 2008 primarily due to the decline in revenue of 13.6%. Despite experiencing declining revenues, the Corporation was able to increase the gross profit as a percentage of revenue to 23.8% in 2009 from 23.7% in 2008. This improvement was primarily due to aggressive actions to manage labor and other costs at all facilities and improved operational performance at our Sheffield, UK operating unit driven by the continued favorable impacts of our new ERP system, implemented in March 2009, headcount reductions, improved manufacturing processes and reduced material costs from the renegotiation of a key supply agreement. We continue to drive improvements at Sheffield and anticipate continued improvements in the future. Changes in foreign currency exchange rates negatively affected our total year 2009 gross profit by $1.1 million.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses in fiscal 2009 decreased $10.4 million, or 18.0%, to $47.9 million from $58.3 million in fiscal 2008. This decrease was primarily driven by a $5.6 million decrease in employee compensation costs, including reductions in headcount due to decreased production, reduced overtime costs and decreased performance based compensation and non-cash stock compensation expense due to lower financial results. The improvement also reflects a reduction in professional fees and expenses incurred during 2008 of $4.7 million from the review of accounting irregularities at our Sheffield, UK operating unit. As a percentage of revenue, selling, general and administrative expenses were 13.1% in fiscal 2009 as compared to 13.8% in fiscal 2008. Changes in foreign currency exchange rates decreased our selling, general and administrative expenses by $0.9 million.

Facility Consolidation and Severance Costs.  Results of Operations for fiscal 2009 include net pre-tax charges of $2.8 million related primarily to the consolidation of our Whitman, MA and Auburn, ME facilities into other facilities that produce similar products. These costs are comprised of $1.4 million of severance costs and an additional $1.4 million of asset impairment and moving expenses. As of January 2, 2010, severance accruals related to these cost reduction and efficiency actions totaled $0.8 million, and are included in accrued and other liabilities in the consolidated balance sheets. This accrual is expected to be paid during the first quarter of 2010.

Other (Income) Expense.  Interest expense for fiscal 2009 decreased $3.5 million, or 34.1%, to $6.6 million from $10.1 million in fiscal 2008. This decrease reflects the reduction in our interest rate margin above LIBOR due to improved financial ratios, as well as the general decline in the interest rate market in 2009 as compared to 2008. Additionally, aggregate outstanding indebtedness has decreased $35.0 million, or 26.7% as compared to January 3, 2009. In 2009, we entered into a forward swap contract to manage interest rate risk related to a portion of its current outstanding term loan indebtedness due in 2011. This swap contract is designated as a cash flow hedge of the future payment of variable rate interest with three-month LIBOR fixed at 1.34% per annum in 2009, 2010 and 2011, respectively. The net derivatives valuation gain for 2009 consists of a gain on interest rate swap valuation of $1.2 million related to our interest rate swap that has not been designated as a hedge as compared to a loss of $1.8 million in fiscal 2008. During 2008, we also held foreign currency forwards to mitigate fluctuations in foreign currency on the statement of operations. A gain on the foreign currency valuation of $4.3 million was recorded in derivative valuation gain in 2008 and partially offset $3.3 million of losses on foreign currency fluctuations that were included within other expense.

Provision for Income Taxes.  Our effective tax rate in fiscal year 2009 was 28.4% compared to 23.8% in fiscal 2008. This rate is lower than the U.S. Federal statutory rate primarily due to the favorable impact of foreign income taxes as we benefited from an increase in income earned in foreign jurisdictions in 2009 where the statutory tax rate is lower than the Federal statutory rate. We also recognized $0.5 million of valuation allowance against foreign losses incurred during the year.

Fiscal Year 2008 Compared to Fiscal Year 2007

Revenue.  Revenue for fiscal 2008 increased $132.5 million or 45.5% to $423.4 million from $290.9 million in fiscal 2007. Revenue for each of our principal product categories in these periods was as follows:

	Product Category
	2008	2007
	(In Millions)
Instruments	$177.5	$79.1
Implants	122.6	96.8
Cases	86.4	77.2
Other	36.9	37.8
Total	$423.4	$290.9

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

Provision for Income Taxes.  Our effective tax rate in fiscal year 2008 was 23.8% compared to 38.2% in fiscal 2007. This rate is lower than the U.S. Federal statutory rate primarily from tax benefits of $12.0 million from the realization of losses on the Corporation’s initial investment in the Sheffield, UK operations partially offset by additional tax provisions for uncertain tax positions of $2.2 million. We also recognized $3.0 million of valuation allowance against foreign losses incurred during the year.

Liquidity and Capital Resources

Current Market Conditions

We are experiencing very challenging business conditions due to the overall economic environment that has resulted in reduced demand from our major OEM customers. Our major OEM customers continue to work down inventory levels and manage the timing of their product launch activity.

Current global economic conditions have resulted in increased volatility in the financial markets. During fiscal 2009, we actively monitored the financial health of our supplier base, tightened requirements for customer credit, and increased spending controls across the Company. We will continue to monitor and manage these activities depending on current and expected market developments.

Liquidity

Our principal sources of liquidity in fiscal 2009 were cash generated from operations. Principal uses of cash in fiscal 2009 included capital expenditures as well as debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions. In January 2008, we obtained a new $60.0 million term loan with a five year maturity to fund the $45.2 million New Bedford acquisition and to pay down borrowings under our revolving credit facility.

We believe our cash resources will permit us to stay committed to our strategic plan of increasing our share in the orthopedic market and expanding into other medical device segments. In order to sustain profitability and cash flow during these current economic conditions, we have reduced our work force and compensation costs, renegotiated a key supply agreement for reduced material costs, implemented other cost control measures and consolidated certain operating facilities.

We believe that cash flow from operating activities and borrowings under our Senior Credit Agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the next twelve months. The Corporation’s Senior Credit Agreement, including the revolving credit facility, which has a balance of $89.6 million at January 2, 2010, matures in June 2011. We have begun to explore refinancing alternatives to pay off the remaining balance and to establish adequate funds for future expansion. At this time, we believe that we will have multiple financing options and we anticipate completing a refinancing in the second half of 2010.

The following table summarizes our primary sources and uses of cash in the periods presented:

	Fiscal Year Ended
	2009	2008	2007
	(In Millions)
Net Cash Flow provided by (used in):
Operating activities	$53.4	$25.7	$24.7
Investing activities	(14.9)	(68.0)	(40.8)
Financing activities	(35.6)	41.5	15.5
Effect of exchange rate changes on cash and cash equivalents	1.1	(1.1)	1.0
Net increase (decrease) in cash and cash equivalents	$4.0	$(1.9)	$0.4

Operating Activities.  We generated cash from operations of $53.4 million in fiscal 2009 compared to $25.7 million in fiscal 2008. During 2008, we used cash to support working capital needs as we integrated our New Bedford, MA acquisition and supported the strong organic growth of the Corporation. During 2009, the significant increase in cash from operations is primarily the result of lower working capital requirements given the reduction in revenue in the second half of 2009. As revenue declined, the Corporation focused on reducing account receivable days, reducing required inventory levels and extending accounts payable terms.

Investing Activities.  Net cash used in investing activities was $14.9 million for fiscal 2009 compared to $68.0 million in fiscal 2008. Investing activities in fiscal 2009 consisted of $15.0 million for capital expenditures. Our investing activities in fiscal 2008 consisted of $22.8 million for capital expenditures and $46.6 million primarily related to the New Bedford acquisition.

Financing Activities.  Financing activities used $35.6 million of cash in fiscal 2009 due primarily to payments on long-term debt, capital leases and our revolving line of credit. During 2008, the $41.5 million provided by financing activities was primarily due to the incremental $60.0 million of borrowings under our senior credit loan facility used to fund the New Bedford acquisition, offset by payments on long-term debt and capital leases.

Capital Expenditures.  Capital expenditures totaled $15.0 million in fiscal 2009, compared to $22.8 million in fiscal 2008. Fiscal 2009 capital spending was on required replacement equipment and strategic additions in high precision capabilities focused on the spine market as well as expanded capabilities in Malaysia. Total expenditures were lower than prior year as we adjusted spending to reflect lower second half 2009 demand. In 2008, we replaced equipment and enhanced production capacity in several of our facilities, including the addition of a high precision machining cell to better serve the spine market. We expect capital expenditures for fiscal 2010 to approximate $20.0 million. These expenditures are expected to be funded from our cash flows from operating activities.

Debt and Credit Facilities

In connection with our initial public offering in the fourth quarter of fiscal 2004, we entered into a $75.0 million senior secured credit facility, consisting of a $35.0 million five-year term loan (“Term Loan A”) and a $40.0 million five-year revolving credit facility. In the second quarter of 2006, we amended and restated this credit facility to increase our term loans by $40.0 million (“Term Loan A-1”) and extended the revolving credit facility to June 2011. In the first quarter of 2008 we amended the credit facility to increase our term loans by $60.0 million (“Term Loan A-2”). As of January 2, 2010, we had an aggregate of approximately $96.3 million of outstanding indebtedness, which consisted of the following:

•	An aggregate of $89.6 million of borrowings under our senior credit facility;
•	$1.9 million of borrowings under our UK short-term credit facility;
•	$1.4 million of borrowings under our Malaysia short-term credit facility; and
•	$3.4 million of capital lease obligations.

Borrowings under this senior credit facility bear interest at a floating rate, which is either a base rate, or at our option, a London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin. As of January 2,

2010, an aggregate of $89.6 million was outstanding under the term loans at a weighted average interest rate of 2.0000%. As of January 2, 2010, we had no borrowings outstanding under the revolving credit facility. We had two outstanding letters of credit as of January 2, 2010 in the amounts of $3.5 million and $0.2 million.

Historically, we have had a significant amount of variable rate long-term indebtedness. We have managed our exposure to changes in interest rates by entering into interest rate swap agreements. As further discussed in “Quantitative and Qualitative Disclosures about Market Risks — Interest Rate Risk,” we have an existing agreement that does not qualify for hedge accounting under the applicable accounting guidelines and a new agreement in 2009 that does qualify for hedge accounting. We recorded nonqualifying interest rate swap valuation of $1.2 million gain, $1.8 million loss and $1.4 million loss for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Our senior credit agreement (“Senior Credit Agreement”) contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. The Senior Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, payment of dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The senior credit facility is secured by substantially all of our assets. Our Senior Credit Agreement also contains customary events of default. We were in compliance with all of our covenants as of January 2, 2010.

In connection with the January 25, 2008 New Bedford acquisition a Term A-2 Incremental Term Loan was completed and the Incremental Term Loan of $60,000 was funded. The Incremental Term Loan will mature June 13, 2011. Quarterly installments of principal are to be paid so as to reduce the remaining principal balance by approximately ten percent (10%) in 2009, fifteen percent (15%) in 2010 and seventy percent (70%) in 2011. The Corporation retained the right to have borrowed funds bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin or at a “Base Rate” plus an applicable margin under the Waiver. The applicable margins increased by 0.50% and the Corporation was limited in its ability to borrow under the revolving credit facility until the Corporation became current in filing its reports under Section 13 and 15(d) of the Securities Exchange Act.

On June 24, 2008, the Corporation filed its 2008 first quarter filing on Form 10-Q and became current in its SEC filing requirements. As such, the interest margin decreased 0.50% and the restrictions on borrowings were lifted.

The term loans require quarterly payments of scheduled principal and interest, with annual scheduled principal payments increasing each year. Term Loan A matured in December 2009. Term Loan A-1, Term Loan A-2 and borrowings under the revolving credit facility mature in June 2011.

We hold certain property and equipment pursuant to capital leases. As of January 2, 2010, these leases have future minimum lease payments of $1.1 million, $0.9 million, $0.9 million, $0.9 million and $0.8 million in each of the next 5 fiscal years and $1.4 million thereafter.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of January 2, 2010:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	More Than 5 Years
	(In Millions)
Long-term debt obligations(1)	$89.6	$20.4	$69.2	$—	$—
Capital lease obligations	6.0	1.0	2.8	1.6	0.6
Operating lease obligations	4.8	1.9	2.2	0.5	0.2
Purchase obligations(2)	33.0	20.4	12.6	—	—
Total	$133.4	$43.7	$86.8	$2.1	$0.8

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
(2)	For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities, fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within a short time. We enter into blank orders with vendors that have preferred pricing terms; however, these orders are normally cancelable by us without penalty. Amounts predominantly represent purchase agreements to buy minimum quantities of cobalt chrome and titanium through December 2012.

This table does not include liabilities for unrecognized tax benefits of $6.2 million as reasonable estimates could not be made regarding the timing of future cash outflows associated with those liabilities.

Off-Balance Sheet Arrangements

Our off balance sheet arrangements include our operating leases and letters of credit, which are available under the senior credit facility. We had two letters of credit outstanding as of January 2, 2010 in the amounts of $3.5 million and $0.2 million.

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

We incurred approximately $0.4 million and $0.6 million in capital expenditures for environmental, health and safety in 2009 and 2008, respectively. During 2009, purchases focused on two areas: safety and environmental. Projects included purchases of new press controllers and emergency stops, wet dust collection systems and a nitric system. During 2008, our significant purchases included an EP passivate system and a wet dust collection system.

In connection with past acquisitions, we completed Phase I environmental assessments and did not find any significant issues that we believe needed to be remediated. We cannot be certain that environmental issues will not be discovered or arise in the future related to these acquisitions.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. On an ongoing basis, we evaluate these estimates. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our consolidated financial statements that appear elsewhere in this Form 10-K.

•	Revenue Recognition. We recognize revenue on orders received from customers when there is persuasive evidence of an arrangement with the customer that is supportive of revenue recognition, the customer has made a fixed commitment to purchase the product for a fixed or determinable sales price, collection is reasonably assured under our normal billing and credit terms, and ownership and all risks of loss have been transferred to the buyer, which is normally upon shipment.
•	Inventory. Inventories generally are stated at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. We review our inventory balances monthly for excess products or obsolete inventory levels and write down, if necessary, the inventory to net realizable value.
•	Impairment of Long-Lived Assets, Including Intangible Assets. The Corporation assesses the impairment of definite lived long-lived assets when circumstances indicate the carrying value of an asset may not be recoverable based on the undiscounted future cash flows of an asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, undiscounted cash flows, or external appraisals, as applicable. The Corporation reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

Intangible assets subject to amortization consist of technology, non-compete and customer related intangible assets acquired in connection with our various acquisitions. These assets are amortized using the straight-line method. The Corporation is required to reassess the expected useful lives of existing intangible assets annually. The Corporation also evaluates the recoverability of intangible assets subject to amortization based on undiscounted operating cash flows when factors indicate impairment may exist. In the event of impairment, the Corporation makes appropriate write-downs of recorded costs to fair value. The Corporation reviewed its amortizing intangible assets and has not recorded any impairment related to these assets for fiscal 2009, 2008 or 2007.

Goodwill is not amortized but is periodically tested for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. Potential impairment is determined by comparing estimated fair value to the net book value of the reporting unit. Fair value is calculated as the present value of estimated future cash flows. The Corporation has multiple operating segments. The Corporation has defined its reporting units at the component of an operating segment as this is the lowest level for which discrete financial information is available and the operating results of that component are regularly reviewed by management. The Corporation completed its annual impairment testing and concluded that no impairment of goodwill existed for fiscal 2009, 2008 or 2007.

Intangible assets with an indefinite life are not amortized but are subject to review each reporting period to determine whether events and circumstances continue to support an indefinite useful life as well as an annual impairment test in accordance with this statement. The Corporation reviewed its intangible assets and has not recorded any impairment related to these assets for fiscal 2009, 2008 or 2007.

The assessment of the recoverability of long-lived assets reflects management’s assumptions and estimates. Factors that management must estimate when performing impairment tests include future sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. Measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific reporting unit to which the assets are attributed.

•	Stock-Based Compensation. The Corporation measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost for service-based awards is recognized ratably over the applicable vesting period. Compensation cost for performance-based awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved. For restricted stock, the fair market value of the award is determined based upon the closing value of the Corporation’s stock price on the grant date. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Corporation estimates pre-vesting forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest.
•	Income Taxes. The consolidated financial statements of the Corporation have been prepared using the asset and liability method in accounting for income taxes, which requires the recognition of deferred income taxes for the expected future tax consequences of net operating losses, credits, and temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Additionally, we use tax planning strategies as part of our global tax compliance program. Judgments and interpretation of statutes are inherent in this process. The Corporation provides related valuation reserves, where applicable, in accounting for uncertain tax positions. Interest and penalties associated with reserves for uncertain tax positions are classified in income tax expense in the Statements of Operations.

Impact of Recently Issued and Adopted Accounting Standards

Accounting Standards Codification.  In June 2009, the FASB issued pronouncements under ASC 825-10, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles). ASC 825-10 established a single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC) and changes the referencing and organization on financial standards. On October 3, 2009, we adopted ASC 825-10, which did not have an impact on the Corporation’s financial position, results of operations or cash flows.

Fair Value Measurements.  We adopted the FASB pronouncement under ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) relating to fair value measurements for non-financial assets and liabilities on January 4, 2009. This pronouncement provides guidance for using fair value to measure assets and liabilities and only applies when other pronouncements require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. The adoption of this pronouncement did not have a material impact on our financial position, results of operations or cash flows.

Business Combinations.  We adopted the FASB pronouncement under ASC 805-10, Business Combinations (formerly SFAS No. 141(R)) on January 4, 2009. This pronouncement amends the previously issued Statement on Business Combinations and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the pronouncement had an immaterial impact on the Corporation’s financial position and results of operations.

Disclosures About Derivative Instruments and Hedging Activities.  We adopted the FASB pronouncement under ASC 815-10, Derivatives and Hedging (formerly SFAS No. 161, Derivative Instruments and Hedging Activities) on January 4, 2009. This pronouncement requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The adoption of this pronouncement had no impact on the Corporation’s financial position or results of operations. These disclosures are included in Note 11.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  We adopted the FASB pronouncement under ASC 260-10, Earnings per Share (formerly EITF Issue No. 07-4, Application of the Two-Class Method Under FASB Statement No. 128) on January 4, 2009,

with retrospective application. This pronouncement was issued to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities. This pronouncement also provides guidance on how to allocate earnings to participating securities and compute basic earnings per share (EPS) using the two-class method. The adoption of this pronouncement reduced previously reported EPS by $0.01 for the year ended January 3, 2009.

Subsequent Events.  On July 4, 2009, we adopted the FASB pronouncement under ASC 855-10, Subsequent Events (formerly SFAS No. 165, Subsequent Events). This pronouncement provides additional disclosure requirements for material events occurring subsequent to the balance sheet date and prior to the issuance of the financial statements. This pronouncement also modifies the definition of subsequent events and defines the two types of subsequent events as recognized and non-recognized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. We manage our interest rate risk by balancing the amount of our fixed rate and variable rate debt and through the use of interest rate swaps. The objective of the swaps is to more effectively balance borrowing costs and interest rate risk. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At January 2, 2010, we had approximately $92.5 million of variable rate debt. The weighted average interest rate for this debt in 2009 was 2.4770%. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.9 million, before giving effect to the interest rate swap agreements described below.

On January 13, 2009, we entered into an interest rate swap agreement to hedge $64.1 million of our variable rate term loans into a fixed rate obligation until June 13, 2011. We will receive payments at variable rates, while we make payments at a fixed rate of 1.3375%. The objective of this swap is to hedge against potential changes in cash flows on our outstanding term debt. No credit risk was hedged. The receive variable leg of the swap and the variable rate paid on the term debt bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates.

During June 2006, we entered into an interest rate swap agreement to economically hedge $15.0 million of our variable rate term loans into a fixed rate obligation for the period commencing on June 30, 2006 and ending on December 31, 2007. We received payments at variable rates, while we made payments at a fixed rate of 3.98% per annum. When we borrowed $40.0 million to acquire Riley Medical in May 2006, we subsequently entered into an interest rate swap agreement to economically hedge the $40.0 million of debt at a fixed payment obligation of 5.45% per annum for the period commencing on July 3, 2006 and ending on June 10, 2011.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. As a global company with operations in the United Kingdom, France, Ireland and Malaysia, we experienced an impact from foreign exchange in fiscal 2009. As a result of the fluctuation in rates, our revenue increased for the fourth quarter 2009 by $1.8 million and decreased for the total year 2009 by $13.6 million. The fluctuation in rates increased our gross margin for the fourth quarter 2009 by $0.2 million and decreased our gross margin by $1.1 million for the total year 2009. The impact of rates had minimal impact on our net income in the fourth quarter and decreased the total year 2009 net income by $0.2 million.

Historically the Corporation entered into foreign currency forward contracts to mitigate fluctuations in foreign currency on the statement of operations. The gain of the foreign currency valuation of $4.3 million included in derivative income for 2008 offset foreign currency transaction loss included within the other expense of $3.3 million. We did not have any outstanding contracts during 2009.

Our primary exposures to foreign currency exchange fluctuations are pound sterling/US dollar and Euro/US dollar. At January 2, 2010, the potential reduction in earnings from a hypothetical instantaneous 10.0% increase or decrease in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be approximately $3.6 million, net of tax. This foreign currency sensitivity model is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10.0% because such synchronized changes are unlikely to occur.

Commodity Price Risk

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities, such as titanium, stainless steel, cobalt chrome and aluminum. Given the historical volatility of certain commodity prices, this exposure can impact product costs. To manage these fluctuations, we utilize competitive pricing methods such as bulk purchases, blanket orders and long-term contracts with our major suppliers to reduce short term fluctuations. For 2010, we have entered into purchasing contracts on certain raw materials totaling $31.6 million at fixed prices in order to manage our risk of commodity price movements. Additionally, we often do not set prices for our products in advance of our commodity purchases; therefore, we can take into account the cost of the commodity in setting our prices for each order. In instances where we have supply agreements with customers; many of these agreements allow us to partially adjust prices for the impact of any raw material price increases. However, to the extent that we are unable to offset the increased commodity costs in our product prices, our results would be adversely affected.

Item 8. Financial Statements and Supplemental Data

All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

SYMMETRY MEDICAL INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	January 2, 2010	January 3, 2009
ASSETS:
Current Assets:
Cash and cash equivalents	$14,219	$10,191
Accounts receivable, net	38,221	52,845
Inventories	62,301	61,111
Refundable income taxes	3,048	6,610
Deferred income taxes	5,816	3,993
Other current assets	3,648	3,154
Total current assets	127,253	137,904
Property and equipment, net	113,369	115,045
Goodwill	153,813	153,521
Intangible assets, net of accumulated amortization	42,729	45,039
Other assets	1,181	1,728
Total Assets	$438,345	$453,237
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$19,494	$26,929
Accrued wages and benefits	7,607	12,784
Other accrued expenses	5,113	5,186
Accrued income taxes	257	2,637
Deferred income taxes	78	—
Revolving line of credit	3,320	2,495
Current portion of capital lease obligations	529	1,034
Current portion of long-term debt	20,400	16,900
Total current liabilities	56,798	67,965
Accrued income taxes	6,362	—
Deferred income taxes	17,646	18,131
Derivative valuation liability	2,982	3,771
Capital lease obligations, less current portion	2,887	3,356
Long-term debt, less current portion	69,200	107,600
Total Liabilities	155,875	200,823
Shareholders’ Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued January 2, 2010 – 35,840; January 3, 2009 – 35,801	4	4
Additional paid-in capital	278,176	275,890
Retained earnings (deficit)	277	(21,507)
Accumulated other comprehensive income (loss)	4,013	(1,973)
Total Shareholders’ Equity	282,470	252,414
Total Liabilities and Shareholders’ Equity	$438,345	$453,237

See accompanying notes to consolidated financial statements.

SYMMETRY MEDICAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data)

	Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Revenue	$365,943	$423,406	$290,922
Cost of Revenue	278,926	323,048	238,343
Gross Profit	87,017	100,358	52,579
Selling, general and administrative expenses	47,863	58,340	39,484
Facility closure and severance costs	2,822	—	—
Operating Income	36,332	42,018	13,095
Other (income)/expense:
Interest expense	6,647	10,092	6,917
Derivatives valuation (gain)/loss	(1,173)	(2,460)	1,740
Other	428	2,874	(503)
Income before income taxes	30,430	31,512	4,941
Income tax expense	8,646	7,493	5,090
Net income (loss)	$21,784	$24,019	$(149)
Net income per share:
Basic	$0.61	$0.67	$—
Diluted	$0.61	$0.67	$—
Weighted average common shares and equivalent shares outstanding:
Basic	35,308	35,170	35,089
Diluted	35,530	35,357	35,268

See accompanying notes to consolidated financial statements.

SYMMETRY MEDICAL INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 30, 2006	$4	$270,716	$(45,377)	$7,264	$232,607
Comprehensive income:
Net loss			(149)		(149)
Other comprehensive income –
Foreign currency translation adjustment				3,171	3,171
Comprehensive income					$3,022
Exercise of Common Stock options		1,416			1,416
Amortization of unearned compensation cost		362			362
Issuance of Common Stock –
Employee Stock Purchase Plan		129			129
Balance at December 29, 2007	$4	$272,623	$(45,526)	$10,435	$237,536
Comprehensive income:
Net income			24,019		24,019
Other comprehensive income (loss) –
Foreign currency translation adjustment				(12,408)	(12,408)
Comprehensive income					$11,611
Exercise of Common Stock options		371			371
Amortization of unearned compensation cost		2,875			2,875
Issuance of Common Stock –
Employee Stock Purchase Plan		312			312
Restricted Stock		(291)			(291)
Balance at January 3, 2009	$4	$275,890	$(21,507)	$(1,973)	$252,414
Comprehensive income:
Net income			21,784		21,784
Other comprehensive income (loss) –
Foreign currency translation adjustment				6,217	6,217
Derivative, net of tax benefit of $154				(231)	(231)
Comprehensive income					$27,770
Amortization of unearned compensation cost		2,765			2,765
Issuance of Common Stock –
Employee Stock Purchase Plan		202			202
Restricted Stock		(681)			(681)
Balance at January 2, 2010	$4	$278,176	$277	$4,013	$282,470

See accompanying notes to consolidated financial statements.

SYMMETRY MEDICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

	Years Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Operating activities
Net income (loss)	$21,784	$24,019	$(149)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	19,307	18,524	17,741
Amortization	2,945	2,939	2,257
Net (gain) loss on sale of assets	1,014	(464)	153
Deferred income tax provision	4,311	3,475	(1,873)
Excess tax benefit from stock-based compensation	—	(568)	(845)
Stock-based compensation	2,765	2,875	362
Derivative valuation (gain) loss	(1,173)	1,782	256
Foreign currency transaction (gain) loss	(33)	5,025	(530)
Change in operating assets and liabilities:
Accounts receivable	16,450	(14,944)	(3,968)
Other assets	599	(1,083)	1,401
Inventories	197	(12,136)	(5,238)
Current income taxes	833	(1,377)	615
Accounts payable	(9,558)	(2,131)	8,020
Accrued expenses and other	(6,016)	(263)	6,454
Net cash provided by operating activities	53,425	25,673	24,656
Investing activities
Purchases of property and equipment	(15,017)	(22,756)	(8,846)
Proceeds from the sale of property and equipment	69	1,374	1,731
Acquisitions, net of cash received	—	(46,584)	(33,660)
Net cash used in investing activities	(14,948)	(67,966)	(40,775)
Financing activities
Proceeds from bank revolver	104,477	97,663	64,880
Payments on bank revolver	(122,045)	(100,680)	(44,177)
Issuance of long-term debt	—	60,000	—
Payments on long-term debt and capital lease obligations	(17,952)	(16,388)	(6,756)
Proceeds from the issuance of common stock	(81)	357	700
Excess tax benefit from stock-based compensation	—	568	845
Net cash provided by (used in) financing activities	(35,601)	41,520	15,492
Effect of exchange rate changes on cash	1,152	(1,125)	995
Net increase (decrease) in cash and cash equivalents	4,028	(1,898)	368
Cash and cash equivalents at beginning of period	10,191	12,089	11,721
Cash and cash equivalents at end of period	$14,219	$10,191	$12,089
Supplemental disclosures:
Cash paid for interest	$6,859	$9,335	$5,458
Cash paid for income taxes	$3,964	$4,946	$4,672
Assets acquired under capital leases	$—	$639	$195

See accompanying notes to consolidated financial statements.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

1. Description of the Business

The consolidated financial statements include the accounts of Symmetry Medical Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), Symmetry Medical USA Inc., Jet Engineering, Inc., Ultrexx, Inc., Riley Medical, Inc., Symmetry Medical Switzerland SA (formerly known as Riley Medical Europe, SA), Symmetry Medical Everest LLC, Everest Metal International Limited, Symmetry Medical Cheltenham Limited, Symmetry Medical PolyVac, SAS, Thornton Precision Components Limited (“Thornton”), Symmetry Medical Malaysia SDN, Clamonta Limited, Specialty Surgical Instrumentation, Inc., and TNCO, Inc.

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

On January 25, 2008, the Corporation acquired DePuy Orthopaedics, Inc’s (“DePuy”) New Bedford, Massachusetts instrument manufacturing facility (“New Bedford”). This facility manufactures orthopedic instruments as well as general surgical instruments and small implants.

On August 31, 2007, the Corporation acquired Specialty Surgical Instrumentation, Inc. and UCA, LLC (“SSI”) privately owned companies based in Nashville, Tennessee. SSI distributes surgical instruments and sterilization containers directly to hospitals.

On April 3, 2007, the Corporation acquired all of the stock of TNCO, Inc. (“TNCO”), a privately owned company based in Whitman, Massachusetts. TNCO designs and supplies precision instruments for arthroscopic, laparoscopic, sinus, and other minimally invasive procedures.

On January 9, 2007, the Corporation acquired all of the stock of Whedon Limited, a privately owned company based in Warwickshire, UK and the holding company of Clamonta Limited (collectively “Clamonta Ltd”). Clamonta Ltd manufactures aerospace products for the global aerospace industry.

2. Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Year End.  The Corporation’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2009 is a 52 week year (ending January 2, 2010), fiscal 2008 was a 53 week year (ending January 3, 2009) and fiscal 2007 (ending December 29, 2007) was 52 weeks. References in these consolidated financial statements to 2009, 2008 and 2007 refer to these financial years, respectively.

Use of Estimates.  Preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect the Corporation’s financial position or results of operations.

Revenue Recognition.  The Corporation recognizes revenue on orders received from its customers when there is persuasive evidence of an arrangement with the customer that is supportive of revenue recognition, the customer has made a fixed commitment to purchase the product for a fixed or determinable price, collection is reasonably assured under the Corporation’s normal billing and credit terms and ownership and all risks of loss have been transferred to the buyer, which is normally upon shipment. In certain circumstances, customer terms require receipt of product prior to the transfer of the risk of ownership. In such circumstances, revenue is not recognized upon shipment, but rather upon confirmation of delivery.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

Cash and Cash Equivalents.  Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the time of purchase.

Allowance for Doubtful Accounts.  The Corporation performs periodic credit evaluations of customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 to 90 days. The Corporation maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Corporation makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends. Provisions to the allowance for doubtful accounts are charged to current operating expenses. Actual losses are charged against this allowance when incurred. The activity in the allowance for doubtful accounts was as follows:

	January 2, 2010	January 3, 2009	December 29, 2007
Beginning balance	$838	$440	$229
Provision	22	612	299
Write-offs, net	(282)	(214)	(88)
Ending balance	$578	$838	$440

Inventories.  Inventories generally are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. Costs include material, labor and manufacturing overhead costs. Inventory balances are reviewed monthly for excess products or obsolete inventory levels and written down, if necessary, to net realizable value.

Property and Equipment.  Property and equipment, which includes assets under capital lease, are stated on the basis of cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets or lease terms, whichever is shorter. Repair and maintenance costs are charged to expense as incurred. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization is removed from the consolidated balance sheet and any gain or loss is recorded in operating income or expense.

Impairment of Long-Lived Assets, Including Intangible Assets.  The Corporation assesses the impairment of definite lived long-lived assets when circumstances indicate the carrying value of an asset may not be recoverable based on the undiscounted future cash flows of an asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, undiscounted cash flows, or external appraisals, as applicable. The Corporation reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

Intangible assets subject to amortization consist of technology, non-compete and customer related intangible assets acquired in connection with our various acquisitions. These assets are amortized using the straight-line method. The Corporation is required to reassess the expected useful lives of existing intangible assets annually. The Corporation also evaluates the recoverability of intangible assets subject to amortization based on undiscounted operating cash flows when factors indicate impairment may exist. In the event of impairment, the Corporation makes appropriate write-downs of recorded costs to fair value. The Corporation reviewed its amortizing intangible assets and has not recorded any impairment related to these assets for fiscal 2009, 2008 or 2007.

Goodwill is not amortized but is periodically tested for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. Potential impairment is determined by comparing estimated fair value to the net book value of the reporting unit. Fair value is calculated as the present value of estimated future cash flows. The Corporation has multiple operating

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

segments. The Corporation has defined its reporting units at the component of an operating segment as this is the lowest level for which discrete financial information is available and the operating results of that component are regularly reviewed by management. The Corporation completed its annual impairment testing and concluded that no impairment of goodwill existed for fiscal 2009, 2008 or 2007.

Intangible assets with an indefinite life are not amortized but are subject to review each reporting period to determine whether events and circumstances continue to support an indefinite useful life as well as an annual impairment test in accordance with this statement. The Corporation reviewed its intangible assets and has not recorded any impairment related to these assets for fiscal 2009, 2008 or 2007.

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

Income Taxes.  The consolidated financial statements of the Corporation have been prepared using the asset and liability method in accounting for income taxes, which requires the recognition of deferred income taxes for the expected future tax consequences of net operating losses, credits, and temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Additionally, we use tax planning strategies as part of our global tax compliance program. Judgments and interpretation of statutes are inherent in this process. The Corporation provides related reserves, where applicable, in accounting for uncertain tax positions. Interest and penalties associated with reserves for uncertain tax positions are classified in income tax expense in the Statements of Operations.

Foreign Currency Translation.  The financial statements of the Corporation’s foreign subsidiaries are accounted for and have been translated into U.S. dollars in accordance with accounting guidance on foreign currency translation. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. Currency translation adjustments have been recorded as a separate component of shareholders’ equity. Foreign currency transaction gains and losses resulting from a subsidiary’s foreign currency denominated assets and liabilities included in other income were a $302 loss, $3,309 loss and $382 gain in 2009, 2008 and 2007, respectively.

Shipping and Handling Costs.  The Corporation reflects freight costs associated with shipping its products to customers as a component of cost of revenues.

Advertising Costs.  Advertising costs are expensed as incurred. Advertising costs were $315, $317 and $287 for the years ending January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

Derivative Financial Instruments.  The Corporation recognizes all derivative instruments in its consolidated financial statements at its fair value. Changes in the fair value of derivatives are recorded each period in the Derivative Valuation (gain)/loss line item of the Statements of Operations unless the derivative qualifies for hedge accounting. The effective portion of changes in fair value of hedges is recorded each period in accumulated other comprehensive income (loss), net of tax, until the related hedge transaction

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

occurs. Any ineffective portion of changes in fair value of the hedges is recorded in the Derivative Valuation (gain)/loss line item of the Statement of Operations.

Stock-Based Compensation.  The Corporation measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost for service-based awards is recognized ratably over the applicable vesting period. Compensation cost for performance-based awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved. There have been no grants of stock options since 2004. For restricted stock, the fair market value of the award is determined based upon the closing value of the Corporation’s stock price on the grant date. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Corporation estimates forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The total expense recognized over the vesting period will only be for those awards that ultimately vest. Refer to Note 13 for additional information on the Corporation’s compensation plans.

Recently Adopted Accounting Pronouncements

Accounting Standards Codification.  In June 2009, the FASB issued pronouncements under ASC 825-10, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles). ASC 825-10 established a single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the SEC) and changes the referencing and organization on financial standards. On October 3, 2009, the Corporation adopted ASC 825-10, which did not have an impact on the Corporation’s financial position, results of operations or cash flows.

Fair Value Measurements.  The Corporation adopted the FASB pronouncement under ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) relating to fair value measurements for non-financial assets and liabilities on January 4, 2009. This pronouncement provides guidance for using fair value to measure assets and liabilities and only applies when other pronouncements require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. The adoption of this pronouncement did not have a material impact on the Corporation’s financial position, results of operations or cash flows.

Business Combinations.  The Corporation adopted the FASB pronouncement under ASC 805-10, Business Combinations (formerly SFAS No. 141(R)) on January 4, 2009. This pronouncement amends the previously issued Statement on Business Combinations and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the pronouncement had an immaterial impact on the Corporation’s financial position and results of operations.

Disclosures About Derivative Instruments and Hedging Activities.  The Corporation adopted the FASB pronouncement under ASC 815-10, Derivatives and Hedging (formerly SFAS No. 161, Derivative Instruments and Hedging Activities) on January 4, 2009.  This pronouncement requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The adoption of this pronouncement had no impact on the Corporation’s financial position or results of operations. These disclosures are included in Note 11.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  We adopted the FASB pronouncement under ASC 260-10, Earnings per Share (formerly EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128) on January 4, 2009,

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

with retrospective application. This pronouncement was issued to clarify that unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities. This pronouncement also provides guidance on how to allocate earnings to participating securities and compute basic earnings per share (EPS) using the two-class method. The adoption of this pronouncement reduced previously reported EPS by $0.01 for the year ended January 3, 2009.

Subsequent Events.  On July 4, 2009, the Corporation adopted the FASB pronouncement under ASC 855-10, Subsequent Events (formerly SFAS No. 165, Subsequent Events). This pronouncement provides additional disclosure requirements for material events occurring subsequent to the balance sheet date and prior to the issuance of the financial statements. This pronouncement also modifies the definition of subsequent events and defines the two types of subsequent events as recognized and non-recognized.

3. Acquisition

On January 25, 2008, the Corporation acquired substantially all the assets and real property of DePuy Orthopaedics, Inc’s (“DePuy”) New Bedford, Massachusetts instrument manufacturing facility (“New Bedford”) for $45,246 in cash. This facility manufactures orthopedic instruments as well as general surgical instruments and small implants.

The aggregate purchase price of $45,246 was allocated to the opening balance sheet as follows:

Current assets	$7,819
PP&E	22,101
Acquired customers (amortized over 15 years)	5,130
Goodwill	10,196
Purchase price, net	$45,246

Unaudited Proforma Results.  The following table represents the proforma results of the Corporation’s operations had the acquisitions of Clamonta Ltd, TNCO, SSI and New Bedford been completed as of the beginning of the periods presented:

	Fiscal Year Ended
	2009	2008	2007
Revenue	$365,943	$426,083	$339,429
Net income (loss)	21,784	24,085	(2,539)
Earnings per share – basic	$0.61	$0.68	$(0.07)
Earnings per share – diluted	$0.61	$0.68	$(0.07)

4. Inventories

Inventories consist of the following:

	January 2, 2010	January 3, 2009
Raw material and supplies	$15,099	$12,444
Work-in-process	27,120	30,541
Finished goods	20,082	18,126
	$62,301	$61,111

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

5. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	January 2, 2010	January 3, 2009
Land	$6,965	$6,473
Buildings and improvements (20 to 40 years)	42,252	40,183
Machinery and equipment (5 to 15 years)	138,182	127,716
Office equipment (3 to 5 years)	13,194	10,859
Construction-in-progress	3,750	4,227
	204,343	189,458
Less accumulated depreciation	(90,974)	(74,413)
	$113,369	$115,045

6. Intangible Assets

As of January 2, 2010, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Acquired technology and patents	10 years	$2,343	$(1,020)	$1,323
Acquired customers	18 years	42,613	(9,166)	33,447
Non-compete agreements	5 years	691	(420)	271
Intangible assets subject to amortization	17 years	45,647	(10,606)	35,041
Proprietary processes	Indefinite			3,586
Trademarks	Indefinite			4,102
Indefinite-lived intangible assets, other than goodwill				7,688
Total				$42,729

As of January 3, 2009, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Acquired technology and patents	10 years	$2,295	$(713)	$1,582
Acquired customers	18 years	42,330	(6,596)	35,734
Non-compete agreements	5 years	559	(243)	316
Intangible assets subject to amortization	17 years	45,184	(7,552)	37,632
Proprietary processes	Indefinite			3,428
Trademarks	Indefinite			3,979
Indefinite-lived intangible assets, other than goodwill				7,407
Total				$45,039

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

6. Intangible Assets  – (continued)

Intangible asset amortization expense was $2,945, $2,939 and $2,257 for 2009, 2008 and 2007, respectively. Annual intangible asset amortization expense for the next 5 fiscal years is estimated to be $2,900 per year.

The changes in the carrying amounts of goodwill for the years ended January 2, 2010 and January 3, 2009, are as follows:

Balance as of December 29, 2007	$141,985
Goodwill acquired	12,265
Effects of foreign currency	(729)
Balance as of January 3, 2009	$153,521
Adjustment to goodwill	(482)
Effects of foreign currency	774
Balance as of January 2, 2010	$153,813

7. Fair Value of Financial Instruments

In September 2006, the FASB issued a statement to define fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expand disclosures about fair value measurements. The Corporation adopted the provisions as of December 30, 2007 for financial instruments and as of January 4, 2009 for non-financial instruments. Although the adoption did not materially impact its financial condition, results of operations, or cash flow, the Corporation is now required to provide additional disclosures as part of its financial statements.

Accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of January 2, 2010, the Corporation held certain assets that are required to be measured at fair value on a recurring basis. These included the Corporation’s interest rate derivative instruments. The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these swap contracts as Level 2 in accordance with the FASB Statement on fair value measurement.

The following table summarizes certain fair value information at January 2, 2010 and January 3, 2009 for assets and liabilities measured at fair value on a recurring basis.

	January 2, 2010				January 3, 2009
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$—	$(2,982)	$—	$(2,982)	$—	$(3,771)	$—	$(3,771)
	$—	$(2,982)	$—	$(2,982)	$—	$(3,771)	$—	$(3,771)

Additionally, financial instruments also consist of cash and cash equivalents, accounts receivable, and long-term debt. The carrying value of these financial instruments approximates fair value.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

8. Derivatives

The Corporation utilizes derivative instruments to minimize the volatility of cash flows and income statement impacts associated with interest rate payments on its variable rate debt. The Corporation recognizes all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheets. The Corporation utilizes third party valuations to assist in the determination of the fair value of these derivatives. The Corporation considers its derivative instrument valuations to be Level 2 fair value measurements under the provision of the FASB Statement on fair value measurements (See Note 7).

To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income/ (loss), a component of shareholders’ equity in the consolidated balance sheets, until the underlying transaction hedged is recognized in the consolidated statements of operations. The Corporation accounts for certain derivatives hedging the payment of interest as cash flow hedges and the impact of the hedge is reclassified to interest expense in the consolidated statements of operations upon payment of interest.

The Corporation’s profitability and cash flows are affected by changes in interest rates, specifically the LIBOR rate. The primary purpose of the Corporation’s interest rate risk management activities is to hedge its exposure to changes in interest rates. In 2009, the Corporation entered into a forward swap contract to manage interest rate risk related to a portion of its current variable rate senior secured term loan. The Corporation has hedged the future interest payments related to $64,100 of the total outstanding term loan indebtedness due in 2011 pursuant to this forward swap contract. This swap contract, which had a fair value of ($384) at January 2, 2010, is designated as a cash flow hedge of the future payment of variable rate interest with three-month LIBOR fixed at 1.34% per annum in 2009, 2010 and 2011.

In 2006, the Corporation entered into a forward swap contract to manage interest rate risk related to $40,000 of its then existing variable rate senior secured first lien term loan to a fixed payment obligation of 5.45% per annum for the period commencing July 3, 2006 and ending on June 10, 2010. This swap contract, which had a fair value of ($2,598) at January 2, 2010, was not designated as a cash flow hedge of the future variable rate payment of interest. The entire change in the fair value of this interest rate swap is recorded to derivative valuation (gain)/loss in the consolidated statements of operations. In Fiscal 2009, 2008 and 2007, the Corporation recorded a $1,173 gain, $1,856 loss and $1,366 loss, respectively.

Historically, the Corporation entered into forward contracts to mitigate the impact of fluctuations in foreign currency on the Statements of Operations. As of January 2, 2010, the Corporation had no foreign currency contracts outstanding since all contracts were settled during fiscal 2008, resulting in $4,316 of realized gains. As of December 29, 2007, the Corporation had two contracts for the sale of $5,000 British pounds each with settlement dates no later than January 18, 2008 and one contract for the sale of $10,000 British pounds with a settlement date no later than April 21, 2008. As of December 30, 2006, the Corporation had entered into three contracts for the sale of $5,000 British pounds each with settlement dates no later than January 17, 2007, May 2, 2007 and May 11, 2007 for each of the three contracts, respectively. The entire change in the fair value of the forwards in 2008 and 2007 of $4,316 and $374, respectively, was included in the derivative valuation (gain)/loss line item of the consolidated statement of operations.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

9. Debt Arrangements

Long-term debt consists of the following:

	January 2, 2010	January 3, 2009
Bank term loan payable in quarterly installments, plus interest at a variable rate, through December 2009	$—	$10,500
Bank term loan payable in quarterly installments, plus interest at a variable rate (2.0000% at January 2, 2010), through June 2011	38,600	39,000
Bank term loan payable in quarterly installments, plus interest at a variable rate (2.0000% at January 2, 2010), through June 2011	51,000	57,000
Revolving line of credit, due June 2011	—	18,000
	89,600	124,500
Less current portion	(20,400)	(16,900)
	$69,200	$107,600

As of January 2, 2010, the Corporation’s revolving credit facility had a total capacity of up to $40,000 and no borrowings against it. The Corporation pays a 0.375% annual commitment fee for the average unused portion of the revolving line of credit facility.

The Senior Credit Agreement, which provides for the term loans and revolving line of credit (“Senior Credit Agreement”), contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. The Senior Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, paying dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments, and transactions with affiliates. The senior credit facility is secured by substantially all of the Corporation’s assets. The Corporation’s Senior Credit Agreement also contains customary events of default. We were in compliance with all of our covenants as of January 2, 2010.

As previously reported in the Corporation’s Current Reports on Form 8-K dated October 5, 2007, and October 11, 2007, the Corporation discovered accounting irregularities at its Sheffield, UK operating unit, resulting in the Administrative Agent’s notice to the Corporation that a default had occurred under the Senior Credit Agreement. On October 10, 2007, the Corporation entered into a forbearance agreement under which the lenders agreed to forebear until January 7, 2008, from exercising the rights and remedies available to them under the Senior Credit Agreement with respect to the events of default.

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

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

9. Debt Arrangements  – (continued)

In connection with the January 25, 2008 New Bedford acquisition a Term A-2 Incremental Term Loan was completed and the Incremental Term Loan of $60,000 was funded. The Incremental Term Loan will mature June 13, 2011. Quarterly installments of principal are to be paid so as to reduce the remaining principal balance by approximately ten percent (10%) in 2009, fifteen percent (15%) in 2010 and seventy percent (70%) in 2011. The Corporation retained the right to have borrowed funds bear interest at the London Interbank Offered Rate (LIBOR) plus an applicable margin or at a “Base Rate” plus an applicable margin under the Waiver. The applicable margins increased by 0.50% and the Corporation was limited in its ability to borrow under the revolving credit facility until the Corporation became current in filing its reports under Section 13 and 15(d) of the Securities Exchange Act.

On June 24, 2008, the Corporation filed its 2008 first quarter filing on Form 10-Q and became current in its SEC filing requirements. As such, the interest margin decreased 0.50% and the restrictions on borrowings were lifted.

Maturities of long-term debt for the five years succeeding January 2, 2010 are as follows:

2010	$20,400
2011	$69,200
Thereafter	—
$89,600

10. Leases

The Corporation has a capital lease arrangement through October 1, 2016 for its New Hampshire manufacturing facility. Beginning October 1, 2001, and every five years thereafter, including extensions, the annual base rent changes based on the Consumer Price Index. The Corporation has an option to extend the lease for an additional five-year period and has a right of first opportunity to purchase the leased property. Any leasehold improvements are depreciated over the shorter of the useful asset life or the minimum lease period. Additionally, the Corporation has entered into capital leases for various machinery and equipment.

Property and equipment and related accumulated amortization for building and equipment under capital leases are as follows:

	January 2, 2010	January 3, 2009
Buildings and improvements	$4,991	$4,991
Machinery and equipment	1,699	8,016
	6,690	13,007
Less accumulated amortization	(3,859)	(8,680)
	$2,831	$4,327

Amortization of leased assets is included in depreciation expense.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

10. Leases  – (continued)

Future minimum payments for capital leases are as follows at January 2, 2010:

2010	1,053
2011	938
2012	938
2013	885
2014	797
Thereafter	1,395
Total minimum payments	6,006
Amounts representing interest	(2,590)
Present value of net minimum lease payments (including total current portion of $529)	$3,416

11. Income Taxes

Income before income taxes consisted of:

	Fiscal Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Domestic	$24,932	$33,039	$9,812
Foreign	5,498	(1,527)	(4,871)
	$30,430	$31,512	$4,941

Significant components of the Corporation’s net deferred tax liabilities are as follows:

	January 2, 2010	January 3, 2009
Deferred Tax Asset
Compensation	$1,256	$998
Inventory	2,256	2,218
Loss carryforwards	6,906	14,245
Derivative Agreements	1,207	1,496
Other	4,366	2,842
	15,991	21,799
Valuation Allowance	(4,581)	(3,755)
Total Defered Tax Asset	11,410	18,044
Deferred Tax Liability
Intangibles	(11,315)	(10,511)
Property, plant and equipment	(12,003)	(11,961)
Total deferred tax liabilities	(23,318)	(22,472)
Deferred tax assets, net	$(11,908)	$(4,428)

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

11. Income Taxes  – (continued)

Significant components of the income tax provision are as follows:

	Fiscal Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Current:
Federal	$216	$7,041	$3,753
State	470	1,166	295
Foreign	466	4,236	2,288
	1,152	12,443	6,336
Deferred	7,494	(4,950)	(1,246)
	$8,646	$7,493	$5,090

The provision for income taxes differs from that computed at the Federal statutory rate of 35%, 35% and 34% for 2009, 2008 and 2007, respectively as follows:

	Fiscal Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Tax at Federal statutory rate	$10,650	$11,029	$1,679
State income taxes	706	1,775	205
State tax credits	(99)	(159)	(122)
Foreign income taxes	(2,527)	1,765	439
Qualified production activities deduction	—	—	(186)
Research and development credits – current year	(213)	(290)	(689)
Valuation allowance	458	2,953	1,757
Reserve for uncertain tax positions	(242)	2,196	1,444
Realization of loss in investment of foreign subsidiary, net of reserve	—	(11,952)	—
Other	(87)	176	563
	$8,646	$7,493	$5,090

At January 2, 2010, the Corporation had foreign net operating loss carryforwards of approximately $19,339 and an associated deferred tax asset of $5,424. The foreign carryforwards have no expiration date. However, due to the uncertainty of the realization of the full benefit of the foreign net operating loss carryforwards, the Corporation has established a valuation allowance of $4,519. The Corporation has a U.S. federal tax net operating loss carryforward of $2,325 and an associated deferred tax asset of $814 which will expire beginning in 2029, if unused, and which may be subject to other limitations under IRS rules. The Corporation has various multistate income tax net operating loss carryforwards which have been recorded as a deferred tax asset of approximately $668. No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries because it is expected that such earnings will be reinvested in these foreign operations indefinitely. At January 2, 2010, we had an aggregate of $30,572 of unremitted earnings of foreign subsidiaries that have been or are intended to be permanently reinvested for continued use in foreign operations.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

11. Income Taxes  – (continued)

As of January 2, 2010, the total amount of unrecognized income tax benefits computed under ASC 740 was approximately $6,177, all of which, if recognized, would impact the effective income tax rate of the Corporation. As of January 2, 2010, the Corporation had recorded a total of $185 of accrued interest and penalties related to uncertain tax positions. The Corporation does not foresee possible changes in its reserves for uncertain income tax positions as reasonably possible during the next 12 months. The Corporation has classified this reserve as long-term tax payable in the consolidated balance sheets. During 2009, the Corporation settled its Internal Revenue Service (IRS) audit of tax years 2001 – 2008. As a result of the IRS audit conclusion, gross unrecognized tax benefits were reduced by $2,646, and the consolidated statement of operations was benefited $604 through a reduction in income tax expense. As of January 2, 2010, the Corporation is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2001 – 2008. The Corporation is also subject to unexpired statutes of limitation for various states including most significantly Indiana, Michigan and New Hampshire generally for the years 2001 – 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2006	$248
Additions for tax positions – prior years	1,362
Balance at December 29, 2007	$1,610
Additions based on tax positions – current year	5,477
Additions for tax positions – prior years	1,608
Balance at January 3, 2009	$8,695
Additions based on tax positions – current year	128
Settlements	(2,646)
Balance at January 2, 2010	$6,177

12. Profit Sharing Plan

During fiscal 2009, the Corporation maintained a qualified profit sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code. Contributions by the Corporation are based upon both discretionary and matching nondiscretionary amounts. The matching amounts represent a 50% match of employees’ contributions, up to a maximum of $4 per participant per year. Expense recorded for the plans was $1,330, $1,607 and $1,665 for 2009, 2008 and 2007, respectively.

13. Stock-Based Compensation Plans

2002 Stock Option Plan.  The 2002 Stock Option Plan provides for the grant of nonqualified stock options to the Corporation’s directors, officers, employees and other persons who provide services to us. A total of 52,136 shares of common stock are reserved for issuance under this plan. Options for 52,136 shares of common stock have been granted. These options vest ratably over a four year period as of the end of each of our fiscal years during that period, subject to the Corporation achieving certain minimum EBITDA targets in each fiscal year, and, if those targets are not met, on the seventh anniversary of the grant date so long as the option holder is still an employee. Options granted under the 2002 Stock Option Plan are generally not transferable by the optionee, and such options must be exercised within 30 days after the end of an optionee’s status as an employee, director or consultant (other than a termination by us for cause, as defined in the 2002 Stock Option Plan), within 180 days after such optionee’s termination by death or disability, or within 90 days after such optionee’s retirement, but in no event later than the expiration of the option term. All options were granted, as determined by its board of directors, at the fair market value of the Corporation’s common stock, on the date of grant. The term of all options granted under the 2002 Stock Option Plan may not exceed ten years.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

13. Stock-Based Compensation Plans  – (continued)

2003 Stock Option Plan.  The 2003 Stock Option Plan provides for the grant of nonqualified stock options to the Corporation’s directors, officers and employees and other persons who provide services to us. A total of 907,167 shares of common stock are reserved for issuance under this plan. Options for 786,979 shares of common stock have been granted. These options vest ratably over a four year period as of the end of each of our fiscal years during that period. Options granted under the 2003 Stock Option Plan are generally not transferable by the optionee, and such options must be exercised within 30 days after the end of an optionee’s status as an employee, director or consultant (other than a termination by us for cause, as defined in the 2003 Stock Option Plan), within 180 days after such optionee’s termination by death or disability, or within 90 days after such optionee’s retirement, but in no event later than the expiration of the option term. All options were granted, as determined by its board of directors, at the fair market value of the Corporation’s common stock on the date of grant. The term of all options granted under the 2003 Stock Option Plan may not exceed ten years.

A summary of stock option activity and weighted-average exercise prices for the periods indicated are as follows:

	Number of Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 29, 2007	295,355	$3.34	$4,167
Exercised	(38,530)	$3.97	$544
Cancelled	—
Outstanding at January 3, 2009	256,825	$3.25	$1,295
Exercised	—
Cancelled	—
Outstanding at January 2, 2010	256,825	$3.25	$1,236

Range of Exercise	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at January 2, 2010	Weighted Average Exercise Price
$3.04 – 4.83	256,825	2.2 years	$3.25	256,825	$3.25

2004 Amended and Restated Equity Incentive Plan.  The 2004 Amended and Restated Incentive Plan (“The 2004 Incentive Plan”) is designed to enable us to attract, retain and motivate our directors, officers, employees and consultants, and to further align their interests with those of the Corporation’s stockholders, by providing for or increasing their ownership interests in our company. The 2004 Incentive Plan provides for the issuance of stock options, stock appreciation rights (“SARs”), restricted stock, deferred stock, dividend equivalents, other stock-based awards and performance awards. Performance awards will be based on the achievement of one or more business or personal criteria or goals, as determined by the compensation committee. During 2009, the 2004 Incentive Plan was amended to state that performance awards may be granted under the plan in a manner that results in their qualifying as performance-based compensation as determined by the compensation committee. The compensation committee shall not grant, in any one calendar year, to any one participant awards to purchase or acquire a number of shares of common stock in excess of 15% of the total number of shares authorized for issuance under the 2004 Incentive Plan.

An aggregate of 1,673,333 shares of our common stock are reserved for issuance under the 2004 Incentive Plan, subject to certain adjustments reflecting changes in the Corporation’s capitalization. Restricted stock is a grant of shares of common stock that may not be sold or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

13. Stock-Based Compensation Plans  – (continued)

compensation committee. A participant granted restricted stock generally has all of the rights of a shareholder, unless the compensation committee determines otherwise. During 2009, the Corporation awarded 119,925 shares of performance based restricted stock to employees. These shares will be granted to employees in the first quarter 2010 following completion of the measurement period. Additionally, 5,000 shares of non-performance based restricted stock was granted to one employee during 2009 that will vest on December 31, 2011. The Corporation also granted 51,800 shares of non-performance based restricted stock to directors that generally vest over three years with one-third vesting on December 31 of each year.

In 2008 and 2007, the Corporation granted 314,150 and 135,000, respectively, of performance based restricted stock to employees. Previously recognized compensation expense related to these awards was $1,019 and $328 for 2008 and 2007, respectively. In 2009, the Corporation determined that the performance based restricted stock targets would not be met for certain 2008 awards, and as such, extended the remaining vesting period to 7 years for the stock compensation expense associated with these awards. During 2009, the Compensation Committee of the Board of Directors made a discretionary decision to vest a portion of the 2007 restricted stock grants as of December 31, 2009, resulting in the remaining unamortized stock compensation expense being recorded in 2009. During 2008, the Compensation Committee of the Board of Directors made a discretionary decision to vest a portion of the 2005 and 2006 restricted stock grants as of December 31, 2008. The Corporation also granted 88,000 and 14,800 shares of non-performance based restricted stock to directors during 2008 and 2007, respectively, that generally vest over three years with one-third vesting on December 31 of each year.

In 2009, 2008 and 2007, the Corporation recorded compensation expense of $2,765, $2,873 and $328, respectively, related to restricted stock grants. The Corporation’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method. As of January 2, 2010, the Corporation had unearned compensation cost of $3,802 which will be expensed through 2015.

A summary of all restricted stock activity for the period indicated below is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 29, 2007	309,600	$16.48
Granted	403,000	13.75
Vested	(86,600)	14.34
Cancelled	(111,600)	14.43
Outstanding at January 3, 2009	514,400	$13.61
Granted	56,800	8.12
Vested	(131,500)	14.28
Cancelled	(42,433)	15.77
Outstanding at January 2, 2010	397,267	$13.18

The total fair value of restricted stock that vested during 2009, 2008 and 2007 was $1,097, $765, and $58, respectively.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

14. Employee Stock Purchase Plans

2004 Employee Stock Purchase Plan.  The 2004 Employee Stock Purchase Plan is designed to provide an incentive for our domestic employees to purchase our common stock and acquire a proprietary interest in the Corporation. Persons who subsequently are employed by us or one of our designated subsidiaries are eligible once they have completed three months of service or are an employee as of an offering date of an exercise period, provided they are expected on a regularly-scheduled basis to work more than 30 hours per week for more than ten months per calendar year.

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

A total of 600,000 shares of the Corporation’s common stock are reserved for issuance over the term of the plan. On June 30, 2009, 11,986 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $8.85 per share. On December 31, 2009, 12,332 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $7.66 per share. On June 30, 2008, 6,821 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $15.41 per share. On December 31, 2008, 14,429 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $7.57 per share. This plan is non-compensatory.

UK Share Incentive Plan 2006.  The UK Share Incentive Plan 2006 is designed to provide an incentive for our employees in the United Kingdom to purchase our common stock and acquire a proprietary interest in the Corporation. Each person who was employed by the Corporation’s designated subsidiaries are eligible if they have completed six months of service and remain permanent employees during the entire qualifying period.

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

15. Related Party Transactions

During the year ended January 3, 2009, the Corporation purchased contract manufacturing services totaling $285 from ADS Precision Limited (ADS), a company controlled by a relative of the former general manager of our Sheffield, UK facility. The Audit Committee’s investigation determined that ADS had participated in certain irregular transactions with the Corporation’s Sheffield, UK operating unit. These irregularities involved the sale and repurchase of inventory in connection with short-term financing to the unit. The Corporation had outstanding payables to ADS of $96 as of January 3, 2009. ADS was not a related party during fiscal 2009.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

16. Segment Reporting

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

Revenues to External Customers:

	Fiscal Year Ended
	2009	2008	2007
United States	$268,164	$302,820	$177,795
United Kingdom	29,146	54,954	54,678
Ireland	37,542	31,943	26,386
Other foreign countries	31,091	33,689	32,063
Total net revenues	$365,943	$423,406	$290,922

Long-Lived Assets:

	Fiscal Year Ended
	2009	2008	2007
United States	$76,660	$83,090	$55,960
United Kingdom	32,366	29,401	42,620
Ireland	1,204	872	408
Other foreign countries	3,139	1,682	1,436
Total long-lived assets	$113,369	$115,045	$100,424

Concentration of Credit Risk:

Financial instruments that potentially subject the Corporation to concentration of credit risk consist principally of accounts receivable. A significant portion of the Corporation’s sales are derived from our top ten customers, all in the orthopedic device market, and, as such, the Corporation is directly affected by the condition of those customers and that industry. However, the credit risk associated with the trade receivables is partially mitigated due to the stability of those customers. The Corporation performs on-going credit evaluations of its customers.

A substantial portion of the Corporation’s net revenues is derived from a limited number of customers. Net revenue from customers of the Corporation which individually account for 10% or more of the Corporation’s net revenue is as follows:

2009 — one customer represented approximately 39% of net revenues.

2008 — two customers represented approximately 33% and 11% of net revenues, respectively.

2007 — two customers represented approximately 18% and 12% of net revenues, respectively.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

16. Segment Reporting  – (continued)

The customers listed above, which are orthopedic implant manufacturers, comprised approximately 32%, 39% and 22% of the accounts receivable balance at January 2, 2010, January 3, 2009, and December 29, 2007, respectively.

Following is a summary of the composition by product category of the Corporation’s net revenues to external customers. Revenues from aerospace products are included in the “other” category.

	Fiscal Year Ended
	2009	2008	2007
Instruments	$166,678	$177,486	$79,064
Implants	108,048	122,560	96,862
Cases	68,534	86,449	77,160
Other	22,683	36,911	37,836
Total net revenues	$365,943	$423,406	$290,922

17. Net Income (Loss) per Share

The following table sets forth the computation of earnings per share.

	Fiscal Year Ended
	2009	2008	2007
Earnings per share – Basic:
Net income (loss)	$21,784	$24,019	$(149)
Less: Undistributed earnings allocated to nonvested stock	(218)	(316)	1
Income available to common shares – Basic	21,566	23,703	(148)
Weighted-average common shares outstanding – Basic	35,308	35,170	35,089
Earnings per share – Basic	$0.61	$0.67	$(0.00)
Earnings per share – Diluted:
Net income (loss)	$21,784	$24,019	$(149)
Less: Undistributed earnings allocated to nonvested stock	(144)	(190)	1
Income available to common shares – Diluted	21,640	23,829	(148)
Weighted-average common shares outstanding – Basic	35,308	35,170	35,089
Effect of dilution	222	187	179
Weighted-average common shares outstanding – Diluted	35,530	35,357	35,268
Earnings per share – Diluted	$0.61	$0.67	$(0.00)

The diluted weighted average share calculations do not include performance based restricted stock awarded July 1, 2009, totaling 119,925 shares, because the measurement period is not complete.

18. Facility Consolidation and Severance Costs

Results of Operations for fiscal 2009 include net pre-tax charges of $2.8 million related primarily to the consolidation of our Whitman, MA and Auburn, ME facilities into other facilities that produce similar products. These costs are comprised of $1.4 million of severance costs and an additional $1.4 million of asset impairment and moving expenses. As of January 2, 2010, severance accruals related to these cost reduction and efficiency actions totaled $0.8 million, and are included in accrued and other liabilities in the consolidated balance sheets. This accrual is expected to be paid during the first quarter of 2010.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

19. Commitments and Contingencies

Operating Leases.  The Corporation has various operating leases, primarily for equipment and vehicles. Total rental expense for these operating leases amounted to $2,538, $2,357 and $1,472 in 2009, 2008 and 2007, respectively. At January 2, 2010, future minimum payments for operating leases with initial terms of one year or more are as follows: $1,910 in Fiscal 2010; $1,214 in Fiscal 2011; $678 in Fiscal 2012; $327 in Fiscal 2013; $248 in Fiscal 2014 and $401 thereafter.

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of plastic, cobalt chrome and titanium through December 2012. Based on contractual pricing at January 2, 2010, the minimum purchase obligations total $30,880 in 2009. Purchases under plastic, titanium and cobalt chrome contracts were approximately $18,034 in fiscal year 2009. These purchases are not in excess of our forecasted requirements. Additionally, as of January 2, 2010, the Corporation has $1,370 of commitments to complete capital projects in progress.

Legal & Environmental Matters.  The Corporation is involved, from time to time, in various contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to its business. Currently, there is no environmental or other litigation pending or, to the knowledge of the Corporation, threatened, that the Corporation expects to have a material adverse effect on its financial condition, results of operations or liquidity. While litigation is subject to uncertainties and the outcome of litigated matters is not predictable with assurance, the Corporation currently believes that the disposition of all pending or, to the knowledge of the Corporation, threatened claims and disputes, individually or in the aggregate, should not have a material adverse effect on the Corporation’s consolidated and combined financial condition, results of operations or liquidity.

Following the discovery of certain accounting irregularities at our Sheffield, UK operating unit, the Audit Committee self-reported the matter to the staff of the Securities and Exchange Commission (SEC) in October 2007. Thereafter, the SEC commenced an informal inquiry into this matter. The Corporation has fully cooperated with the SEC in its investigation. At this time, the Corporation is unable to predict the timing of the ultimate resolution of this investigation or the impact thereof.

20. Quarterly Results of Operations (Unaudited)

The Corporation’s fiscal year end is the 52 or 53 week period ending the Saturday closest to December 31. Fiscal 2009 was a 52 week year. Fiscal 2008 was a 53 week year. The Corporation’s first two interim quarters for 2008 were 13 weeks long ending the Saturday closest to March 31 and June 30 and the third quarter was 14 weeks long, ending Saturday October 4, 2008. The following quarterly results of operations refer to these financial periods (in thousands, except per share data):

	Fiscal Year 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In Thousands Except per Share Data)
Revenue	$101,422	$100,954	$87,164	$76,403	$365,943
Gross profit	24,558	26,771	21,722	13,966	87,017
Net income	6,847	8,975	5,408	554	21,784
Earnings per share:
Basic	$0.19	$0.25	$0.15	$0.02	$0.61
Diluted	$0.19	$0.25	$0.15	$0.02	$0.61

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

20. Quarterly Results of Operations (Unaudited)  – (continued)

	Fiscal Year 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(In Thousands Except per Share Data)
Revenue	$101,862	$109,787	$112,095	$99,662	$423,406
Gross profit	23,946	27,414	25,650	23,348	100,358
Net income	3,967	6,202	2,533	11,317	24,019
Earnings per share:
Basic	$0.11	$0.18	$0.07	$0.32	$0.67
Diluted	$0.11	$0.17	$0.07	$0.32	$0.67

The sum of the quarters may not equal the year to date amounts due to rounding.

21. Comprehensive Income

Comprehensive income is comprised of net income (loss), gains (losses) resulting from currency translations of foreign entities and unrealized losses on our derivative designated as a hedge. Comprehensive income consists of the following:

	Fiscal Year Ended
	2009	2008	2007
Net Income (loss)	$21,784	$24,019	$(149)
Foreign currency translation adjustments	$6,217	(12,408)	3,171
Derivative, net of tax benefit(1)	(231)	—	—
Comprehensive income	27,770	$11,611	$3,022

(1)	Derivative losses are reported net of income tax benefits of $154 for the year ended January 2, 2010.

On October 5, 2008, management designated $37,200 of intercompany loans to its Sheffield, UK subsidiary as a permanent investment. Accordingly, beginning October 5, 2008, gains and losses associated with this permanent investment were charged to accumulated other comprehensive income (loss) on the consolidated balance sheets. As of January 2, 2010 and January 3 2009, accumulated gains of $3.6 million and losses of $7.9 million, respectively, have been recorded related to these permanent investments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Symmetry Medical Inc.:

We have audited the accompanying consolidated balance sheets of Symmetry Medical Inc. as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended January 2, 2010. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symmetry Medical Inc. at January 2, 2010 and January 3, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Symmetry Medical Inc.’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010, expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ Ernst & Young, LLP

Indianapolis, Indiana
March 5, 2010

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Symmetry Medical Inc. (the Corporation) is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of January 2, 2010, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that internal control over financial reporting is effective as of January 2, 2010.

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

/s/ Brian S. Moore Brian S. Moore Chief Executive Officer

/s/ Fred L. Hite Fred L. Hite Chief Financial Officer

March 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
Symmetry Medical Inc.

We have audited Symmetry Medical Inc.’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Symmetry Medical Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Symmetry Medical Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symmetry Medical Inc. as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended January 2, 2010 of Symmetry Medical Inc. and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst and Young, LLP

Indianapolis, Indiana
March 5, 2010

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Corporation’s management evaluated, with the participation of the Corporation’s Chief Executive Officer and Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls.  There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.  The report of management required under this Item 9A can be found on page 71 of this Form 10-K under the heading “Management’s Report on Internal Control over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm.  The attestation report required under this Item 9A can be found on page 70 of this Form 10-K under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be furnished pursuant to Item 10 with respect to directors and corporate governance is incorporated herein by reference from the sections entitled “Governance of the Corporation” and “Information on Directors and Executive Officers” in our Proxy Statement for the 2010 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation

The information required to be furnished pursuant to Item 11 is incorporated herein by reference from the sections entitled “Executive Compensation” and “Compensation Discussion and Analysis” in our Proxy Statement for the 2010 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to Item 12 is incorporated herein by reference from the sections entitled “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” in our Proxy Statement for the 2010 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be furnished pursuant to Item 13 is incorporated herein by reference from the sections entitled “Governance of the Corporation” and “Related Party Transactions” in our Proxy Statement for the 2010 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

The information required to be furnished pursuant to Item 14 is incorporated herein by reference from the section entitled “Audit and Non-Audit Fees” in our Proxy Statement for the 2010 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)  See Part III, Item 8 for an index of the Corporation’s consolidated financial statements.

(b)  Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Symmetry Medical Inc. (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to our Registration Statement, on Form S-1/A, filed July 22, 2004).
3.2	Amended and Restated Bylaws of Symmetry Medical Inc., as amended through March 24, 2005 (incorporated by reference to Exhibit 3.2 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to our Registration Statement, on Form S-1/A, filed July 22, 2004).
10.8†	Symmetry Medical Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-1, filed May 28, 2004).
10.9†	Form of Nonqualified Stock Option Agreement issued under 2002 Stock Option Plan (incorporated by reference to Exhibit 10.11 of our Registration Statement on Form S-1, filed May 28, 2004).
10.10†	Symmetry Medical Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1, filed May 28, 2004).
10.11†	Form of Nonqualified Stock Option Agreement issued under 2003 Stock Option Plan (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-1, filed May 28, 2004).
10.12†	Symmetry Medical Inc. Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
10.13†	Symmetry Medical Inc. Amended and Restated 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
10.14†	Amendment to Symmetry Medical Inc. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
10.15†	Employment Agreement, dated as of June 11, 2003, by and between Symmetry Medical Inc. and Brian S. Moore (incorporated by reference to Exhibit 10.16 of our Registration Statement on Form S-1, filed May 28, 2004).
10.16†	Employment Agreement, dated as of January 6, 2004, by and between Symmetry Medical Inc. and Fred L. Hite (incorporated by reference to Exhibit 10.17 of Amendment No. 4 to our Registration Statement, on Form S-1/A, filed July 30, 2004).
10.18†	Form of Restricted Stock Agreement issued under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 4, 2005).
10.19†	Form of Restricted Stock Agreement issued under the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1(a) to our Form 8-K filed February 15, 2006).
10.20†	Form of Restricted Stock Agreement issued under the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1(b) to our Form 8-K filed February 15, 2006).
10.23	Amended and Restated Credit Agreement, dated June 13, 2006, among Symmetry Medical Inc. as borrower, Wachovia Bank, National Association as Administrative Agent, the lenders identified on the signature pages thereto, General Electric Capital Corporation as Syndication Agent and CIT Lending Services Corporation and Charter One Bank, N.A. as Documentation Agents (incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 14, 2006).
10.27†	Form of Restricted Stock Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 15, 2007).

10.30†	Form of Restricted Stock Agreement (Key Employees) issued under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 8, 2007).
10.31	Forbearance Agreement, executed October 10, 2007, among Symmetry Medical Inc. as borrower, Wachovia Bank, National Association as Administrative Agent, the lenders identified on the signature pages thereto, General Electric Capital Corporation as Syndication Agent and RBS Citizens, N.A. as Documentation Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 11, 2007).
10.35†	Employment Agreement, executed October 17, 2007, by and between Symmetry Medical Thornton Precision Components Limited and John Hynes (incorporated by reference to Exhibit 10.4 to our Form 8-K filed November 8, 2007).
10.36	Waiver, Amendment and Term A-2 Loan Incremental Term Loan Amendment to Amended and Restated Credit Agreement, executed December 14, 2007, among Symmetry Medical Inc., as Borrower and Wachovia Bank, National Association, as Administrative Agent and Term A-2 Loan Lender (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 17, 2007).
10.37	Asset Purchase Agreement, dated December 14, 2007, between Symmetry Medical New Bedford, LLC, Symmetry New Bedford Real Estate, LLC, and DePuy Orthopaedics, Inc. (incorporated by reference to Exhibit 10.2 to our Form 8-K filed December 17, 2007).
10.38	Second Amendment and Waiver to Amended and Restated Credit Agreement, executed March 27, 2008, among Symmetry Medical Inc., as Borrower and Wachovia Bank, National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 2, 2008).
10.39	Third Amendment and Waiver to Amended and Restated Credit Agreement, executed April 22, 2008, among Symmetry Medical Inc., as Borrower and Wachovia Bank. National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 23, 2008).
10.40†	Form of Restricted Stock Agreement (Key Employees) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 30, 2008).
10.41†	Form of Restricted Stock Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 30, 2008).
10.42†	Form of Restricted Stock Agreement (Key Employees) issued under Amendment No. 1 to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.42 to our Form 10-Q filed August 7, 2009).
10.44†	Symmetry Medical Inc. Amendment No. 1 to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to our Form DEF 14A filed May 1, 2009.)
21.1	List of Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.*
23.2	Consent of Independent Registered Public Accounting Firm, BKD, LLP.*
24.1	Power of Attorney.*
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audited Financial Statements of Symmetry Medical Inc. 2004 Employee Stock Purchase Plan for Years Ended December 31, 2009 and 2008.*

†	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit.
*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRY MEDICAL INC.
March 5, 2010	By: /s/ Brian S. Moore Brian S. Moore Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ Brian S. Moore Brian S. Moore	Chief Executive Officer, President and Director (Principal Executive Officer)	March 5, 2010
/s/ Fred L. Hite Fred L. Hite	Senior Vice President, Chief Financial Officer and Secretary	March 5, 2010
/s/ Ronda L. Harris Ronda L. Harris	Chief Accounting Officer	March 5, 2010
* Craig B. Reynolds	Director	March 5, 2010
* Francis T. Nusspickel	Director	March 5, 2010
* James S. Burns	Director	March 5, 2010
* John S. Krelle	Director	March 5, 2010
* Thomas E. Chorman	Director	March 5, 2010
* Robert G. Deuster	Director	March 5, 2010
*By: /s/ Fred L. Hite Fred L. Hite Attorney-in-fact Pursuant to Power of Attorney (Exhibit 24.1 hereto)