Form 10-Q
period 2010-04-03
Symmetry Medical Inc.
filed 2010-05-11
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

The number of shares outstanding of the registrant’s common stock as of May 7, 2010 was 35,953,575 shares.

Cautionary Note Regarding Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q or in other reports or registration statements filed from time to time with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in documents we incorporate by reference or in press releases or oral statements made by our officers or representative, we may make statements that express our opinions, expectations or projections regarding future events or future results, in contrast with statements that reflect historical facts. These predictive statements, which we generally precede or accompany by such typical conditional words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project,” “potential,” or “expect,” or by the words “may,” “will,” “could,” or “should,” and similar expressions or terminology are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995. That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated.

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

We also refer you to and believe that you should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” portions of our Annual Report for fiscal 2009 on Form 10-K, as well as in other reports which we file with the Securities and Exchange Commission, to better understand the risks and uncertainties that are inherent in our business and in owning our securities. These reports are available publicly on the SEC website, www.sec.gov, and on our website, www.symmetrymedical.com.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 3,	January 2,
	2010	2010
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$10,460	$14,219
Accounts receivable, net	46,139	38,221
Inventories	60,825	62,301
Refundable income taxes	2,282	3,048
Deferred income taxes	5,581	5,816
Other current assets	4,644	3,648

Total current assets	129,931	127,253
Property and equipment, net	109,997	113,369
Goodwill	153,191	153,813
Intangible assets, net of accumulated amortization	41,708	42,729
Other assets	1,160	1,181

Total Assets	$435,987	$438,345

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$22,711	$19,494
Accrued wages and benefits	8,749	7,607
Other accrued expenses	4,354	5,113
Accrued income taxes	24	257
Deferred income taxes	76	78
Revolving line of credit	1,216	3,320
Current portion of capital lease obligations	485	529
Current portion of long-term debt	21,770	20,400

Total current liabilities	59,385	56,798
Accrued income taxes	6,419	6,362
Deferred income taxes	17,063	17,646
Derivative valuation liability	2,831	2,982
Capital lease obligations, less current portion	2,758	2,887
Long-term debt, less current portion	67,470	69,200

Total Liabilities	155,926	155,875

Shareholders' Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued April 3, 2010—35,954; January 2, 2010—35,840	4	4
Additional paid-in capital	278,475	278,176
Retained earnings	1,908	277
Accumulated other comprehensive income (loss)	(326)	4,013

Total Shareholders' Equity	280,061	282,470

Total Liabilities and Shareholders' Equity	$435,987	$438,345

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data; Unaudited)

	Three Months Ended
	April 3,	April 4,
	2010	2009

Revenue	$84,494	$101,422
Cost of Revenue	67,458	76,864
Gross Profit	17,036	24,558
Selling, general and administrative expenses	12,604	13,245
Facility closure and severance costs	520	108
Operating Income	3,912	11,205

Other (income)/expense:
Interest expense	1,563	1,820
Derivatives valuation (gain)/loss	(308)	(394)
Other	181	(296)
Income before income taxes	2,476	10,075
Income tax expense	845	3,228
Net income	$1,631	$6,847

Net income per share:
Basic	$0.05	$0.19
Diluted	$0.05	$0.19

Weighted average common shares and equivalent shares outstanding:
Basic	35,442	35,286
Diluted	35,729	35,381

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands; Unaudited)

	Three Months Ended
	April 3,	April 4,
	2010	2009

Operating activities
Net income	$1,631	$6,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,453	4,642
Amortization	733	727
Net (gain) loss on sale of assets	(42)	38
Deferred income tax provision	(265)	422
Stock-based compensation	299	739
Derivative valuation gain	(308)	(394)
Foreign currency transaction (gain) loss	338	(24)
Accounts receivable	(8,774)	375
Other assets	(1,100)	(921)
Inventories	745	(7,724)
Current income taxes	541	6,811
Accounts payable	3,993	3,138
Accrued expenses and other	434	(5,189)

Net cash provided by operating activities	2,678	9,487

Investing activities
Purchases of property and equipment	(3,610)	(4,786)
Proceeds from the sale of property and equipment	595	2

Net cash used in investing activities	(3,015)	(4,784)

Financing activities
Proceeds from bank revolver	7,398	29,935
Payments on bank revolver	(7,561)	(21,235)
Issuance of long-term debt	2,711	-
Payments on long-term debt and capital lease obligations	(5,240)	(4,582)

Net cash provided by (used in) financing activities	(2,692)	4,118
Effect of exchange rate changes on cash	(730)	(55)

Net increase (decrease) in cash and cash equivalents	(3,759)	8,766
Cash and cash equivalents at beginning of period	14,219	10,191

Cash and cash equivalents at end of period	$10,460	$18,957

Supplemental disclosures:
Cash paid for interest	$1,365	$2,396

Cash paid (received) for income taxes	$573	$(4,209)

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data; Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Symmetry Medical Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), Symmetry Medical USA Inc., Jet Engineering, Inc., Ultrexx, Inc., Riley Medical, Inc., Symmetry Medical Switzerland SA (formerly known as Riley Medical Europe, SA), Symmetry Medical Everest LLC, Everest Metal International Limited, Symmetry Medical Cheltenham Limited, Symmetry Medical PolyVac, SAS, Thornton Precision Components Limited (“Thornton”), Symmetry Medical Malaysia SDN, Clamonta Limited, Specialty Surgical Instrumentation Inc. and Symmetry Medical New Bedford Inc.  The Corporation is a global supplier of integrated products consisting primarily of surgical implants, instruments and cases to orthopedic and other medical device companies.

The condensed consolidated financial statements of the Corporation have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments of a normal recurring nature considered necessary to present fairly the consolidated financial position of the Corporation, its results of operations and cash flows. The Corporation’s results are subject to seasonal fluctuations. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements included herein should be read in conjunction with the fiscal year 2009 consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for fiscal year 2009.

The Corporation’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2010 is a 52 week year ending January 1,  2011.  The Corporation’s interim quarters for 2010 are 13 weeks long and quarter-end dates have been set as April 3, 2010, July 3, 2010 and October 2, 2010. Fiscal year 2009 was a 52 week year (ending January2, 2010). The Corporation’s interim quarters for 2009 were 13 weeks long, ending April 4, 2009, July 4, 2009 and October 3, 2009. References in these condensed consolidated financial statements to the three months ended refer to these financial periods, respectively.  The Corporation has evaluated subsequent events up through the time of filing with the SEC for the quarter ended April 3, 2010.

2. Inventories

Inventories consist of the following:

	April 3,	January 2,
	2010	2010
	(unaudited)
Raw material and supplies	$13,927	$15,099
Work-in-process	27,308	27,120
Finished goods	19,590	20,082

	$60,825	$62,301

3. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	April 3,	January 2,
	2010	2010
	(unaudited)
Land	$6,651	$6,965
Buildings and improvements (20 to 40 years)	40,998	42,252
Machinery and equipment (5 to 15 years)	137,189	138,182
Office equipment (3 to 5 years)	13,362	13,194
Construction-in-progress	5,851	3,750

	204,051	204,343
Less accumulated depreciation	(94,054)	(90,974)

	$109,997	$113,369

4. Intangible Assets

Intangible assets were acquired in connection with our business acquisitions. As of April 3, 2010, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Acquired technology and patents	10 years	$2,316	$(1,071)	$1,245
Acquired customers	18 years	42,455	(9,765)	32,690
Non-compete agreements	5 years	691	(450)	241
Intangible assets subject to amortization	17 years	45,462	(11,286)	34,176

Proprietary processes	Indefinite			3,498
Trademarks	Indefinite			4,034
Indefinite-lived intangible assets, other than goodwill				7,532

Total				$41,708

As of January 2, 2010, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Acquired technology and patents	10 years	$2,343	$(1,020)	$1,323
Acquired customers	18 years	42,613	(9,166)	33,447
Non-compete agreements	5 years	691	(420)	271
Intangible assets subject to amortization	17 years	45,647	(10,606)	35,041

Proprietary processes	Indefinite			3,586
Trademarks	Indefinite			4,102
Indefinite-lived intangible assets, other than goodwill				7,688

Total				$42,729

5. Debt Arrangements

In March 2010, our Sheffield, UK unit obtained a new £3,000 facility, comprised of a 24-month asset-based term note and short-term revolver facility.  The term note matures in March 2012 with monthly payments plus interest at 2.75% per year.  The short-term revolver is due on demand and accrues interest at 3.50% per year.  As of April 3, 2010, $2,740 was outstanding on the term loan and there were no borrowings on the short-term revolver.  The term note and revolver are secured by certain assets of our Sheffield, UK unit, which had a net book value of approximately $6,600 as of April 3, 2010.

6. New Accounting Pronouncements

Disclosures about Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Corporation adopted the provisions of the standard on January 3, 2010, which did not have an impact on the Corporation’s financial position, results of operations or cash flows.

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

7. Segment Reporting (Continued)

The Corporation is a multi-national Corporation with operations in the United States, United Kingdom, France, Ireland and Malaysia. As a result, the Corporation's financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. Revenues are attributed to geographic locations based on the location to which we ship our products.

Revenue to External Customers:

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(unaudited)
United States	$60,710	$76,893
United Kingdom	7,179	7,974
Ireland	8,095	9,502
Other foreign countries	8,510	7,053

Total net revenues	$84,494	$101,422

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. Revenue from customers of the Corporation which individually account for 10% or more of the Corporation’s revenue is as follows:

Three months ended April 3, 2010— Two customers represented approximately 34.2% and 10.6% of revenue, respectively.

Three months ended April 4, 2009— One customer represented approximately 41.9% of revenue.

Revenue by Product Category:

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenues from aerospace products are included in the “other” category.

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(unaudited)
Instruments	$33,420	$46,505
Implants	28,212	29,083
Cases	17,023	18,499
Other	5,839	7,335

Total net revenues	$84,494	$101,422

8. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(unaudited)
Earnings per share - Basic:
Net income	$1,631	$6,847
Less: Undistributed earnings allocated to nonvested stock	(15)	(99)
Income available to common shares - Basic	1,616	6,748

Weighted-average common shares outstanding - Basic	35,442	35,286

Earnings per share - Basic	$0.05	$0.19

Earnings per share - Diluted:
Net income	$1,631	$6,847
Less: Undistributed earnings allocated to nonvested stock	(2)	(81)
Income available to common shares - Diluted	1,629	6,766

Weighted-average common shares outstanding - Basic	35,442	35,286
Effect of dilution	287	95
Weighted-average common shares outstanding - Diluted	35,729	35,381

Earnings per share - Diluted	$0.05	$0.19

The diluted weighted average share calculations do not include performance based restricted stock awarded March 24, 2010, totaling 324,550 shares because the measurement period is not complete.

9. Commitments and Contingencies

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

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of plastic, cobalt chrome and titanium through December 2012.  Based on contractual pricing at April 3, 2010, the minimum purchase obligations total $26,144.  Purchases under plastic, cobalt chrome and titanium contracts total approximately $5,454 for the period ended April 3, 2010.  These purchases are not in excess of our forecasted requirements.

10. Comprehensive Income

Comprehensive income is comprised of net income, gains (losses) resulting from currency translations of foreign entities and unrealized losses on our derivative designated as a hedge under ASC 815, Hedging (formerly SFAS 133). Comprehensive income consists of the following:

	Three Months Ended
	April 3,	April 4,
	2010	2009
	(unaudited)

Net Income	$1,631	$6,847
Foreign currency translation adjustments	(4,247)	(460)
Derivative, net of tax benefit (1)	(92)	(43)

Comprehensive income	$(2,708)	$6,344

(1)	Derivative losses are reported net of income tax benefits of $61 for the three month period ended April 3, 2010.

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

To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income / (loss), a component of shareholders’ equity in the condensed consolidated balance sheets, until the underlying transaction hedged is recognized in the unaudited condensed consolidated statements of operations. The Company accounts for certain derivatives hedging the payment of interest as cash flow hedges and the impact of the hedge is reclassified to interest expense in the unaudited condensed consolidated statements of operations upon payment of interest.

The Corporation’s profitability and cash flows are affected by changes in interest rates, specifically the LIBOR rate.  The primary purpose of the Corporation’s interest rate risk management activities is to hedge its exposure to changes in interest rates.  In 2009, the Corporation entered into a forward swap contract to manage interest rate risk related to a portion of its current variable rate senior secured term loan. The Corporation has hedged the future interest payments related to $64,100 of the total outstanding term loan indebtedness due in 2011 pursuant to this forward swap contract.  This swap contract, which had a fair value of ($541) at April 3, 2010, is designated as a cash flow hedge of the future payment of variable rate interest with three-month LIBOR fixed at 1.34% per annum in 2009, 2010 and 2011.

In 2006, the Corporation entered into a forward swap contract to manage interest rate risk related to $40,000 of its then existing variable rate senior secured first lien term loan to a fixed payment obligation of 5.45% per annum for the period commencing July 3, 2006 and ending on June 10, 2011. This swap contract, which had a fair value of ($2,290) at April 3, 2010, was not designated as a cash flow hedge of the future variable rate payment of interest.  The entire change in the fair value of this interest rate swap is recorded to derivative valuation (gain) / loss in the unaudited condensed consolidated statements of operations. For the three months ended April 3, 2010 and April 4, 2009, the Corporation recorded gains of $308 and $394, respectively.

12. Fair Value of Financial Instruments

As of April 3, 2010 and January 2, 2010, the Corporation held certain assets that are required to be measured at fair value on a recurring basis. These included the Corporation’s interest rate derivative instruments.  The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these swap contracts as Level 2 in accordance with the FASB Statement on fair value measurement.

12. Fair Value of Financial Instruments (Continued)

The following table summarizes certain fair value information at April 3, 2010 and January 2, 2010 for assets and liabilities measured at fair value on a recurring basis.

	April 3, 2010				January 2, 2010
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$-	$(2,831)	$-	$(2,831)	$-	$(2,982)	$-	$(2,982)
	$-	$(2,831)	$-	$(2,831)	$-	$(2,982)	$-	$(2,982)

Additionally, financial instruments also consist of cash and cash equivalents, accounts receivable, and long-term debt.  The carrying value of these financial instruments approximates fair value.

13.    Facility Consolidation and Severance Costs

Results of Operations include net pre-tax charges of $520 and $108 for the three months ended April 3, 2010 and April 4, 2009, respectively, associated with employee cost reduction and efficiency actions and the consolidation of our Auburn, ME facilities into other facilities that produce similar products.  For the period ended April 3, 2010, these costs are comprised of $333 of severance costs and an additional $187 of moving expenses compared to $108 of severance costs for the period ended April 4, 2009.  As of April 3, 2010 and January 2, 2010, severance accruals related to these cost reduction and efficiency actions totaled $432 and $836, respectively, and are included in accrued and other liabilities in the consolidated balance sheets.  The reduction in the accrual from January 2, 2010 represents payments made during the first quarter of 2010 of $737, offset by additional severance costs incurred of $333.  These costs are expected to be paid during 2010.

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

During the first quarter 2010, our revenue decreased $16.9 million, or 16.7%, compared to the first quarter 2009.  This reduction was primarily driven by reduced customer demand in the instrument product line, offset by favorable foreign currency exchange rate impact of $1.8 million for all products.  We continue to experience challenging business conditions due the overall economic environment which resulted in reduced revenue of 25.8% during the first quarter from our combined five largest OEM customers as they continue to work down inventory levels and the timing of their various product launches.  However, we did experience higher overall customer revenue in the first quarter 2010 as compared to the fourth quarter 2009 and we believe we will continue to see sequential increases in revenue throughout 2010.

We continue to be optimistic about the future as the larger OEMs are increasingly focused on improving their supply chains.  This will result in fewer suppliers who in turn will be expected to provide a wider range of services coupled with high quality and reduced overall costs.  We believe that we are well positioned to benefit from increased OEM outsourcing and consolidation of suppliers.

Recently we have been engaged in more active and positive discussions with our customers to provide enhanced services. While these changes do not happen overnight, we continue to believe that we are in a favorable position to emerge as a supplier of choice for our major customers. In the first quarter of 2010, we were awarded a large multi-year agreement for sterile packaging of disposable medical products. Sterile packaging is a new product offering for us which will continue to expand in the near future. We believe our global capacity and competitive strengths will benefit us when the order volume and large project launches return, particularly within the dynamic and aging US population.

Over the past four years, we have completed several acquisitions which expanded our customer base and enabled us to assemble and offer a comprehensive line of implants, surgical instruments and cases for orthopedic device manufacturers and other medical markets on a global basis, as well as specialized parts into the aerospace industry.

Our focus remains on being a leader in our core orthopedic business, while capitalizing on our leadership to extend our Total Solutions® approach into other medical markets.  We continue to see a favorable customer response to our offerings as more and more of our customers are impacted by increased quality and regulatory requirements.  Many of our customers are reducing their number of suppliers and consolidating purchases with larger strategic providers. We are increasingly able to use the leverage of our global resources while providing a local presence across the global marketplace.  This allows us to be close to our customers, provide quicker response times, and increase our value added services.

During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act, as well as the Health Care and Education Reconciliation Act of 2010, which represent a significant change to the current U.S. healthcare system.  A detailed discussion of these risks and other factors is provided in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2010, and elsewhere in this report.

First Quarter Results of Operations

Revenue.   Revenue for the three month period ended April 3, 2010 decreased $16.9 million, or 16.7%, to $84.5 million from $101.4 million for the comparable 2009 period.  Revenue for each of our principal product categories in these periods was as follows:

Product Category	Three Months Ended
	April 3,	April 4,
	2010	2009
	(unaudited)
Instruments	$33.4	$46.5
Implants	28.2	29.1
Cases	17.0	18.5
Other	5.9	7.3

Total	$84.5	$101.4

The $16.9 million decrease in revenue was primarily driven by lower instrument revenue as our largest OEM customers reduced spending on their launch quantities compared to strong demand in the first quarter of 2009.  Across all product lines we also experienced reduced demand as a result of continued challenging business conditions due to the overall economic environment, which has resulted in reduced overall revenue of 25.8% for our five largest OEM customers as they work down inventory levels and adjust the timing of their various product launches.  The reduction in revenue from our five largest OEM customers was partially offset by favorable foreign currency exchange rate fluctuations of $1.8 million.

Instrument revenue decreased $13.1 million. This decrease was driven primarily by lower demand from our major OEM customers due to the timing of their various product launch activity and their reduction in inventory levels.  Foreign currency exchange rate fluctuations slightly offset the decrease in instrument revenues with a favorable impact of $0.1 million.

Implant revenue decreased $0.9 million primarily driven by our major OEM customers working down inventory levels, but was partially offset by favorable foreign currency exchange rate fluctuations of $0.9 million.

Case revenue decreased $1.5 million due to lower demand from our major OEM customers associated with product launch activity timing and reductions in their inventory levels as well as lower customer demand from our non-orthopedic medical customers as they continue to react to the current economic environment.  Case revenue was positively impacted by $0.4 million of favorable foreign currency exchange rate fluctuation.

Other product revenue decreased $1.4 million driven primarily by a reduction of customer demand due to our largest customer in the aerospace industry reacting to deteriorating market conditions in that sector.  Related foreign currency exchange rate fluctuations were favorable by $0.4 million.

Gross Profit.  Gross profit for the three month period ended April 3, 2010 decreased $7.5 million, or 30.6%, to $17.0 million from $24.6 million for the comparable 2009 period primarily due to the decline in revenue of 16.7%.  Additionally, there was a decreased number of large volume projects from our top customers, which resulted in increased overhead costs as a percentage of revenue as well as unfavorable product mix.  Gross margin as a percentage of revenue for the first quarter 2010 was 20.2% compared to 24.2% in the same period last year.  Although consolidated gross profit as a percentage of revenue for the first quarter 2010 was down compared to the same period last year, we recognized improved operational performance at our Sheffield, UK operating unit, as indicated by a 14.5% increase in its gross margin due to the favorable impacts of our headcount reduction initiatives and improved manufacturing processes.

Selling, General and Administrative Expenses.  For the three month period ended April 3, 2010, selling, general and administrative expenses (“SG&A”) were $12.6 million compared with the three month period ended April 4, 2009 of $13.2 million. The improvement reflects a decrease in employee compensation costs, including headcount reductions, taken in response to offset the lower revenue levels and our continued cost control efforts.  Additionally, performance based compensation and non-cash restricted stock compensation expense decreased $0.4 million compared to the same three month period of 2009.

Facility Consolidation and Severance Costs.  Results of Operations include net pre-tax charges of $0.5 million and $0.1 million for the three months ended April 3, 2010 and April 4, 2009, respectively, associated with employee cost reduction and efficiency actions and the consolidation of our Auburn, ME facilities into other facilities that produce similar products.  For the period ended April 3, 2010, these costs are comprised of $0.3 million of severance costs and an additional $0.2 million of moving expenses compared to $0.1 million of severance costs for the period ended April 4, 2009.  Costs charged to operations in the first three months of 2010 associated with severance of $0.3 million are included in accrued and other liabilities in the consolidated balance sheet as of April 3, 2010, as well as $0.1 million of costs incurred during fiscal 2009 that have not yet been paid.  These costs are all expected to be paid during 2010.

Other (Income) Expense.    Interest expense for the three month period ended April 3, 2010 decreased $0.2 million, or 14.1%, to $1.6 million from $1.8 million for the comparable period in 2009. This decrease reflects the general decline in the interest rate market in the first quarter 2010 as compared to 2009.  Additionally, aggregate outstanding indebtedness has decreased $41.9 million, or 30.9% as compared to April 4, 2009.  The net derivatives gain in first quarter 2010 consists of a gain on interest rate swap valuation of $0.3 million related to our interest rate swap that has not been designated as a hedge as compared to a gain of $0.4 million for the comparable period in 2009. The interest rate swaps are used to convert our variable rate long-term debt to fixed rates. Other expense for the three month period ended April 3, 2010 increased $0.5 million from the comparable period in 2009, from a gain of $0.3 million to a loss of $0.2 million, due to unfavorable foreign exchange rate fluctuations on transactions denominated in foreign currencies.

Provision for Income Taxes. Our effective tax rate was 34.1% for the three month period ended April 3, 2010 as compared to 32.0% for the three month period ended April 4, 2009. Provision for income taxes decreased by $2.4 million, or 73.8%, to $0.8 million for the three month period ended April 3, 2010 from $3.2 million for the comparable 2009 period primarily due to lower levels of pre-tax income.   Our effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the favorable impact of foreign income taxes as we benefited from an increase in income earned in foreign jurisdictions in 2010 where the statutory tax rate is lower than the Federal statutory rate.

Liquidity and Capital Resources

Current Market Conditions

We continue to experience challenging business conditions due to the overall economic environment that has resulted in reduced demand from our major OEM customers.  Our revenue is impacted by our major OEM customers working down inventory levels and the timing of their various product launch activity.

Current global economic conditions have resulted in increased volatility in the financial markets. During fiscal 2009 and the first quarter of fiscal 2010, we actively monitored the financial health of our supplier base, tightened requirements for customer credit, and increased spending controls across the company. We will continue to monitor and manage these activities based on current and expected market developments.

Liquidity

Our principal sources of liquidity in the three month period ended April 3, 2010 were cash generated from operations and borrowings under our senior revolving credit facility.  Principal uses of cash in the three month period ended April 3, 2010 included capital expenditures and debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions.

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

Operating Activities.   Operating activities generated cash of $2.7 million in the three month period ended April 3, 2010 compared to $9.5 million for the three month period ended April 4, 2009, a decrease of $6.8 million.  The decrease in cash from operations is primarily a result of a reduction in net income due to lower revenue.  Net cash used by working capital for the three month period ended April 3, 2010 was $0.7 million higher than the comparable 2009 period.

Investing Activities.  Capital expenditures of $3.6 million were $1.2 million lower in the three month period ended April 3, 2010 compared to the three month period ended April 4, 2009.

Financing Activities.   Financing activities used $2.7 million of cash in the three month period ended April 3, 2010 compared to cash generated of $4.1 million in the three month period ended April 4, 2009, due primarily to payments on long-term debt, capital leases and our revolving line of credit, partially offset by cash received from a new asset-based 24 month term note of $2.7 million at our Sheffield, UK facility.

Capital Expenditures

Capital expenditures totaled $3.6 million for the three months ended April 3, 2010, compared to $4.8 million for the three month period ended April 4, 2009. Expenditures were primarily for increased automation as well as to replace existing equipment. We expect to continue expansion and capability enhancement efforts in our Malaysia and Ireland facilities during 2010.

Debt and Credit Facilities

As of April 3, 2010, we had an aggregate of $93.7 million of outstanding indebtedness, which consisted of $84.5 million of term loan borrowings outstanding under our Senior Credit Agreement, $2.0 million of borrowings outstanding under our revolving credit facility, $2.7 million of borrowings under our new UK asset-based 24-month term note, $1.2 million of borrowings under our Malaysia short-term credit facility, and $3.3 million of capital lease obligations. We had two outstanding letters of credit as of April 3, 2010 in the amounts of $3.5 million and $0.2 million.

In March, 2010, our Sheffield, UK unit obtained a new £3.0 million facility, comprised of a 24-month asset-based term note and short-term revolver facility. The term note matures in March 2012 with monthly payments plus interest at 2.75% per year.  The short-term revolver is due on demand and accrues interest at 3.50% per year.  As of April 3, 2010, $2,740 was outstanding on the term loan and there were no borrowings on the short-term revolver.  The term note and revolver are secured by certain assets of our Sheffield, UK unit, which had a net book value of approximately $6,600 as of April 3, 2010.

Our Senior Credit Agreement contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio, minimum EBITDA to interest ratio and a minimum EBITDA to fixed charges ratio. We were in compliance with these covenants under the senior credit facility as of April 3, 2010.

We believe that cash flow from operating activities and borrowings under our Senior Credit Agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next 12 months. The Corporation’s Senior Credit Agreement, including the revolving credit facility, which has a balance of $86.5 million at April 3, 2010, matures in June 2011.  We have begun to explore refinancing alternatives to pay off the remaining balance and to establish adequate funds for future expansion.  At this time, we believe that we will have multiple financing options and we anticipate completing a refinancing in the second half of 2010.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of April 3, 2010.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(In Millions)
Long-term debt obligations (1)	$89.2	$21.8	$67.4	$-	$-
Capital lease obligations	5.7	0.8	2.7	1.6	0.6
Operating lease obligations	4.3	1.4	2.2	0.5	0.2
Purchase obligations (2)	26.1	13.5	12.6	-	-

Total	$125.3	$37.5	$84.9	$2.1	$0.8

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

(2)
For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities, fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within a short time. We enter into blank orders with vendors that have preferred pricing terms; however, these orders are normally cancelable by us without penalty. Amounts predominantly represent purchase agreements to buy minimum quantities of plastic, cobalt chrome and titanium through December 2012.

This table does not include liabilities for unrecognized tax benefits of $6.2 million as reasonable estimates could not be made regarding the timing of future cash outflows associated with those liabilities.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the senior credit facility. We had two letters of credit outstanding as of April 3, 2010 in the amounts of $3.5 million and $0.2 million.

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

We incurred minimal capital expenditures for environmental, health and safety in the three month period ended April 3, 2010 compared to $0.2 million for the comparable 2009 period.

In connection with past acquisitions, we completed Phase I environmental assessments and did not identify any significant issues that we believe need to be remediated.  We cannot be certain that environmental issues will not be discovered or arise in the future related to these acquisitions.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended January 2, 2010, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the three months ended April 3, 2010.

New Accounting Pronouncements

Disclosures about Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Corporation adopted the provisions of the standard on January 3, 2010, which did not have an impact on the Corporation’s financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. Our exposure to these risks, at the end of the first quarter covered by this report, has not changed materially since January 2, 2010.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 3, 2010.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, which could materially affect our business, financial condition or future results.  Except as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K.   The risk factor under “RISKS RELATED TO OUR INDUSTRY” entitled “Recent discussion of US Healthcare reform may impact our medical device customers or business directly.” is replaced in its entirety by the following:

The impact of the recently enacted federal healthcare reform legislation on our business remains uncertain.

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872).  Among other initiatives, these bills impose a 2.3% excise tax on domestic sales of medical devices following December 31, 2012, which is estimated to contribute approximately $27 billion to healthcare reform. Various healthcare reform proposals have also emerged at the state level. The excise tax may impact results of operations following December 31, 2012, however we cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what the ultimate effect of federal health care reform or any future legislation or regulation will have on us.

Many of the details of the new law will be included in new and revised regulations, which have not yet been promulgated, and require additional guidance and specificity to be provided by the Department of Health and Human Services, Department of Labor and Department of the Treasury. Accordingly, while it is too early to understand and predict the ultimate impact of the new legislation on our business, the legislation could have a material adverse effect on our business, cash flows, financial condition and results of operations.

ITEM 5. DEPARTURE OF OFFICERS

On May 9, 2010, the Corporation finalized discussions regarding John Hynes’ separation from the Corporation. The Corporation intends to adhere to the terms of his employment agreement, which was entered into on October 17, 2007 and filed on Form 8-K on November 8, 2007.

ITEM 6. EXHIBITS

10.45+	Amended employment agreement, dated May 4, 2010, by and between Symmetry Medical Inc. and Brian S. Moore*

10.46+	Severance Agreement, dated May 4, 2010, by and between Symmetry Medical Inc. and Fred Hite*

10.47+	Severance Agreement, dated May 4, 2010, by and between Symmetry Medical Inc. and D. Darin Martin and Michael Curtis*

10.48+	Form of Restricted Stock Agreement (CEO) issued under Amendment No. 1 to the Amended and Restated Equity Incentive Plan*

10.49+	Form of Restricted Stock Agreement (Key Employees) issued under Amendment No. 1 to the Amended and Restated Equity Incentive Plan*

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed concurrently herewith.
+ Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit.

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

May 10, 2010