Form 10-Q
period 2010-07-03
Symmetry Medical Inc.
filed 2010-08-06
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Large accelerated filer ☐	Accelerated filer☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes ☑ No

The number of shares outstanding of the registrant’s common stock as of August 3, 2010 was 35,943,638 shares.

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

We also refer you to and believe that you should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” portions of our Annual Report for fiscal 2009 on Form 10-K, as well as in other reports which we file with the Securities and Exchange Commission, to better understand the risks and uncertainties that are inherent in our business and in owning our securities.  These reports are available publicly on the SEC website,  www.sec.gov and on our website,  www.symmetrymedical.com.

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

PART I FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 3,	January 2,
	2010	2010
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$9,771	$14,219
Accounts receivable, net	45,519	38,221
Inventories	66,766	62,301
Refundable income taxes	3,799	3,048
Deferred income taxes	5,350	5,816
Other current assets	4,360	3,648

Total current assets	135,565	127,253
Property and equipment, net	107,760	113,369
Goodwill	152,809	153,813
Intangible assets, net of accumulated amortization	40,973	42,729
Other assets	1,165	1,181

Total Assets	$438,272	$438,345

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$24,924	$19,494
Accrued wages and benefits	9,797	7,607
Other accrued expenses	3,827	5,113
Accrued income taxes	192	257
Deferred income taxes	-	78
Revolving line of credit	1,925	3,320
Current portion of capital lease obligations	457	529
Current portion of long-term debt	84,705	20,400

Total current liabilities	125,827	56,798
Accrued income taxes	6,476	6,362
Deferred income taxes	17,141	17,646
Derivative valuation liability	2,305	2,982
Capital lease obligations, less current portion	2,644	2,887
Long-term debt, less current portion	1,026	69,200

Total Liabilities	155,419	155,875

Shareholders' Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued July 3, 2010—35,944; January 2, 2010—35,840	4	4
Additional paid-in capital	278,526	278,176
Retained earnings	6,387	277
Accumulated other comprehensive income (loss)	(2,064)	4,013

Total Shareholders' Equity	282,853	282,470

Total Liabilities and Shareholders' Equity	$438,272	$438,345

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data; Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Revenue	$88,824	$100,954	$173,318	$202,376
Cost of Revenue	68,461	74,183	135,919	151,047
Gross Profit	20,363	26,771	37,399	51,329
Selling, general and administrative expenses	12,272	13,176	24,876	26,420
Facility closure and severance costs	340	54	860	162
Operating Income	7,751	13,541	11,663	24,747

Other (income)/expense:
Interest expense	1,498	1,564	3,061	3,384
Derivatives valuation gain	(480)	(175)	(788)	(568)
Other	(100)	(12)	81	(308)
Income before income taxes	6,833	12,164	9,309	22,239
Income tax expense	2,354	3,189	3,199	6,417
Net income	$4,479	$8,975	$6,110	$15,822

Net income per share:
Basic	$0.13	$0.25	$0.17	$0.45
Diluted	$0.13	$0.25	$0.17	$0.44

Weighted average common shares and equivalent shares outstanding:
Basic	35,448	35,326	35,445	35,289
Diluted	35,807	35,529	35,768	35,437

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands; Unaudited)

	Six Months Ended
	July 3,	July 4,
	2010	2009

Operating activities
Net income	$6,110	$15,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,028	9,443
Amortization	1,464	1,461
Net loss on sale of assets	95	106
Deferred income tax provision	15	4,041
Stock-based compensation	233	1,720
Derivative valuation gain	(788)	(568)
Foreign currency transaction (gain) loss	65	(353)
Change in operating assets and liabilities:
Accounts receivable	(8,411)	1,956
Other assets	(904)	(1,404)
Inventories	(5,443)	(5,896)
Current income taxes	(786)	5,788
Accounts payable	6,884	(4,267)
Accrued expenses and other	519	(4,295)

Net cash provided by operating activities	8,081	23,554

Investing activities
Purchases of property and equipment	(6,258)	(9,171)
Proceeds from the sale of property and equipment	595	11

Net cash used in investing activities	(5,663)	(9,160)

Financing activities
Proceeds from bank revolver	16,726	28,659
Payments on bank revolver	(14,259)	(26,462)
Issuance of long-term debt	2,711	-
Payments on long-term debt and capital lease obligations	(10,808)	(9,120)
Proceeds from the issuance of common stock	99	106

Net cash used in financing activities	(5,531)	(6,817)
Effect of exchange rate changes on cash	(1,335)	748

Net increase (decrease) in cash and cash equivalents	(4,448)	8,325
Cash and cash equivalents at beginning of period	14,219	10,191

Cash and cash equivalents at end of period	$9,771	$18,516

Supplemental disclosures:
Cash paid for interest	$2,703	$3,954

Cash paid (received) for income taxes	$3,165	$(3,474)

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data; Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Symmetry Medical Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation):  Symmetry Medical USA Inc., Jet Engineering, Inc., Ultrexx, Inc., Symmetry Medical Switzerland SA (formerly known as Riley Medical Europe, SA), Symmetry Medical Everest LLC, Symmetry Medical Ireland Limited (formerly known as Everest Metal International Limited), Symmetry Medical Cheltenham Limited, Symmetry Medical PolyVac, SAS, Symmetry Medical Sheffield Limited (formerly known as Thornton Precision Components Limited), Symmetry Medical Malaysia SDN, Clamonta Limited, Specialty Surgical Instrumentation Inc. and Symmetry Medical New Bedford Inc.  The Corporation is a global supplier of integrated products consisting primarily of surgical implants, instruments and cases to orthopedic and other medical device companies.

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

The Corporation’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2010 is a 52 week year ending January 1, 2011.  The Corporation’s interim quarters for 2010 are 13 weeks long and quarter-end dates have been set as April 3, 2010, July 3, 2010 and October 2, 2010. Fiscal year 2009 was a 52 week year (ending January 2, 2010). The Corporation’s interim quarters for 2009 were 13 weeks long, ending April 4, 2009, July 4, 2009 and October 3, 2009. References in these condensed consolidated financial statements to the three months ended refer to these financial periods, respectively.  The Corporation has evaluated subsequent events up through the time of filing with the SEC for the quarter ended July 3, 2010.

2. Inventories

Inventories consist of the following:

	July 3,	January 2,
	2010	2010
	(unaudited)
Raw material and supplies	$15,511	$15,099
Work-in-process	29,940	27,120
Finished goods	21,315	20,082

	$66,766	$62,301

3. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	July 3,	January 2,
	2010	2010
	(unaudited)
Land	$6,646	$6,965
Buildings and improvements (20 to 40 years)	40,917	42,252
Machinery and equipment (5 to 15 years)	139,030	138,182
Office equipment (3 to 5 years)	13,594	13,194
Construction-in-progress	5,100	3,750

	205,287	204,343
Less accumulated depreciation	(97,527)	(90,974)

	$107,760	$113,369

4. Intangible Assets

Intangible assets were acquired in connection with our business acquisitions. As of July 3, 2010, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Acquired technology and patents	10 years	$2,316	$(1,139)	$1,177
Acquired customers	18 years	42,452	(10,394)	32,058
Non-compete agreements	5 years	582	(373)	209
Intangible assets subject to amortization	17 years	45,350	(11,906)	33,444

Proprietary processes	Indefinite			3,497
Trademarks	Indefinite			4,032
Indefinite-lived intangible assets, other than goodwill				7,529

Total				$40,973

As of January 2, 2010, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Acquired technology and patents	10 years	$2,343	$(1,020)	$1,323
Acquired customers	18 years	42,613	(9,166)	33,447
Non-compete agreements	5 years	691	(420)	271
Intangible assets subject to amortization	17 years	45,647	(10,606)	35,041

Proprietary processes	Indefinite			3,586
Trademarks	Indefinite			4,102
Indefinite-lived intangible assets, other than goodwill				7,688

Total				$42,729

5. Debt Arrangements

The Corporation’s Senior Credit Agreement, including the revolving credit facility, which has a balance of $83,337 at July 3, 2010, matures in June 2011.  As such, all debt under this agreement has been classified as current on the condensed consolidated balance sheets.

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

On August 4, 2010, the Corporation entered into a limited waiver (the “Limited Waiver”) to its Senior Credit Agreement, dated as of June 13, 2006, by and among the Corporation, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as administrative agent (the “Agent”), and various other lenders that are party thereto. Subject to certain conditions, the Limited Waiver provides a waiver of compliance with certain covenants, and related events of default, set forth in the Credit Facility for the second and third fiscal quarters of 2010. Specifically, the Limited Waiver waives those certain events of default that have occurred or are anticipated to occur under the Credit Facility as a result of or relating to:

(1)  Failure of the Corporation to meet the minimum EBITDA to fixed charges ratio for the second and third fiscal quarter of 2010, but only to the extent that the Corporation maintains a ratio of at least 0.90 to 1.0 for the second fiscal quarter of 2010 and a ratio of at least 1.0 to 1.0 for the third fiscal quarter of 2010; and

(2)  The Corporation exceeding the maximum amount of investments permitted to be made in foreign subsidiaries for each of the second and third fiscal quarters of 2010, but only to the extent that the aggregate amount of investments in the Corporation’s foreign subsidiaries, as of the end of each of the second and third fiscal quarters of 2010, does not exceed $15 million.

The Corporation was in compliance with all covenants under the Senior Credit Agreement as of July 3, 2010.

In March, 2010, our Sheffield, UK unit obtained a new £3,000 facility, comprised of a 24-month asset-based term note and short-term revolver facility.  The term note matures in March 2012 with monthly payments plus interest at 2.75% per year.  The short-term revolver is due on demand and accrues interest at 3.50% per year.  As of July 3, 2010, $2,395 was outstanding on the term loan and there were no borrowings on the short-term revolver.  The term note and revolver are secured by certain assets of our Sheffield, UK unit, which had a net book value of approximately $6,284 as of July 3, 2010.

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

Revenue to External Customers:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
United States	$66,218	$74,427	$126,928	$151,320
Ireland	8,418	9,796	16,513	19,298
United Kingdom	6,563	7,386	13,743	15,360
Other foreign countries	7,625	9,345	16,134	16,398

Total net revenues	$88,824	$100,954	$173,318	$202,376

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. Revenue from customers of the Corporation which individually account for 10% or more of the Corporation’s revenue is as follows:

Three months ended July 3, 2010 – Two customers represented approximately 31.0% and 11.9% of revenue, respectively.

Six months ended July 3, 2010 – Two customers represented approximately 32.6% and 11.3% of revenue, respectively.

Three months ended July 4, 2009 – One customer represented approximately 41.4% of revenue.

Six months ended July 4, 2009 – One customer represented approximately 41.7% of revenue.

Revenue by Product Category:

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenues from aerospace products are included in the “other” category.

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Instruments	$35,444	$46,847	$67,069	$93,352
Implants	28,514	29,935	56,726	59,018
Cases	19,814	18,873	38,632	37,372
Other	5,052	5,299	10,891	12,634

Total net revenues	$88,824	$100,954	$173,318	$202,376

8. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Earnings per share - Basic:
Net income	$4,479	$8,975	$6,110	$15,822
Less: Undistributed earnings allocated to nonvested stock	(41)	(117)	(57)	(208)
Income available to common shares - Basic	4,438	8,858	6,053	15,614

Weighted-average common shares outstanding - Basic	35,448	35,326	35,445	35,289

Earnings per share - Basic	$0.13	$0.25	$0.17	$0.44

Earnings per share - Diluted:
Net income	$4,479	$8,975	$6,110	$15,822
Less: Undistributed earnings allocated to nonvested stock	-	(66)	(2)	(142)
Income available to common shares - Diluted	4,479	8,909	6,108	15,680

Weighted-average common shares outstanding - Basic	35,448	35,326	35,445	35,289
Effect of dilution	359	203	323	148
Weighted-average common shares outstanding - Diluted	35,807	35,529	35,768	35,437

Earnings per share - Diluted	$0.13	$0.25	$0.17	$0.44

The diluted weighted average share calculations for the three and six month periods ended July 3, 2010 do not include performance based restricted stock awarded March 24, 2010, totaling 324,550 shares because the measurement period is not complete.   Restricted stock awarded July 1, 2009, totaling 119,925 shares was not included in the diluted weighted average share calculations for the three and six month periods ended July 4, 2009 because the measurement period was not complete.

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

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of plastic, cobalt chrome and titanium through December 2012.  Based on contractual pricing at July 3, 2010, remaining minimum purchase obligations total $21,119.  Purchases under plastic, cobalt chrome and titanium contracts total approximately $11,041 for the six month period ended July 3, 2010.  These purchases are not in excess of our forecasted requirements.

10. Comprehensive Income

Comprehensive income is comprised of net income, gains (losses) resulting from currency translations of foreign entities and unrealized gain and losses on our derivative designated as a hedge under ASC 815, Hedging (formerly SFAS 133). Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

Net Income	$4,479	$8,975	$6,110	$15,822
Foreign currency translation adjustments	(1,765)	5,408	(6,013)	5,018
Derivative, net of tax benefit (1)	28	(58)	(64)	(100)

Comprehensive income	$2,742	$14,325	$33	$20,740

(1)
Derivative gains (losses) are reported net of income tax (expense)/benefit of $(18) and $38 for the three month periods ended July 3, 2010 and July 4, 2009, respectively, and $44 and $67 for the six month periods ended July 3, 2010 and July 4, 2009, respectively.

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

The Corporation’s profitability and cash flows are affected by changes in interest rates, specifically the LIBOR rate.  The primary purpose of the Corporation’s interest rate risk management activities is to hedge its exposure to changes in interest rates.  In 2009, the Corporation entered into a forward swap contract to manage interest rate risk related to a portion of its current variable rate senior secured term loan. The Corporation has hedged the future interest payments related to $64,100 of the total outstanding term loan indebtedness due in 2011 pursuant to this forward swap contract.  This swap contract, which had a fair value of ($495) at July 3, 2010, is designated as a cash flow hedge of the future payment of variable rate interest with three-month LIBOR fixed at 1.34% per annum in 2009, 2010 and 2011.

11. Derivatives (Continued)

In 2006, the Corporation entered into a forward swap contract to manage interest rate risk related to $40,000 of its then existing variable rate senior secured first lien term loan to a fixed payment obligation of 5.45% per annum for the period commencing July 3, 2006 and ending on June 10, 2011. This swap contract, which had a fair value of ($1,810) at July 3, 2010, was not designated as a cash flow hedge of the future variable rate payment of interest.  The entire change in the fair value of this interest rate swap is recorded to derivative valuation (gain) / loss in the unaudited condensed consolidated statements of operations. For the three months ended July 3, 2010 and July 4, 2009, the Corporation recorded gains of $480 and $175, respectively, and gains of $788 and $568 for the six months then ended.

12. Fair Value of Financial Instruments

As of July 3, 2010 and January 2, 2010, the Corporation held certain assets that are required to be measured at fair value on a recurring basis. These included the Corporation’s interest rate derivative instruments.  The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these swap contracts as Level 2 in accordance with the FASB Statement on fair value measurement.

The following table summarizes certain fair value information at July 3, 2010 and January 2, 2010 for assets and liabilities measured at fair value on a recurring basis.

	July 3, 2010				January 2, 2010
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps		$(2,305)		$(2,305)	$-	$(2,982)	$-	$(2,982)
	$-	$(2,305)	$-	$(2,305)	$-	$(2,982)	$-	$(2,982)

Additionally, financial instruments also consist of cash and cash equivalents, accounts receivable, and long-term debt.  The carrying value of these financial instruments approximates fair value.

13.    Facility Closure and Severance Costs

Results of Operations include pre-tax charges of $340 and $54 for the three months ended July 3, 2010 and July 4, 2009, respectively, and $860 and $162 for the six months then ended, associated with employee cost reduction and efficiency actions and the consolidation of our Auburn, ME facility into other facilities that produce similar products.  For the three month period ended July 3, 2010, these costs are comprised of $258 of severance costs and an additional $82 of moving expenses compared to $54 of severance costs for the period ended July 4, 2009.  For the six month period ended July 3, 2010, these costs are comprised of $591 of severance costs and an additional $269 of moving expenses compared to $162 of severance costs for the period ended July 4, 2009.

As of July 3, 2010 and January 2, 2010, severance accruals related to these cost reduction and efficiency actions totaled $91 and $836, respectively, and are included in accrued and other liabilities in the condensed consolidated balance sheets.  The reduction in the accrual from January 2, 2010 represents payments made during the first half of 2010 of $1,336, offset by additional severance costs incurred of $591.

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

During the second quarter 2010, our revenue decreased $12.2 million, or 12.1%, compared to the second quarter 2009.  This reduction was primarily driven by reduced customer demand in the instrument product line compounded by unfavorable foreign currency exchange rate impacts of $1.1 million. The overall economic environment continues to impact demand from our major customers, which resulted in reduced revenue of 19.2% during the second quarter from our combined five largest OEM customers as they continue to manage inventory levels and the timing of their various product launches.  However, we did experience a 5.1% increase in revenue in the second quarter 2010 as compared to the first quarter 2010 and we believe we will continue to see sequential increases in revenue during the third quarter 2010.

We continue to be optimistic about the future as the larger OEMs are increasingly focused on improving their supply chains.  This focus should result in consolidation of suppliers who in turn will be expected to provide a wider range of services, higher quality and reduced overall costs.  We believe that we are well positioned to benefit from increased OEM outsourcing and consolidation of suppliers.

Recently we have been engaged in more active and positive discussions with our customers to provide enhanced services.  While these changes tend to have longer leadtime, we continue to believe that we are in a favorable position to emerge as a supplier of choice for our major customers.  We believe our global capacity and competitive strengths will benefit us as the order volume and large project launches occur.

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

During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act, as well as the Health Care and Education Reconciliation Act of 2010, which represent a significant change to the current U.S. healthcare system.  A detailed discussion of these risks and other factors is provided in Item 1A of our Annual Report on Form 10-K for the year ended January 2, 2010, and Part II, Item 1A in this report.

Second Quarter Results of Operations

Revenue.   Revenue for the three month period ended July 3, 2010 decreased $12.2 million, or 12.1%, to $88.8 million from $101.0 million for the comparable 2009 period.  Revenue for each of our principal product categories in these periods was as follows:

Product Category	Three Months Ended
	July 3,	July 4,
	2010	2009
	(unaudited)
Instruments	$35.4	$46.9
Implants	28.5	29.9
Cases	19.8	18.9
Other	5.1	5.3

Total	$88.8	$101.0

The $12.2 million decrease in revenue was primarily driven by lower instrument revenue as our five largest OEM customers reduced spending on their launch quantities compared to strong demand in the second quarter of 2009.  We also experienced reduced revenue as a result of the global economic environment, which has resulted in reduced overall revenue of 19.2% from our five largest OEM customers as they manage inventory levels and adjust the timing of their various product launches.  The reduction in revenue was further impacted by unfavorable foreign currency exchange rate fluctuations of $1.1 million.

Instrument revenue decreased $11.5 million. This decrease was driven primarily by lower revenue from our five largest OEM customers due to the timing of their various product launch activity and their management of inventory levels, which resulted in a decrease in revenue of $14.4 million.  Foreign currency exchange rate fluctuations further impacted instrument revenues with an unfavorable impact of $0.1 million.  Revenue from other customers partially offset the decrease in revenues from our five largest OEM customers driven by expanded product offerings and additions of new customers.

Implant revenue decreased $1.4 million driven by our five largest OEM customers’ management of their inventory levels, which accounted for $1.6 million of the decrease in revenue, combined with unfavorable foreign currency exchange rate fluctuations of $0.7 million.  Revenue from other customers partially offset the decline in revenues from our five largest OEM customers.

Case revenue increased $0.9 million due to increased revenue from our five largest OEM customers of $2.3 million as well increased revenue from our non-orthopedic medical customers.  Case revenue was negatively impacted by reduced revenue from other customers as well as unfavorable foreign currency exchange rate fluctuations, which had a $0.1 million impact.

Other product revenue decreased $0.2 million due to unfavorable foreign currency exchange rate fluctuations of $0.2 million.

Gross Profit.  Gross profit for the three month period ended July 3, 2010 decreased $6.4 million, or 23.9%, to $20.4 million from $26.8 million for the comparable 2009 period due to the $12.2 million decline in revenue combined with a decrease in gross margin.    Gross margin as a percentage of revenue for the second quarter 2010 was 22.9% compared to 26.5% in the same period last year.  This 3.6% reduction was primarily due to the 12.1% decline in revenue which reduced our ability to leverage fixed overhead costs, increased subcontracting costs and changes in product mix.  The increase in subcontracting costs related to our case product line and the consolidation of our Auburn, ME facility.

Selling, General and Administrative Expenses.  For the three month period ended July 3, 2010, selling, general and administrative expenses (“SG&A”) were $12.3 million compared with the three month period ended July 4, 2009 of $13.2 million. The decrease was primarily driven by reduced employee compensation costs including non-cash restricted stock compensation expense related to continued cost control efforts implemented in the latter half of 2009 to offset the lower revenue levels.

Facility Closure and Severance Costs.  Results of Operations include pre-tax charges of $0.3 million and $0.1 million for the three months ended July 3, 2010 and July 4, 2009, respectively, associated with employee cost reduction and efficiency actions and the consolidation of our Auburn, ME facility into other facilities that produce similar products.  For the three month period ended July 3, 2010, these costs are comprised of $0.2 million of severance costs and an additional $0.1 million of moving expenses compared to $0.1 million of severance costs for the period ended July 4, 2009.  Costs charged to operations in the second quarter of 2010 were paid during second quarter.  Included in accrued and other liabilities in the consolidated balance sheet as of July 3, 2010 is $0.1 million of severance costs incurred during fiscal 2009 that have not yet been paid.  These costs are all expected to be paid during 2010.

Other (Income) Expense.    Interest expense for the three month period ended July 3, 2010 decreased $0.1 million, or 4.2%, to $1.5 million from $1.6 million for the comparable period in 2009. This decrease reflects the reduction in aggregate outstanding indebtedness of $34.2 million, or 27.4% as compared to July 4, 2009.  The derivative gain in the second quarter 2010 consists of a gain on interest rate swap valuation of $0.5 million related to our interest rate swap that has not been designated as a hedge as compared to a gain of $0.2 million for the comparable period in 2009. The interest rate swaps are used to convert our variable rate long-term debt to fixed rates. Other income for the three month period ended July 3, 2010 increased $0.1 million from the comparable period in 2009 due to favorable foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Provision for Income Taxes. Our effective tax rate was 34.5% for the three month period ended July 3, 2010 as compared to 26.2% for the three month period ended July 4, 2009. Provision for income taxes decreased by $0.8 million, or 26.3%, to $2.4 million for the three month period ended July 3, 2010 from $3.2 million for the comparable 2009 period primarily due to a $5.3 million decrease in pre-tax income.   Our effective tax rate differed from the U.S. Federal statutory rate of 35% primarily due to the favorable impact of foreign income taxes.  Additionally, we have been adversely impacted by the absence of the research & development tax credit, which expired at the end of 2009.  Pending legislation would retroactively reinstate the R&D tax credit to the beginning of 2010.  This legislation, if enacted, would positively impact the effective tax rate in the period that it is enacted.

Six Months Results of Operations

Revenue.   Revenue for the six month period ended July 3, 2010 decreased $29.1 million, or 14.4%, to $173.3 million from $202.4 million for the comparable 2009 period.  Revenue for each of our principal product categories in these periods was as follows:

Product Category	Six Months Ended
	July 3,	July 4,
	2010	2009
	(unaudited)
Instruments	$67.1	$93.4
Implants	56.7	59.0
Cases	38.6	37.4
Other	10.9	12.6

Total	$173.3	$202.4

The $29.1 million decrease in revenue was primarily driven by the $26.3 million decrease in instrument revenue as our five largest OEM customers reduced spending on product launches compared to 2009.  We also experienced reduced revenue as a result of the global economic environment, which has resulted in reduced overall revenue of 22.5% from our five largest OEM customers as they manage inventory levels and adjust the timing of their various product launches.  The reduction in revenue was slightly offset by favorable foreign currency exchange rate fluctuations of $0.7 million.

Instrument revenue decreased $26.3 million. This decrease was driven by lower revenue from our five largest OEM customers of $32.3 million due to the timing of their various product launch activity and management of inventory levels.  Offsetting this decline in revenue was increased revenue from our other customers driven by expanded product offerings and additions of new customers. Foreign currency exchange rate fluctuations also partially offset the decline in revenue with a $0.1 million favorable impact.

Implant revenue decreased $2.3 million driven by our five largest OEM customers managing their inventory levels, which accounted for $1.7 million of the decrease in revenue. Implant revenue was positively impacted by $0.2 million of favorable foreign currency exchange rate fluctuation.

Case revenue increased $1.2 million due to increased revenue from our five largest OEM customers of $2.5 million as well as increased revenue from our non-orthopedic medical customers.  Case revenues were also positively impacted by favorable foreign currency exchange rate fluctuations of $0.2 million.

Other product revenue decreased $1.7 million driven by a reduction in revenue from our largest customer in aerospace industry reacting to deteriorating market conditions in that sector.  Related foreign currency exchange rate fluctuations were favorable by $0.2 million.

Gross Profit.  Gross profit for the six month period ended July 3, 2010 decreased $13.9 million, or 27.1%, to $37.4 million from $51.3 million for the comparable 2009 period due to the $29.1 million decline in revenue and a decline in gross margin. Gross margin as a percentage of revenue for the six month period ended July 3, 2010 was 21.6% compared to 25.4% in the same period last year.  This 3.8% reduction was primarily due to the 14.4% decline in revenue which reduced our ability to leverage fixed overhead costs, increased subcontracting costs and product mix.  The increase in subcontracting costs related to our case produce line and the consolidation of our Auburn, ME facility.

Selling, General and Administrative Expenses.  For the six month period ended July 3, 2010, selling, general and administrative expenses (“SG&A”) were $24.9 million compared with the six month period ended July 4, 2009 of $26.4 million. The improvement reflects reduced employee compensation costs including non-cash restricted stock compensation driven by cost control efforts implemented in the latter half of 2009 to offset lower revenue levels.

Facility Closure and Severance Costs.  Results of Operations include pre-tax charges of $0.9 million and $0.2 million for the six months ended July 3, 2010 and July 4, 2009, respectively associated with employee cost reduction and efficiency actions and the consolidation of our Auburn, ME facility into other facilities that produce similar products.  For the six month period ended July 3, 2010, these costs are comprised of $0.6 million of severance costs and an additional $0.3 million of moving expenses compared to $0.2 million of severance costs for the period ended July 4, 2009.  As of July 3, 2010 and January 2, 2010, severance accruals related to these cost reduction and efficiency actions totaled $0.1 and $0.8 million, respectively, and are included in accrued and other liabilities in the condensed consolidated balance sheets.  The reduction in the accrual from January 2, 2010 represents payments made during the first half of 2010 of $1.3 million, offset by additional severance costs incurred of $0.6 million.  Remaining costs are all expected to be paid during 2010.

Other (Income) Expense.    Interest expense for the six month period ended July 3, 2010 decreased $0.3 million, or 9.5%, to $3.1 million from $3.4 million for the comparable period in 2009. This decrease reflects the reduction in aggregate outstanding indebtedness $34.2 million, or 27.4% as compared to July 4, 2009.  The derivatives gain for the first half of 2010 consists of a gain on interest rate swap valuation of $0.8 million related to our interest rate swap that has not been designated as a hedge as compared to a gain of $0.6 million for the comparable period in 2009. The interest rate swaps are used to convert our variable rate long-term debt to fixed rates. Other expense for the six month period ended July 3, 2010 increased $0.4 million from the comparable period in 2009, from a gain of $0.3 million to a loss of $0.1 million, due to unfavorable foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Provision for Income Taxes. Our effective tax rate was 34.4% for the six month period ended July 3, 2010 as compared to 28.9% for the six month period ended July 4, 2009. Provision for income taxes decreased by $3.2 million, or 50.2%, to $3.2 million for the six month period ended July 3, 2010 from $6.4 million for the comparable 2009 period and differed from the US Federal rate of 35% primarily due to the favorable impact of foreign income taxes.  Additionally, we have been adversely impacted by the absence of the research & development tax credit, which expired at the end of 2009.  Pending legislation would retroactively reinstate the R&D tax credit to the beginning of 2010.  This legislation, if enacted, would positively impact the effective tax rate in the period that it is enacted.

Liquidity and Capital Resources

Current Market Conditions

We continue to experience challenging business conditions due to the overall economic environment that has resulted in reduced demand from our major OEM customers as they continue to work down inventory levels and manage the timing of their various product launch activities.

Current global economic conditions have resulted in increased volatility in the financial markets. During the first half of Fiscal 2010, we actively monitored the financial health of our supplier base, tightened requirements for customer credit, and increased spending controls across the company. We will continue to monitor and manage these activities depending on current and expected market developments.

Liquidity

Our principal sources of liquidity in the six month period ended July 3, 2010 were cash generated from operations and borrowings under our senior revolving credit facility.  Principal uses of cash in the six month period ended July 3, 2010 included increased working capital and capital expenditures as well as debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions.

We believe our cash resources will permit us to stay committed to our strategic plan of increasing our share in the orthopedic market and expanding into other medical device segments and growing the business.

Operating Activities.   Operating activities generated cash of $8.1 million in the six month period ended July 3, 2010 compared to $23.6 million for the six month period ended July 4, 2009, a decrease of $15.5 million.  The decrease in cash from operations for the six month period ended July 3, 2010 is primarily a result of a $9.7 reduction in net income and increased working capital requirements for accounts receivable and inventory driven by increases in revenue and production requirements in the second quarter of 2010 as compared to the fourth quarter of 2009.

Investing Activities.  Capital expenditures of $6.3 million were $2.9 million lower in the six month period ended July 3, 2010 compared to the six month period ended July 4, 2009.

Financing Activities.   Financing activities used $5.5 million of cash in the six month period ended July 3, 2010 compared to $6.8 million for the six month period ended July 4, 2009, due primarily to payments on long-term debt and capital leases of $10.8 million, partially offset by cash received from a new asset-based 24 month term note of $2.7 million at our Sheffield, UK facility and net borrowings on our revolving line of credit of $2.5 million.

Capital Expenditures

Capital expenditures totaled $6.3 million for the six months ended July 3, 2010, compared to $9.2 million for the six month period ended July 4, 2009. Capital expenditures have been focused on areas strategically aligned to expand our capabilities to further support our Spine customers, expand our Malaysia operations and continue to increase efficiencies throughout our facilities.

Debt and Credit Facilities

As of July 3, 2010, we had an aggregate of $90.8 million of outstanding indebtedness, which consisted of $79.4 million of term loan borrowings outstanding under our Senior Credit Agreement, $4.0 million of borrowings outstanding under our revolving credit facility, $2.4 million of borrowings under our new UK asset-based 24-month term note, $1.9 million of borrowings under our Malaysia short-term credit facility, and $3.1 million of capital lease obligations. We had two outstanding letters of credit as of July 3, 2010 in the amounts of $3.5 million and $0.2 million.

In March, 2010, our Sheffield, UK unit obtained a new £3.0 million facility, comprised of a 24-month asset-based term note and short-term revolver facility. The term note matures in March 2012 with monthly payments plus interest at 2.75% per year. The short-term revolver is due on demand and accrues interest at 3.50% per year. As of July 3, 2010, $2.4 million was outstanding on the term loan and there were no borrowings on the short-term revolver. The term note and revolver are secured by certain assets of our Sheffield, UK unit, which had a net book value of approximately $6.3 million as of July 3, 2010.

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

On August 4, 2010, the Corporation entered into a limited waiver (the “Limited Waiver”) to its Senior Credit Agreement, dated as of June 13, 2006, by and among the Corporation, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as administrative agent (the “Agent”), and various other lenders that are party thereto. Subject to certain conditions, the Limited Waiver provides a waiver of compliance with certain covenants, and related events of default, set forth in the Credit Facility for the second and third fiscal quarters of 2010. Specifically, the Limited Waiver waives those certain events of default that have occurred or are anticipated to occur under the Credit Facility as a result of or relating to:

(1) Failure of the Corporation to meet the minimum EBITDA to fixed charges ratio for the second and third fiscal quarter of 2010, but only to the extent that the Corporation maintains a ratio of at least 0.90 to 1.0 for the second fiscal quarter of 2010 and a ratio of at least 1.0 to 1.0 for the third fiscal quarter of 2010; and

(2) The Corporation exceeding the maximum amount of investments permitted to be made in foreign subsidiaries for each of the second and third fiscal quarters of 2010, but only to the extent that the aggregate amount of investments in the Corporation’s foreign subsidiaries, as of the end of each of the second and third fiscal quarters of 2010, does not exceed $15 million.

The Corporation was in compliance with all covenants under the Senior Credit Agreement as of July 3, 2010. A copy of the Limited Waiver is attached hereto as Exhibit 10.50 and incorporated herein by reference.

The Corporation’s Senior Credit Agreement, including the revolving credit facility, which has a balance of $83.4 million at July 3, 2010, matures in June 2011. We have begun to explore refinancing alternatives to pay off the remaining balance and to establish adequate funds for future expansion.  At this time, we believe that we will have multiple financing options and we anticipate completing a refinancing in the second half of 2010.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of July 3, 2010.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(In Millions)
Long-term debt obligations (1)	$85.7	$84.7	$1.0	$-	$-
Capital lease obligations	5.4	0.5	2.7	1.6	0.6
Operating lease obligations	4.0	0.9	2.4	0.5	0.2
Purchase obligations (2)	21.1	8.1	13.0	-	-

Total	$116.2	$94.2	$19.1	$2.1	$0.8

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

This table does not include liabilities for unrecognized tax benefits of $6.5 million as reasonable estimates could not be made regarding the timing of future cash outflows associated with those liabilities.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the senior credit facility. We had two letters of credit outstanding as of July 3, 2010 in the amounts of $3.5 million and $0.2 million.

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

We incurred approximately $0.1 million in capital expenditures for environmental, health and safety in the six month period ended July 3, 2010 compared to $0.3 million for the comparable 2009 period.

In connection with past acquisitions, we completed Phase I environmental assessments and did not identify any significant issues that need to be remediated.  We cannot be certain that environmental issues will not be discovered or arise in the future related to these acquisitions.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended January 3, 2009 includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the three months ended July 3, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. Our exposure to these risks, at the end of the second quarter covered by this report, has not changed materially since January 2, 2010.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 3, 2010.

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

ITEM 5. OTHER INFORMATION

As previously reported, the employment of John Hynes, the Corporation’s Chief Operating Officer of European Operations, ended April 22, 2010.  The Corporation adhered to the terms of his original employment agreement, which was entered into on October 17, 2007 and such was filed on Form 8-K on November 8, 2007.  On June 9, 2010 the Corporation entered into an additional agreement, a compromise agreement, with Mr. Hynes and such was filed on Form 8-K on June 16, 2010.

ITEM 6. EXHIBITS

10.45…	Compromise Agreement of Mr. Hynes (incorporated by reference to Exhibit 99.1 to our Form 8-K filed June 16, 2010).

10.46…
Second Amendment to Employment Agreement, dated as of June 10, 2010, by and between Symmetry Medical Inc. and Brian S. Moore (incorporated by reference to Exhibit 99.2 to our Form 8-K filed June 16, 2010).

10.47
Limited Waiver to Amended and Restated Credit Agreement, executed August 4, 2010, among Symmetry Medical Inc., as Borrower and Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as Administrative Agent for the Lenders.*

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

* Filed concurrently herewith.
… Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit.

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

August 6, 2010