Form 10-Q
period 2010-10-02
Symmetry Medical Inc.
filed 2010-11-10
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

The number of shares outstanding of the registrant’s common stock as of November 10, 2010 was 35,941,988 shares.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	October 2,	January 2,
	2010	2010
ASSETS:	(unaudited)
Current Assets:
Cash and cash equivalents	$13,869	$14,219
Accounts receivable, net	48,322	38,221
Inventories	72,422	62,301
Refundable income taxes	2,904	3,048
Deferred income taxes	4,822	5,816
Other current assets	3,922	3,648

Total current assets	146,261	127,253
Property and equipment, net	108,068	113,369
Goodwill	153,983	153,813
Intangible assets, net of accumulated amortization	40,418	42,729
Other assets	1,347	1,181

Total Assets	$450,077	$438,345

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$27,765	$19,494
Accrued wages and benefits	7,863	7,607
Other accrued expenses	3,231	5,113
Accrued income taxes	196	257
Deferred income taxes	-	78
Revolving line of credit	2,415	3,320
Derivative valuation liability	1,893	-
Current portion of capital lease obligations	451	529
Current portion of long-term debt	1,424	20,400

Total current liabilities	45,238	56,798
Accrued income taxes	6,534	6,362
Deferred income taxes	17,211	17,646
Derivative valuation liability	-	2,982
Capital lease obligations, less current portion	2,540	2,887
Long-term debt, less current portion	86,675	69,200

Total Liabilities	158,198	155,875

Shareholders' Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued October 2, 2010--35,942; January 2, 2010--35,840	4	4
Additional paid-in capital	278,985	278,176
Retained earnings	9,959	277
Accumulated other comprehensive income (loss)	2,931	4,013

Total Shareholders' Equity	291,879	282,470

Total Liabilities and Shareholders' Equity	$450,077	$438,345

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data; Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Revenue	$91,538	$87,164	$264,856	$289,540
Cost of Revenue	71,708	65,441	207,627	216,488
Gross Profit	19,830	21,723	57,229	73,052
Selling, general and administrative expenses	12,248	10,587	37,124	37,007
Facility closure and severance costs	57	702	917	864
Operating Income	7,525	10,434	19,188	35,181

Other (income)/expense:
Interest expense	1,504	1,666	4,565	5,050
Derivatives valuation gain	(389)	(178)	(1,177)	(746)
Other	715	687	796	379
Income before income taxes	5,695	8,259	15,004	30,498
Income tax expense	2,123	2,851	5,322	9,268
Net income	$3,572	$5,408	$9,682	$21,230

Net income per share:
Basic	$0.10	$0.15	$0.27	$0.60
Diluted	$0.10	$0.15	$0.27	$0.59

Weighted average common shares and equivalent shares outstanding:
Basic	35,456	35,326	35,449	35,301
Diluted	35,870	35,620	35,802	35,498

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands; Unaudited)

	Nine Months Ended
	October 2,	October 3,
	2010	2009

Operating activities
Net income	$9,682	$21,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,576	14,281
Amortization	2,198	2,203
Net loss on sale of assets	103	139
Deferred income tax provision	666	4,491
Stock-based compensation	693	2,035
Derivative valuation gain	(1,177)	(746)
Foreign currency transaction loss	566	204
Change in operating assets and liabilities:
Accounts receivable	(10,288)	11,109
Other assets	(506)	1,419
Inventories	(10,394)	(3,434)
Current income taxes	112	1,715
Accounts payable	9,093	(8,511)
Accrued expenses and other	(2,400)	(6,197)

Net cash provided by operating activities	11,924	39,938

Investing activities
Purchases of property and equipment	(9,592)	(13,453)
Proceeds from the sale of property and equipment	611	67

Net cash used in investing activities	(8,981)	(13,386)

Financing activities
Proceeds from bank revolver	43,275	76,005
Payments on bank revolver	(32,693)	(83,943)
Issuance of long-term debt	2,711	-
Payments on long-term debt and capital lease obligations	(16,383)	(13,586)
Proceeds from the issuance of common stock	99	106

Net cash used in financing activities	(2,991)	(21,418)
Effect of exchange rate changes on cash	(302)	1,107

Net increase (decrease) in cash and cash equivalents	(350)	6,241
Cash and cash equivalents at beginning of period	14,219	10,191

Cash and cash equivalents at end of period	$13,869	$16,432

Supplemental disclosures:
Cash paid for interest	$4,018	$5,475

Cash paid for income taxes	$3,728	$3,022

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

The Corporation’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2010 is a 52 week year ending January 1, 2011.  The Corporation’s interim quarters for 2010 are 13 weeks long and quarter-end dates have been set as April 3, 2010, July 3, 2010 and October 2, 2010. Fiscal year 2009 was a 52 week year (ending January 2, 2010). The Corporation’s interim quarters for 2009 were 13 weeks long, ending April 4, 2009, July 4, 2009 and October 3, 2009. References in these condensed consolidated financial statements to the three months ended refer to these financial periods, respectively.  The Corporation has evaluated subsequent events up through the time of filing with the SEC for the quarter ended October 2, 2010.

2. Inventories

Inventories consist of the following:

	October 2,	January 2,
	2010	2010
	(unaudited)
Raw material and supplies	$16,194	$15,099
Work-in-process	32,155	27,120
Finished goods	24,073	20,082

	$72,422	$62,301

3. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	October 2,	January 2,
	2010	2010
	(unaudited)
Land	$6,673	$6,965
Buildings and improvements (20 to 40 years)	41,489	42,252
Machinery and equipment (5 to 15 years)	141,951	138,182
Office equipment (3 to 5 years)	13,957	13,194
Construction-in-progress	6,636	3,750

	210,706	204,343
Less accumulated depreciation	(102,638)	(90,974)

	$108,068	$113,369

4. Intangible Assets

Intangible assets were acquired in connection with our business acquisitions. As of October 2, 2010, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Acquired technology and patents	10 years	$2,332	$(1,221)	$1,111
Acquired customers	18 years	42,550	(11,049)	31,501
Non-compete agreements	5 years	591	(410)	181
Intangible assets subject to amortization	17 years	45,473	(12,680)	32,793

Proprietary processes	Indefinite			3,551
Trademarks	Indefinite			4,074
Indefinite-lived intangible assets, other than goodwill				7,625

Total				$40,418

As of January 2, 2010, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Acquired technology and patents	10 years	$2,343	$(1,020)	$1,323
Acquired customers	18 years	42,613	(9,166)	33,447
Non-compete agreements	5 years	691	(420)	271
Intangible assets subject to amortization	17 years	45,647	(10,606)	35,041

Proprietary processes	Indefinite			3,586
Trademarks	Indefinite			4,102
Indefinite-lived intangible assets, other than goodwill				7,688

Total				$42,729

5. Debt Arrangements

On November 3, 2010, the Corporation refinanced substantially all of its debt arrangements that were to mature in June 2011 resulting in a loss on debt extinguishment of $833, which will be recorded in the fourth quarter.  Further, as a result of the refinancing, as of October 2, 2010, the Corporation’s borrowings under its Senior Credit Agreement, including the revolving credit facility with a balance of $11,663, have been classified as long-term on the condensed consolidated balance sheets.

The Corporation's new arrangement is a senior-secured revolving credit facility with a total capacity of up to $200 million and an additional expansion option that may be exercised by the Corporation to allow additional funding of up to $100 million. The revolving credit facility contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio and a minimum EBITDA to fixed charges ratio.  The revolving credit facility agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, paying dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates.  The revolving credit facility is secured by substantially all of the Corporation’s assets.  The Corporation’s revolving credit facility also contains customary events of default.  The Corporation was in compliance with its covenants as of October 2, 2010.

In March, 2010, our Sheffield, UK unit obtained a new £3,000 facility, comprised of a 24-month asset-based term note and short-term revolver facility.  The term note matures in March 2012 with monthly payments plus interest at 2.75% per year.  The short-term revolver is due on demand and accrues interest at 3.50% per year.  As of October 2, 2010, $2,136 was outstanding on the term loan and there were no borrowings on the short-term revolver.  The term note and revolver are secured by certain assets of our Sheffield, UK unit, which had a net book value of approximately $5,977 as of October 2, 2010.

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

Revenue to External Customers:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
United States	$67,508	$63,207	$194,436	$214,527
Ireland	8,544	9,234	25,058	28,532
United Kingdom	6,906	7,313	20,649	22,674
Other foreign countries	8,580	7,410	24,713	23,807

Total net revenues	$91,538	$87,164	$264,856	$289,540

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. Revenue from customers of the Corporation which individually account for 10% or more of the Corporation’s revenue is as follows:

Three months ended October 2, 2010 – Two customers represented approximately 30.7% and 12.4% of revenue, respectively.

Nine months ended October 2, 2010 – Two customers represented approximately 31.9% and 10.6% of revenue, respectively.

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

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Instruments	$36,027	$41,327	$103,096	$134,679
Implants	28,332	24,237	85,058	83,255
Cases	21,495	16,353	60,127	53,725
Other	5,684	5,247	16,575	17,881

Total net revenues	$91,538	$87,164	$264,856	$289,540

8. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Earnings per share - Basic:
Net income	$3,572	$5,408	$9,682	$21,230
Less: Undistributed earnings allocated to nonvested stock	(33)	(69)	(89)	(277)
Income available to common shares - Basic	3,539	5,339	9,593	20,953

Weighted-average common shares outstanding - Basic	35,456	35,326	35,449	35,301

Earnings per share - Basic	$0.10	$0.15	$0.27	$0.60

Earnings per share - Diluted:
Net income	$3,572	$5,408	$9,682	$21,230
Less: Undistributed earnings allocated to nonvested stock	-	(24)	-	(163)
Income available to common shares - Diluted	3,572	5,384	9,682	21,067

Weighted-average common shares outstanding - Basic	35,456	35,326	35,449	35,301
Effect of dilution	414	294	353	197
Weighted-average common shares outstanding - Diluted	35,870	35,620	35,802	35,498

Earnings per share - Diluted	$0.10	$0.15	$0.27	$0.59

The diluted weighted average share calculations for the three and nine month periods ended October 2, 2010 do not include performance based restricted stock awarded March 24, 2010, totaling 324,550 shares because the measurement period is not complete.  Restricted stock awarded July 1, 2009, totaling 119,925 shares was not included in the diluted weighted average share calculations for the three and nine month periods ended October 3, 2009 because the measurement period was not complete.

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

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of plastic, cobalt chrome and titanium through December 2012.  Based on contractual pricing at October 2, 2010, remaining minimum purchase obligations total $16,611.  Purchases under plastic, cobalt chrome and titanium contracts total approximately $15,549 for the nine month period ended October 2, 2010.  These purchases are not in excess of our forecasted requirements.

10. Comprehensive Income

Comprehensive income is comprised of net income, gains (losses) resulting from currency translations of foreign entities and unrealized gain and losses on our derivative designated as a hedge under ASC 815, Hedging (formerly SFAS 133). Comprehensive income consists of the following:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

Net Income	$3,572	$5,408	$9,682	$21,230
Foreign currency translation adjustments	4,981	320	(1,032)	5,338
Derivative, net of tax benefit (1)	14	(160)	(50)	(260)

Comprehensive income	$8,567	$5,568	$8,600	$26,308

(1)
Derivative gains (losses) are reported net of income tax (expense)/benefit of ($9) and $106 for the three month periods ended October 2, 2010 and October 3, 2009, respectively, and $35 and $173 for the nine month periods ended October 2, 2010 and October 3, 2009, respectively.

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

The Corporation’s profitability and cash flows are affected by changes in interest rates, specifically the LIBOR rate.  The primary purpose of the Corporation’s interest rate risk management activities is to hedge its exposure to changes in interest rates.  In 2009, the Corporation entered into a forward swap contract to manage interest rate risk related to a portion of its current variable rate senior secured term loan. The Corporation has hedged the future interest payments related to $64,100 of the total outstanding term loan indebtedness due in 2011 pursuant to this forward swap contract.  This swap contract, which had a fair value of ($472) at October 2, 2010, is designated as a cash flow hedge of the future payment of variable rate interest with three-month LIBOR fixed at 1.34% per annum in 2009, 2010 and 2011.

In 2006, the Corporation entered into a forward swap contract to manage interest rate risk related to $40,000 of its then existing variable rate senior secured first lien term loan to a fixed payment obligation of 5.45% per annum for the period commencing July 3, 2006 and ending on June 10, 2011. This swap contract, which had a fair value of ($1,421) at October 2, 2010, was not designated as a cash flow hedge of the future variable rate payment of interest.  The entire change in the fair value of this interest rate swap is recorded to derivative valuation (gain) / loss in the unaudited condensed consolidated statements of operations. For the three months ended October 2, 2010 and October 3, 2009, the Corporation recorded gains of $389 and $178, respectively, and gains of $1,177 and $746 for the nine months then ended.

In connection with the refinancing of its debt, the Corporation terminated and settled both of its outstanding forward interest rate swap agreements.

12. Fair Value of Financial Instruments

As of October 2, 2010 and January 2, 2010, the Corporation held certain assets that are required to be measured at fair value on a recurring basis. These included the Corporation’s interest rate derivative instruments.  The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these swap contracts as Level 2 in accordance with the FASB Statement on fair value measurement.

The following table summarizes certain fair value information at October 2, 2010 and January 2, 2010 for assets and liabilities measured at fair value on a recurring basis.

	October 2, 2010				January 2, 2010
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$-	$(1,893)	$-	$(1,893)	$-	$(2,982)	$-	$(2,982)
	$-	$(1,893)	$-	$(1,893)	$-	$(2,982)	$-	$(2,982)

Additionally, financial instruments also consist of cash and cash equivalents, accounts receivable, and long-term debt.  The carrying value of these financial instruments approximates fair value.

13.    Facility Closure and Severance Costs

Results of Operations include pre-tax charges of $57 and $702 for the three months ended October 2, 2010 and October 3, 2009, respectively, and $917 and $864 for the nine months then ended, associated with employee cost reduction and efficiency actions and the consolidation of our Whitman, MA and Auburn, ME facilities into other facilities that produce similar products.  For the three month period ended October 2, 2010, these costs are comprised of $38 of severance costs and an additional $19 of moving expenses compared to $432 of severance costs, plus $270 of moving expenses for the period ended October 3, 2009.  For the nine month period ended October 2, 2010, these costs are comprised of $628 of severance costs and an additional $289 of moving expenses compared to $594 of severance costs and an additional $270 of moving expenses for the period ended October 3, 2009.

As of October 2, 2010 and January 2, 2010, severance accruals related to these cost reduction and efficiency actions totaled $56 and $836, respectively, and are included in accrued and other liabilities in the condensed consolidated balance sheets.  The reduction in the accrual from January 2, 2010 represents payments made during the first three quarters of 2010 of $1,408, offset by additional severance costs incurred of $628.

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

During the third quarter 2010, our revenue increased $4.3 million, or 5.0%, compared to the third quarter 2009.  This increase was primarily driven by increased demand in cases and implants, offset by reduced demand in instruments and unfavorable foreign currency exchange rate impacts of $1.7 million. The overall economic environment continues to have an unfavorable impact on our major customers’ growth rates and our major customers also increased their inventory levels in the third quarter of 2010.  However, we did experience a 3.1% increase in revenue in the third quarter 2010 as compared to the second quarter 2010, primarily driven by increased demand in cases, and we believe we will continue to see a sequential increase in revenue during the fourth quarter 2010.

Despite the current economic impact on our customers, we continue to be optimistic about the long term future as the larger OEMs are increasingly focused on improving their supply chains.  This focus should result in consolidation of suppliers who in turn will be expected to provide a wider range of services, higher quality and reduced overall costs.  We believe that we are well positioned to benefit from increased OEM outsourcing and consolidation of suppliers.

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

Third Quarter Results of Operations

Revenue.   Revenue for the three month period ended October 2, 2010 increased $4.3 million, or 5.0%, to $91.5 million from $87.2 million for the comparable 2009 period.  Revenue for each of our principal product categories in these periods was as follows:

Product Category	Three Months Ended
	October 2,	October 3,
	2010	2009
	(unaudited)
Instruments	$36.0	$41.3
Implants	28.3	24.2
Cases	21.5	16.4
Other	5.7	5.3

Total	$91.5	$87.2

The $4.3 million, or 5.0%, increase in revenue resulted from increased demand within our cases, implants, and other product lines partially offset by lower instrument demand and unfavorable foreign currency exchange rate fluctuations of $1.7 million. We experienced higher revenues of 6.2% from our five largest OEM customers which drove the overall increase in revenue. Instrument revenue decreased $5.3 million. This decrease was primarily driven by lower revenue from our five largest OEM customers as several large projects for our top customers in the prior year were not repeated. Foreign currency exchange rate fluctuations further impacted instrument revenues with an unfavorable impact of $0.1 million. Implant revenue increased $4.1 million, driven by increased revenue from our five largest OEM customers, partially offset by an unfavorable foreign currency exchange rate fluctuations of $1.0 million. Case revenue increased $5.1 million due to increased revenue from our five largest OEM customers with increases in both the orthopedic and other medical device markets, partially offset by $0.4 million of unfavorable foreign currency exchange rate fluctuations. Other product revenue increased $0.4 million primarily driven by increased customer demand partially offset by unfavorable foreign currency exchange rate fluctuations of $0.2 million.

Gross Profit.  Gross profit for the three month period ended October 2, 2010 decreased $1.9 million, or 8.7%, to $19.8 million from $21.7 million for the comparable 2009 period due to a decrease in gross margin partially offset by the increase in revenue.    Gross margin as a percentage of revenue for the third quarter 2010 was 21.7% compared to 24.9% in the same period last year.  This 3.2% reduction was primarily due to increased subcontracting and labor costs related to headcount increases and compensation necessary to meet customer order requirements during the quarter.

Selling, General and Administrative Expenses.  For the three month period ended October 2, 2010, selling, general and administrative expenses (“SG&A”) were $12.2 million compared with the three month period ended October 3, 2009 of $10.6 million. The increase was primarily driven by increased employee compensation and benefits including higher healthcare expenses.  The increase in employee compensation  is partially attributable to an increases in headcount related to research and development and direct sales activities.

Facility Closure and Severance Costs.  Results of Operations include pre-tax charges of $0.1 million and $0.7 million for the three months ended October 2, 2010 and October 3, 2009, respectively, associated with employee cost reduction and efficiency actions and the consolidation of our Whitman, MA and Auburn, ME facilities into other facilities that produce similar products.  For the three month period ended October 2, 2010, these costs are comprised of $0.1 million of severance costs compared to $0.4 million of severance costs in addition to $0.3 million associated with moving costs for the period ended October 3, 2009.  Costs charged to operations in the third quarter of 2010 were paid during the third quarter.  Included in accrued and other liabilities in the consolidated balance sheet as of October 2, 2010 is $0.1 million of severance costs incurred during fiscal 2009 that have not yet been paid.  These costs are all expected to be paid during 2010.

Other (Income) Expense.    Interest expense for the three month period ended October 2, 2010 decreased $0.2 million, or 9.7%, to $1.5 million from $1.7 million for the comparable period in 2009. This decrease reflects the reduction in aggregate outstanding indebtedness of $16.7 million, or 15.2% as compared to October 3, 2009.  The derivative gain in the third quarter 2010 consists of a gain on interest rate swap valuation of $0.4 million related to our interest rate swap that has not been designated as a hedge as compared to a gain of $0.2 million for the comparable period in 2009. The interest rate swaps are used to convert our variable rate long-term debt to fixed rates. Other income for the three month period ended October 2, 2010 did not change from the comparable period in 2009 and is primarily composed of exchange rate gains and losses on transactions denominated in foreign currencies.

Provision for Income Taxes. Our effective tax rate was 37.3% for the three month period ended October 2, 2010 as compared to 34.5% for the three month period ended October 3, 2009. Provision for income taxes decreased by $0.7 million, or 25.5%, to $2.1 million for the three month period ended October 2, 2010 from $2.9 million for the comparable 2009 period primarily due to a $2.6 million decrease in pre-tax income.   Our effective tax rate in 2010 differed from the U.S. Federal statutory rate of 35% primarily due to state taxes.  Additionally in 2010, we have been adversely impacted by the absence of the research & development tax credit, which expired at the end of 2009.  Pending legislation would retroactively reinstate the R&D tax credit to the beginning of 2010.  This legislation, if enacted, would positively impact the effective tax rate in the period that it is enacted.

Nine Months Results of Operations

Revenue.   Revenue for the nine month period ended October 2, 2010 decreased $24.6 million, or 8.5%, to $264.9 million from $289.5 million for the comparable 2009 period.  Revenue for each of our principal product categories in these periods was as follows:

Product Category	Nine Months Ended
	October 2,	October 3,
	2010	2009
	(unaudited)
Instruments	$103.1	$134.7
Implants	85.1	83.2
Cases	60.1	53.7
Other	16.6	17.9

Total	$264.9	$289.5

The $24.6 million decrease in revenue resulted from a decline in revenue from our top five OEM customers of 14.3% and unfavorable foreign currency exchange rate fluctuations of $1.2 million. Instrument revenue decreased $31.6 million. This decrease was driven entirely by decreased revenue from our top five OEM customers due to the timing of launch activities and management of inventory levels. Implant revenue increased $1.9 million, driven by increased revenues from our top five OEM customers related to specific product launches and management of inventory levels, partially offset by unfavorable foreign currency exchange rate fluctuations of $0.7 million. Case revenue increased $6.4 million due to increased revenues from our top five OEM customers with increases in both the orthopedic and other medical device markets related to specific product launches and management of inventory levels, partially offset by $0.4 million of unfavorable foreign currency exchange rate fluctuations. Other product revenue decreased $1.3 million driven by a reduction in customer demand of $1.2 million in addition to unfavorable foreign currency exchange rate fluctuations of $0.1 million.

Gross Profit.  Gross profit for the nine month period ended October 2, 2010 decreased $15.8 million, or 21.7%, to $57.2 million from $73.1 million for the comparable 2009 period due to the $24.6 million decline in revenue and a decline in gross margin. Gross margin as a percentage of revenue for the nine month period ended October 2, 2010 was 21.6% compared to 25.2% in the same period last year.  This 3.6% reduction was primarily due to the 8.5% decline in revenue which reduced our ability to leverage fixed overhead costs, increased subcontracting costs and product mix.  The increase in subcontracting costs related to our case product line and the consolidation of our Auburn, ME facility as well as equipment break downs.

Selling, General and Administrative Expenses.  For the nine month period ended October 2, 2010, selling, general and administrative expenses (“SG&A”) were $37.1 million compared with the nine month period ended October 3, 2009 of $37.0 million.

Facility Closure and Severance Costs.  Results of Operations include pre-tax charges of $0.9 million and $0.9 million for the nine months ended October 2, 2010 and October 3, 2009, respectively, associated with employee cost reduction and efficiency actions and the consolidation of our Whitman, MA and Auburn, ME facilities into other facilities that produce similar products.  For the nine month period ended October 2, 2010, these costs are comprised of $0.6 million of severance costs and an additional $0.3 million of moving expenses compared to $0.6 million of severance costs and an additional $0.3 million of moving expenses for the period ended October 3, 2009.  As of October 2, 2010 and January 2, 2010, severance accruals related to these cost reduction and efficiency actions totaled $0.1 and $0.8 million, respectively, and are included in accrued and other liabilities in the condensed consolidated balance sheets.  The reduction in the accrual from January 2, 2010 represents payments made during the first three quarters of 2010 of $1.4 million, offset by additional severance costs incurred of $0.6 million.  Remaining costs are all expected to be paid during 2010.

Other (Income) Expense.    Interest expense for the nine month period ended October 2, 2010 decreased $0.5 million, or 9.6%, to $4.6 million from $5.1 million for the comparable period in 2009. This decrease reflects the reduction in aggregate outstanding indebtedness of $16.7 million, or 15.2% as compared to October 3, 2009.  The derivatives gain for the first three quarters of 2010 consists of a gain on interest rate swap valuation of $1.2 million related to our interest rate swap that has not been designated as a hedge as compared to a gain of $0.7 million for the comparable period in 2009. The interest rate swaps are used to convert our variable rate long-term debt to fixed rates. Other expense for the nine month period ended October 2, 2010 increased $0.4 million from the comparable period in 2009, from $0.4 million to $0.8 million, due to unfavorable foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Provision for Income Taxes. Our effective tax rate was 35.5% for the nine month period ended October 2, 2010 as compared to 30.4% for the nine month period ended October 3, 2009. Provision for income taxes decreased by $3.9 million, or 42.6%, to $5.3 million for the nine month period ended October 2, 2010 from $9.3 million for the comparable 2009 period due to the decline in pre-tax income.  Our effective tax rate in 2010 differed from the US Federal rate of 35% primarily due to state taxes.  Additionally in 2010, we have been adversely impacted by the absence of the research & development tax credit, which expired at the end of 2009.  Pending legislation would retroactively reinstate the R&D tax credit to the beginning of 2010.  This legislation, if enacted, would positively impact the effective tax rate in the period that it is enacted.

Liquidity and Capital Resources

Current Market Conditions

We continue to experience challenging business conditions due to the overall economic environment and as our major OEM customers manage the timing of their various product launch activities.

Current global economic conditions have resulted in increased volatility in the financial markets. During the first three quarters of Fiscal 2010, we actively monitored the financial health of our supplier base, tightened requirements for customer credit, and increased spending controls across the company. We will continue to monitor and manage these activities depending on current and expected market developments.

Liquidity

Our principal sources of liquidity in the nine month period ended October 2, 2010 were cash generated from operations and borrowings under our senior revolving credit facility.  Principal uses of cash in the nine month period ended October 2, 2010 included increased working capital and capital expenditures as well as debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions.

We believe our cash resources will permit us to stay committed to our strategic plan of increasing our share in the orthopedic market and expanding into other medical device segments and growing the business.

Operating Activities.   Operating activities generated cash of $11.9 million in the nine month period ended October 2, 2010 compared to $39.9 million for the nine month period ended October 3, 2009, a decrease of $28.0 million.  The decrease in cash from operations for the nine month period ended October 2, 2010 is primarily a result of a $11.5 reduction in net income and increased working capital requirements for accounts receivable and inventory driven by increases in revenue and production requirements in the second and third quarter of 2010 as compared to the third and fourth quarters of 2009.

Investing Activities.  Capital expenditures of $9.6 million were $3.9 million lower in the nine month period ended October 2, 2010 compared to the nine month period ended October 3, 2009.

Financing Activities.   Financing activities used $3.0 million of cash in the nine month period ended October 2, 2010 compared to $21.4 million for the nine month period ended October 3, 2009, due primarily to payments on long-term debt and capital leases of $16.4 million, offset by cash received from a new asset-based 24 month term note of $2.7 million at our Sheffield, UK facility and net borrowings on our revolving line of credit of $10.6 million.  Amounts outstanding on the revolving credit facility do  materially fluctuate each quarter due to normal changes in our working capital.  Specifically, our maximum amount borrowed during the third quarter was $11.7 million.

Capital Expenditures

Capital expenditures totaled $9.6 million for the nine months ended October 2, 2010, compared to $13.5 million for the nine month period ended October 3, 2009. Capital expenditures have been focused on areas strategically aligned to expand our capabilities to further support our Spine customers, expand our Malaysia operations and continue to increase efficiencies throughout our facilities.

Debt and Credit Facilities

As of October 2, 2010, we had an aggregate of $93.5 million of outstanding indebtedness, which consisted of $74.3 million of term loan borrowings outstanding under our Senior Credit Agreement, $11.7 million of borrowings outstanding under our revolving credit facility, $2.1 million of borrowings under our new UK asset-based 24-month term note, $2.4 million of borrowings under our Malaysia short-term credit facility, and $3.0 million of capital lease obligations. We had two outstanding letters of credit as of October 2, 2010 in the amounts of $3.5 million and $0.2 million.

In March, 2010, our Sheffield, UK unit obtained a new £3.0 million facility, comprised of a 24-month asset-based term note and short-term revolver facility. The term note matures in March 2012 with monthly payments plus interest at 2.75% per year. The short-term revolver is due on demand and accrues interest at 3.50% per year. As of October 2, 2010, $2.1 million was outstanding on the term loan and there were no borrowings on the short-term revolver. The term note and revolver are secured by certain assets of our Sheffield, UK unit, which had a net book value of approximately $6.0 million as of October 2, 2010.

On November 3, 2010, the Corporation refinanced substantially all of its debt arrangements that were to mature in June 2011 resulting in a loss on debt extinguishment of $0.8 million, which will be recorded in the fourth quarter.  As of October 2, 2010, the Corporation’s borrowings under its Senior Credit Agreement, including the revolving credit facility with a balance of $11.7 million, have been classified as long-term on the condensed consolidated balance sheets.

The Corporation’s new arrangement is a senior-secured revolving credit facility with a total capacity of up to $200 million.  The revolving credit facility contains various financial covenants, including covenants requiring a maximum total debt to EBITDA ratio and a minimum EBITDA to fixed charges ratio.  The revolving credit facility agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, paying dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates.  The revolving credit facility is secured by substantially all of the Corporation’s assets.  The Corporation’s revolving credit facility also contains customary events of default.

The Corporation was in compliance with its financial and restrictive covenants as of October 2, 2010.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of October 2, 2010.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(In Millions)
Long-term debt obligations (1)	$88.1	$1.4	$0.7	$86.0	$-
Capital lease obligations	$5.2	0.3	2.7	1.6	0.6
Operating lease obligations	$3.6	0.5	2.4	0.5	0.2
Purchase obligations (2)	$18.8	5.8	13.0	-	-

Total	$115.7	$8.0	$18.8	$88.1	$0.8

(1)
For purposes of this table, the long-term debt obligations are based upon the new agreement and represents principal and maturities only and, therefore excludes the effects of interest and interest rate swaps. Scheduled payments for our Revolving Credit Facility exclude interest payments as rates are variable.  Borrowings under the Revolving Credit Facility bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender's prime rate plus an applicable margin, as defined in the agreement. The applicable margin for borrowings under the agreement ranges from 0.75% to 1.75% for base rate borrowings and 1.75% to 2.75% for LIBOR borrowings, subject to the Corporation's Leverage Ratio applicable on such date.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the senior credit facility. We had two letters of credit outstanding as of October 2, 2010 in the amounts of $3.5 million and $0.2 million.

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

We incurred approximately $0.1 million in capital expenditures for environmental, health and safety in the nine month period ended October 2, 2010 compared to $0.4 million for the comparable 2009 period.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended January 3, 2009 includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the three months ended October 2, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. Our exposure to these risks, at the end of the third quarter covered by this report, has not changed materially since January 2, 2010.

 ITEM 4. CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”).  See Exhibits 31.1 and 31.2.  This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

(a)  Evaluation of Disclosure Controls and Procedures

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 2, 2010.

(b)  Changes in Internal Control over Financial Reporting

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

We have fully cooperated with the SEC in its investigation.  At this time we are unable to predict the time period necessary to resolve the investigation or the ultimate resolution thereof.  To date, considerable legal, tax and accounting expenses have been incurred in connection with our Audit Committee’s investigation into this matter and expenditures may continue to be incurred in the future with regard to the SEC’s investigation.  It is also possible that the investigation may continue to require management’s time and attention as well as accounting and legal resources, which could otherwise be devoted to the operation of our business.  Moreover, any action by the SEC against us, or members of our management, may cause us to be subject to injunctions, fines or other penalties or sanctions or result in private civil actions, loss of key personnel or other adverse consequences and may require us to devote additional time and resources to these matters.  The investigation may adversely affect our ability to obtain, and /or increase the cost of obtaining directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse affect on our business, results of operations and financial condition.  In addition, the SEC investigation and the remedies applied may affect certain of our business relationships and consequently may have an adverse effect on our business in the future.

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

The impact of recently enacted federal legislation, including healthcare reform legislation, remains uncertain.

On March 30, 2010, the Heath Care and Education Reconciliation Act of 2010 (the Reconciliation Bill) was signed into law by President Obama. The Reconciliation Bill amended the Patient Protection and Affordable Care Act (PPACA), which was singed into law on March 23, 2010. The PPACA, as amended, includes funding provisions to raise nearly $400 billion over 10 years through tax increases, including an excise tax on manufacturers of certain medical devices equal to 2.3% of the sale price of specified medical devices sold by the manufacturer. The excise tax applies to sales of certain products in the United States after December 31, 2012. While the Company is still evaluating the impact of this tax on our overall business, the excise tax will result in an increase in our tax burden, which will have a negative impact on our results of operations and cash flows beginning after December 31, 2012.

One of the principal aims of the PPACA as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The consequences of these significant coverage expansions on the sale of our products are unknown at this point.

We cannot predict the exact effect newly enacted laws or future legislation or regulations will have on demand for our products or any other effects on our business from this or other health care legislation that could be enacted at either the federal or state level.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) institutes a wide range of reforms, some of which may impact the Company. Among other things, Dodd-Frank contains significant corporate governance and executive compensation related provisions that authorize or require the SEC to adopt additional rules and regulations in these areas, such as shareholder “say on pay” voting and proxy access. The impact of these provisions on the Company’s business is uncertain.

ITEM 6. EXHIBITS

10.1
Credit Agreement, dated November 3, 2010, among Symmetry Medical Inc. as borrower, JPMorgan Chase Bank, N.A. as Administrative Agent, the lenders identified on the signature pages thereto, Wells Fargo Bank, National Association as Syndication Agent and Fifth Third Bank, Bank of America, N.A. and PNC Bank National Association as Co-Documentation Agents (incorporated by reference to EX-99.1 to our Form 8-K filed November 9, 2010).

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

November 10, 2010