Form 10-Q
period 2011-04-02
Symmetry Medical Inc.
filed 2011-05-06
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

The number of shares outstanding of the registrant’s common stock as of May 6, 2011 was 36,372,945 shares.

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

We also refer you to and believe that you should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” portions of our Annual Report for fiscal 2010 on Form 10-K, as well as in other reports which we file with the Securities and Exchange Commission, to better understand the risks and uncertainties that are inherent in our business and in owning our securities. These reports are available publicly on the SEC website, www.sec.gov, and on our website, www.symmetrymedical.com.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYMMETRY MEDICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 2,	January 1,
	2011	2011
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$17,633	$15,067
Accounts receivable, net	51,514	50,457
Inventories	74,992	70,373
Refundable income taxes	1,681	1,911
Deferred income taxes	4,970	4,597
Other current assets	4,280	3,281

Total current assets	155,070	145,686
Property and equipment, net	108,416	107,879
Goodwill	154,658	154,218
Intangible assets, net of accumulated amortization	39,052	39,601
Other assets	3,406	2,570

Total Assets	$460,602	$449,954

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$26,495	$23,097
Accrued wages and benefits	9,657	6,808
Other accrued expenses	4,911	3,881
Accrued income taxes	307	233
Revolving line of credit	4,646	3,692
Current portion of capital lease obligations	452	454
Current portion of long-term debt	1,444	1,397

Total current liabilities	47,912	39,562
Accrued income taxes	6,588	6,564
Deferred income taxes	17,463	17,692
Capital lease obligations, less current portion	2,321	2,418
Long-term debt, less current portion	84,000	87,349

Total Liabilities	158,284	153,585

Shareholders' Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued April 2, 2011—36,368; January 1, 2011—35,950	4	4
Additional paid-in capital	281,191	279,592
Retained earnings	15,610	14,248
Accumulated other comprehensive income	5,513	2,525

Total Shareholders' Equity	302,318	296,369

Total Liabilities and Shareholders' Equity	$460,602	$449,954

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data; Unaudited)

	Three Months Ended
	April 2,	April 3,
	2011	2010

Revenue	$95,778	$84,494
Cost of revenue	76,455	67,458
Gross profit	19,323	17,036
Selling, general and administrative expenses	15,616	12,604
Facility closure and severance costs	584	520
Operating Income	3,123	3,912

Other (income)/expense:
Interest expense	883	1,563
Derivatives valuation gain	-	(308)
Other	200	181
Income before income taxes	2,040	2,476
Income tax expense	678	845
Net income	$1,362	$1,631

Net income per share:
Basic	$0.04	$0.05
Diluted	$0.04	$0.05

Weighted average common shares and equivalent shares outstanding:
Basic	35,528	35,442
Diluted	35,991	35,729

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands; Unaudited)

	Three Months Ended
	April 2,	April 3,
	2011	2010

Operating activities
Net income	$1,362	$1,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,583	4,453
Amortization	694	733
Net (gain) loss on sale of assets	36	(42)
Deferred income tax provision	(578)	(265)
Stock-based compensation	1,600	299
Derivative valuation gain	-	(308)
Foreign currency transaction (gain) loss	(508)	338
Change in operating assets and liabilities:
Accounts receivable	(454)	(8,774)
Other assets	(1,794)	(1,100)
Inventories	(4,117)	745
Current income taxes	291	541
Accounts payable	3,035	3,993
Accrued expenses and other	4,375	434

Net cash provided by operating activities	8,525	2,678

Investing activities
Purchases of property and equipment	(4,021)	(3,610)
Proceeds from the sale of property and equipment	30	595

Net cash used in investing activities	(3,991)	(3,015)

Financing activities
Proceeds from revolving credit agreement borrowings	5,000	7,146
Payments on revolving credit agreement borrowings	(8,000)	(5,146)
Proceeds from (payments on) short term borrowings, net	901	(2,163)
Issuance of bank term loan	-	2,711
Payments on bank term loans and capital lease obligations	(470)	(5,240)

Net cash used in financing activities	(2,569)	(2,692)
Effect of exchange rate changes on cash	601	(730)

Net increase (decrease) in cash and cash equivalents	2,566	(3,759)
Cash and cash equivalents at beginning of period	15,067	14,219

Cash and cash equivalents at end of period	$17,633	$10,460

Supplemental disclosures:
Cash paid for interest	$968	$1,365

Cash paid for income taxes	$960	$573

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data; Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Symmetry Medical Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation.  The Corporation is a global supplier of integrated products consisting primarily of surgical implants, instruments and cases to orthopedic and other medical device companies.

The condensed consolidated financial statements of the Corporation have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments of a normal recurring nature considered necessary to present fairly the consolidated financial position of the Corporation, its results of operations and cash flows. The Corporation’s results are subject to seasonal fluctuations. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements included herein should be read in conjunction with the fiscal year 2010 consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for fiscal year 2010.

The Corporation’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2011 is a 52 week year ending December 31, 2011.  The Corporation’s interim quarters for 2011 are 13 weeks long and quarter-end dates have been set as April 2, 2011, July 2, 2011 and October 1, 2011. Fiscal year 2010 was a 52 week year (ending January 1, 2011). The Corporation’s interim quarters for 2010 were 13 weeks long, ending April 3, 2010, July 3, 2010 and October 2, 2010. References in these condensed consolidated financial statements to the three months ended refer to these financial periods, respectively.  The Corporation has evaluated subsequent events up through the time of filing with the SEC for the quarter ended April 2, 2011.

2. Inventories

Inventories consist of the following:

	April 2,	January 1,
	2011	2011
	(unaudited)
Raw material and supplies	$15,075	$14,407
Work-in-process	33,959	31,739
Finished goods	25,958	24,227

	$74,992	$70,373

3. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	April 2,	January 1,
	2011	2011
	(unaudited)
Land	$6,550	$6,412
Buildings and improvements (20 to 40 years)	41,838	41,152
Machinery and equipment (5 to 15 years)	144,338	144,626
Office equipment (3 to 5 years)	15,195	13,959
Construction-in-progress	8,506	7,276

	216,427	213,425
Less accumulated depreciation	(108,011)	(105,546)

	$108,416	$107,879

4. Intangible Assets

Intangible assets were acquired in connection with our business acquisitions. As of April 2, 2011, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Acquired technology and patents	10 years	$2,338	$(1,324)	$1,014
Acquired customers	18 years	42,584	(12,323)	30,261
Non-compete agreements	5 years	596	(479)	117
Intangible assets subject to amortization	17 years	45,518	(14,126)	31,392

Proprietary processes	Indefinite			3,570
Trademarks	Indefinite			4,090
Indefinite-lived intangible assets, other than goodwill				7,660

Total				$39,052

As of January 1, 2011, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Acquired technology and patents	10 years	$2,324	$(1,284)	$1,040
Acquired customers	18 years	42,503	(11,669)	30,834
Non-compete agreements	5 years	590	(442)	148
Intangible assets subject to amortization	17 years	45,417	(13,395)	32,022

Proprietary processes	Indefinite			3,525
Trademarks	Indefinite			4,054
Indefinite-lived intangible assets, other than goodwill				7,579

Total				$39,601

5. Segment Reporting

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

Revenue to External Customers:
	Three Months Ended
	April 2,	April 3,
	2011	2010
	(unaudited)
United States	$70,131	$60,710
Ireland	6,761	8,095
United Kingdom	7,767	7,179
Other foreign countries	11,119	8,510

Total net revenues	$95,778	$84,494

5. Segment Reporting (Continued)

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. Revenue from customers of the Corporation which individually account for 10% or more of the Corporation’s revenue is as follows:

Three months ended April 2, 2011— Two customers represented approximately 34.3% and 10.4% of revenue, respectively.

Three months ended April 3, 2010— Two customers represented approximately 34.2% and 10.6% of revenue, respectively.

Revenue by Product Category:

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenues from aerospace products are included in the “other” category.

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(unaudited)
Instruments	$39,204	$31,625
Implants	27,227	28,212
Cases	23,197	18,818
Other	6,150	5,839

Total net revenues	$95,778	$84,494

6. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(unaudited)
Earnings per share - Basic:
Net income	$1,362	$1,631
Less: Undistributed earnings allocated to nonvested stock	(11)	(15)
Income available to common shares - Basic	1,351	1,616

Weighted-average common shares outstanding - Basic	35,528	35,442

Earnings per share - Basic	$0.04	$0.05

Earnings per share - Diluted:
Net income	$1,362	$1,631
Less: Undistributed earnings allocated to nonvested stock	-	(2)
Income available to common shares - Diluted	1,362	1,629

Weighted-average common shares outstanding - Basic	35,528	35,442
Effect of dilution	463	287
Weighted-average common shares outstanding - Diluted	35,991	35,729

Earnings per share - Diluted	$0.04	$0.05

As of April 2, 2011 and April 3, 2010, the diluted weighted average share calculations do not include performance based restricted stock awarded in 2011 totaling 266 shares and in 2010 totaling 66 shares , respectively, due to the  respective measurement period not being complete.

7. Commitments and Contingencies

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

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of cobalt chrome and titanium through December 2012.  Based on contractual pricing at April 2, 2011, the minimum purchase obligations total $9,420.  Purchases under cobalt chrome and titanium contracts total approximately $3,479 for the three month period ended April 2, 2011.  These purchases are not in excess of our forecasted requirements.

8. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income, gains (losses) resulting from currency translations of foreign entities and unrealized losses on our derivative designated as a hedge. Comprehensive income (loss) consists of the following:

	Three Months Ended
	April 2,	April 3,
	2011	2010
	(unaudited)

Net Income	$1,362	$1,631
Foreign currency translation adjustments	2,988	(4,247)
Derivative, net of tax benefit (1)	-	(92)

Comprehensive income (loss)	$4,350	$(2,708)

(1)      Unrealized losses are net of tax benefits of $61 for the three month period ended April 3, 2010.

9.    Facility Consolidation and Severance Costs

Results of Operations include net pre-tax charges of $584 and $520 for the three months ended April 2, 2011 and April 3, 2010, respectively, associated with employee cost reduction and efficiency actions including the consolidation of our Auburn, ME facility and employee severance.  For the period ended April 2, 2011, these costs are comprised of $584 of severance costs compared to $333 of severance costs, plus $187 of moving expenses for the period ended April 3, 2010.  As of April 2, 2011 and January 1, 2011, severance accruals related to these cost reduction and efficiency actions totaled $523 and nil, respectively, and are included in other accrued liabilities in the consolidated balance sheets.  The increase in the accrual since January 1, 2011 represents severance charges incurred but not paid during the first quarter of 2011.  These costs are expected to be paid through April 2012.

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

During the first quarter 2011, our revenue increased $11.3 million, or 13.4%, compared to the first quarter 2010.  This increase was primarily driven by increased customer demand in the instrument and cases product lines, in addition to favorable foreign currency exchange rate impacts of $0.4 million for all products.   During the first quarter, our combined five largest OEM customers increased revenue by 21.2% primarily driven by the timing of their various product launches.  Our overall revenue in the first quarter 2011 decreased by $0.2 million over the fourth quarter 2010.

Despite the current economy and lower than historical levels of surgical implant procedure growth, which adversely impacts customer demand, we continue to be optimistic about the future as the larger OEMs are increasingly focused on improving their supply chains.  This will result in fewer suppliers who in turn will be expected to provide a wider range of services coupled with high quality and reduced overall costs.  We believe that we are well positioned to benefit from increased OEM outsourcing and consolidation of suppliers.

Our core business strategy is built around our business model which leverages our global resources to expand our leadership position within the orthopedic sector as well as to diversify within related medical markets. In the non-orthopedic sector, we are expanding our core strategy by adding new distribution channels to reach even more end-users of medical instruments, containers and related products. Using this strategy, we strive to provide the best possible customer experience by offering superior value; the highest-quality new technology; customized services; superior support; and the combination of our products and services into our Total Solutions® offering. Historically, our growth has been driven organically from our core businesses as well as acquisitions designed to augment select areas of our business with more products, services, and technology.

First Quarter Results of Operations

Revenue.   Revenue for the three month period ended April 2, 2011 increased $11.3 million, or 13.4%, to $95.8 million from $84.5 million for the comparable 2010 period.  Revenue for each of our principal product categories in these periods was as follows:

Product Category	Three Months Ended
	April 2,	April 3,
	2011	2010
	(unaudited)
Instruments	$39.2	$31.6
Implants	27.2	28.2
Cases	23.2	18.8
Other	6.2	5.9

Total	$95.8	$84.5

The $11.3 million, or 13.4%, increase in revenue resulted from increased demand within our instruments, cases, and other product lines, in addition to favorable foreign currency exchange rate fluctuations of $0.4 million.  These improvements were partially offset by lower demand in our implants product line. Overall, we experienced higher revenues of 21.2% from our five largest OEM customers which drove the increase in revenue.  Instrument revenue increased $7.6 million. This increase was primarily driven by higher revenue from our top five largest OEM customers related to improved demand of customer launches.  Additionally, our hospital direct distribution revenues accounted for $1.1 million of the increase in instrument revenues. Implant revenue decreased $1.0 million, driven by decreased revenue from our top five largest OEM customers, partially offset by favorable foreign currency exchange rate fluctuations of $0.2 million. Case revenue increased $4.4 million due to increased revenue from our top five largest OEM customers related to improved demand of customer launches.  Other product revenue increased $0.3 million primarily driven by favorable foreign currency exchange rate fluctuations of $0.2 million.

Gross Profit.  Gross profit for the three month period ended April 2, 2011 increased $2.3 million, or 13.4%, to $19.3 million from $17.0 million for the comparable 2010 period driven by the increase in revenue. Gross margin as a percentage of revenue remained flat at 20.2% for the first quarter 2011 and 2010.  Gross margin remained flat due to an increase in employee compensation of 18% that was driven primarily by increases in overtime incurred and headcount levels to meet customer delivery requirements and increased production levels.

Selling, General and Administrative Expenses.  For the three month period ended April 2, 2011, selling, general and administrative expenses (“SG&A”) were $15.6 million compared with the three month period ended April 3, 2010 of $12.6 million. The increase was primarily driven by increased employee compensation and benefits associated with the previously announced hiring of our new chief executive officer and transition related expenditures as well as higher research and development expense, increased direct sales activities at our SSI distribution unit, and  higher sales commission expense.

Facility Consolidation and Severance Costs.  Results of Operations include pre-tax charges of $0.6 million and $0.5 million for the three months ended April 2, 2011 and April 3, 2010, respectively, associated with employee cost reduction and efficiency actions, the consolidation of our Auburn, ME facility and employee severance costs.  For the three month period ended April 2, 2011, these costs are comprised of $0.6 million of severance costs compared to $0.3 million of severance costs in addition to $0.2 million associated with moving costs for the period ended April 3, 2010.  As of April 2, 2011, severance accruals related to these cost reduction and efficiency actions totaled $0.5 million and were included in other accrued liabilities in the consolidated balance sheets.

Other (Income) Expense.  Interest expense for the three month period ended April 2, 2011 decreased $0.7 million, or 43.5%, to $0.9 million from $1.6 million for the comparable period in 2010. This decrease is attributable to the settlement of our interest rate swap agreement in November 2010 in connection with our debt refinancing activities.  The derivative gain in the first quarter 2010 consists of a gain on interest rate swap valuation of $0.3 million related to our interest rate swap that had not been designated as a hedge. We had no outstanding swap agreements during the first quarter 2011. Other income for the three month period ended April 2, 2011 remained consistent with the same period in 2010 due to comparable foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Provision for Income Taxes. Our effective tax rate was 33.2% for the three month period ended April 2, 2011 as compared to 34.1% for the three month period ended April 3, 2010. Provision for income taxes decreased by $0.1 million, or 19.8%, to $0.7 million for the three month period ended April 2, 2011 from $0.8 million for the comparable 2010 period primarily due to a $0.4 million decrease in pre-tax income.   Our effective tax rate in 2011 differed from the U.S. Federal statutory rate of 35% primarily due to state taxes and the favorable impact of foreign income taxes as we benefited from an increase in income earned in foreign jurisdictions in 2011 where the statutory tax rate is lower than the Federal statutory rate.

Liquidity and Capital Resources

Liquidity

Our principal sources of liquidity in the three month period ended April 2, 2011 were cash generated from operations.  Principal uses of cash in the three month period ended April 2, 2011 included capital expenditures and debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions.

We believe our cash resources will permit us to stay committed to our strategic plan of increasing our share in the orthopedic market and expanding into other medical device segments and growing the business.

Operating Activities.  Operating activities generated cash of $8.5 million in the three month period ended April 2, 2011 compared to $2.7 million for the three month period ended April 3, 2010, an increase of $5.8 million.  The increase in cash from operations is primarily a result of a reduction in working capital.  Net cash provided by working capital for the three month period ended April 2, 2011 was $5.5 million higher than the comparable 2010 period.

Investing Activities.  Capital expenditures of $4.0 million were $0.4 million higher in the three month period ended April 2, 2011 compared to the three month period ended April 3, 2010.

Financing Activities.  Financing activities used $2.6 million of cash in the three month period ended April 2, 2011 compared to $2.7 million in the three month period ended April 3, 2010, due primarily to payments on bank term loans, capital leases and our revolving credit agreement.

Capital Expenditures

Capital expenditures totaled $4.0 million for the three months ended April 2, 2011, compared to $3.6 million for the three month period ended April 3, 2010. Expenditures were primarily for increased automation and replacement of existing equipment to more adequately meet customer demands. We expect to continue expansion and capability enhancement efforts in our Malaysia and Ireland facilities during 2011.

Debt and Credit Facilities

As of April 2, 2011, we had an aggregate of approximately $92.9 million of outstanding indebtedness, which consisted of an aggregate of $84.0 million of borrowings under our revolving credit agreement; $1.4 million of borrowings under our UK asset-based 24-month term note; $4.7 million of borrowings under our Malaysia short-term credit facility; and $2.8 million of capital lease obligations. We had two outstanding letters of credit as of April 2, 2011 in the amounts of $5.0 million and $0.2 million.

In March 2010, our Sheffield, UK unit obtained a £3.0 million facility, comprised of a 24-month asset-based term note and short-term revolver facility. The term note matures in March 2012 with monthly payments plus interest at 2.75% per year.  The short-term revolver is due on demand and accrues interest at 3.50% per year.  As of April 2, 2011, $1.4 million was outstanding on the term loan and there were no borrowings on the short-term revolver.  The term note and revolver are secured by certain assets of our Sheffield, UK unit, which had a net book value of approximately $5.5 million as of April 2, 2011.

Our revolving credit agreement contains various financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA and minimum fixed charges ratio of EBITDA and a $10.0 million letter of credit sublimit. We were in compliance with these covenants under the senior credit facility as of April 2, 2011.

We believe that cash flow from operating activities and borrowings under our revolving credit agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of April 2, 2011.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(In Millions)
Long-term debt obligations (1)	$85.4	$1.4	$-	$84.0	$-
Capital lease obligations	4.7	0.7	2.6	1.4	-
Operating lease obligations	6.1	1.7	3.3	0.7	0.4
Purchase obligations (2)	10.5	7.7	2.8	-	-

Total	$106.7	$11.5	$8.7	$86.1	$0.4

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

This table does not include liabilities for unrecognized tax benefits of $6.6 million as reasonable estimates could not be made regarding the timing of future cash outflows associated with those liabilities.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the revolving credit agreement. We had two letters of credit outstanding as of April 2, 2011 in the amounts of $5.0 million and $0.2 million.

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

We incurred minimal capital expenditures for environmental, health and safety in the three month periods ended April 2, 2011 and April 3, 2010

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended January 1, 2011, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the three months ended April 2, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011. Our exposure to these risks, at the end of the first quarter covered by this report, has not changed materially since January 1, 2011.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 2, 2011.

(b)   Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)   Other Matters

The Corporation is in the process of integrating its multiple facilities into its existing Enterprise Resource Planning (ERP) platform.  An ERP system is a fully-integrated set of programs and databases that incorporate order processing, production planning and scheduling, purchasing, accounts receivable and inventory management and accounting.  In connection with this ERP consolidation, the Corporation will update its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.  The Corporation does not believe that this ERP system consolidation will have an adverse effect on the Corporation’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION

The Corporation finalized discussions regarding Michael Curtis’ recent separation from the Corporation as announced and filed on Form 8-K on April 20, 2011. The Corporation intends to adhere to the terms of his employment agreement, which was entered into on May 4, 2010 and is Exhibit 10.47 to our Form 10-Q filed on May 11, 2010.

ITEM 6. EXHIBITS

10.60+	Form of Restricted Stock Agreement (Key Employees) issued under Amendment No. 1 to the Amended and Restated Equity Incentive Plan*

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed concurrently herewith.
+ Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYMMETRY MEDICAL INC.

	By	/s/ Thomas J. Sullivan
Thomas J. Sullivan,
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Fred L. Hite
Fred L. Hite,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

May 6, 2011