Form 10-Q
period 2011-07-02
Symmetry Medical Inc.
filed 2011-08-09
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

The number of shares outstanding of the registrant’s common stock as of August 5, 2011 was 36,323,780 shares.

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

PART I FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 2,	January 1,
	2011	2011
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$16,393	$15,067
Accounts receivable, net	54,384	50,457
Inventories	77,953	70,373
Refundable income taxes	3,222	1,911
Deferred income taxes	4,925	4,597
Other current assets	4,584	3,281

Total current assets	161,461	145,686
Property and equipment, net	106,971	107,879
Goodwill	155,595	154,218
Intangible assets, net of accumulated amortization	38,323	39,601
Other assets	3,631	2,570

Total Assets	$465,981	$449,954

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$23,804	$23,097
Accrued wages and benefits	9,730	6,808
Other accrued expenses	6,048	3,881
Accrued income taxes	682	233
Deferred income taxes	28	-
Revolving line of credit	6,251	3,692
Current portion of capital lease obligations	482	454
Current portion of long-term debt	1,081	1,397

Total current liabilities	48,106	39,562
Accrued income taxes	6,664	6,564
Deferred income taxes	17,481	17,692
Capital lease obligations, less current portion	2,179	2,418
Long-term debt, less current portion	82,834	87,349

Total Liabilities	157,264	153,585

Shareholders' Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued July 2, 2011—36,286; January 1, 2011—35,950	4	4
Additional paid-in capital	281,327	279,592
Retained earnings	19,785	14,248
Accumulated other comprehensive income	7,601	2,525

Total Shareholders' Equity	308,717	296,369

Total Liabilities and Shareholders' Equity	$465,981	$449,954

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data; Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Revenue	$94,721	$88,824	$190,499	$173,318
Cost of revenue	72,493	68,461	148,948	135,919
Gross profit	22,228	20,363	41,551	37,399
Selling, general and administrative expenses	13,014	12,272	28,630	24,876
Facility closure and severance costs	1,689	340	2,273	860
Operating Income	7,525	7,751	10,648	11,663

Other (income)/expense:
Interest expense	907	1,498	1,790	3,061
Derivatives valuation gain	-	(480)	-	(788)
Other	551	(100)	751	81
Income before income taxes	6,067	6,833	8,107	9,309
Income tax expense	1,892	2,354	2,570	3,199
Net income	$4,175	$4,479	$5,537	$6,110

Net income per share:
Basic	$0.12	$0.13	$0.15	$0.17
Diluted	$0.12	$0.13	$0.15	$0.17

Weighted average common shares and equivalent shares outstanding:
Basic	35,540	35,448	35,507	35,445
Diluted	35,990	35,807	35,963	35,768

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands; Unaudited)

	Six Months Ended
	July 2,	July 3,
	2011	2010

Operating activities
Net income	$5,537	$6,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,228	9,028
Amortization	1,416	1,464
Net (gain) loss on sale of assets	55	95
Deferred income tax provision	(401)	15
Stock-based compensation	1,641	233
Derivative valuation gain	-	(788)
Foreign currency transaction (gain) loss	(448)	65
Change in operating assets and liabilities:
Accounts receivable	(3,134)	(8,411)
Other assets	(2,311)	(904)
Inventories	(6,985)	(5,443)
Current income taxes	(873)	(786)
Accounts payable	257	6,884
Accrued expenses and other	5,907	519

Net cash provided by operating activities	9,889	8,081

Investing activities
Purchases of property and equipment	(7,203)	(6,258)
Proceeds from the sale of property and equipment	72	595

Net cash used in investing activities	(7,131)	(5,663)

Financing activities
Proceeds from revolving credit agreement borrowings	16,115	15,013
Payments on revolving credit agreement borrowings	(20,281)	(11,076)
Proceeds from (payments on) short term borrowings, net	2,473	(1,470)
Issuance of bank term loan		2,711
Payments on bank term loans and capital lease obligations	(951)	(10,808)
Proceeds from the issuance of common stock	79	99

Net cash used in financing activities	(2,565)	(5,531)
Effect of exchange rate changes on cash	1,133	(1,335)

Net increase (decrease) in cash and cash equivalents	1,326	(4,448)
Cash and cash equivalents at beginning of period	15,067	14,219

Cash and cash equivalents at end of period	$16,393	$9,771

Supplemental disclosures:
Cash paid for interest	$1,616	$2,703

Cash paid for income taxes	$3,779	$3,165

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Data; Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Symmetry Medical Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation).  The Corporation is a global supplier of integrated products consisting primarily of surgical implants, instruments and cases to orthopedic and other medical device companies.

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

The Corporation’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2011 is a 52 week year ending December 31, 2011.  The Corporation’s interim quarters for 2011 are 13 weeks long and quarter-end dates have been set as April 2, 2011, July 2, 2011 and October 1, 2011. Fiscal year 2010 was a 52 week year (ending January 1, 2011). The Corporation’s interim quarters for 2010 were 13 weeks long, ending April 3, 2010, July 3, 2010 and October 2, 2010. References in these condensed consolidated financial statements to the three months ended refer to these financial periods, respectively.  The Corporation has evaluated subsequent events up through the time of filing with the SEC for the quarter ended July 2, 2011.

2. Inventories

Inventories consist of the following:

	July 2,	January 1,
	2011	2011
	(unaudited)
Raw material and supplies	$14,968	$14,407
Work-in-process	33,654	31,739
Finished goods	29,331	24,227

	$77,953	$70,373

3. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	July 2,	January 1,
	2011	2011
	(unaudited)
Land	$6,541	$6,412
Buildings and improvements (20 to 40 years)	41,969	41,152
Machinery and equipment (5 to 15 years)	147,804	144,626
Office equipment (3 to 5 years)	15,819	13,959
Construction-in-progress	7,353	7,276

	219,486	213,425
Less accumulated depreciation	(112,515)	(105,546)

	$106,971	$107,879

4. Intangible Assets

Intangible assets were acquired in connection with our business acquisitions. As of July 2, 2011, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Acquired technology and patents	10 years	$2,337	$(1,381)	$956
Acquired customers	18 years	42,579	(12,954)	29,625
Non-compete agreements	5 years	596	(509)	87
Intangible assets subject to amortization	17 years	45,512	(14,844)	30,668

Proprietary processes	Indefinite			3,567
Trademarks	Indefinite			4,088
Indefinite-lived intangible assets, other than goodwill				7,655

Total				$38,323

As of January 1, 2011, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Acquired technology and patents	10 years	$2,324	$(1,284)	$1,040
Acquired customers	18 years	42,503	(11,669)	30,834
Non-compete agreements	5 years	590	(442)	148
Intangible assets subject to amortization	17 years	45,417	(13,395)	32,022

Proprietary processes	Indefinite			3,525
Trademarks	Indefinite			4,054
Indefinite-lived intangible assets, other than goodwill				7,579

Total				$39,601

5. New Accounting Pronouncements

Presentation of Comprehensive Income: In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.  2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.   This standard will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The adoption of ASU 2011-05 will not have an impact on the Corporation’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

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

6. Segment Reporting (Continued)

Revenue to External Customers:
	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
United States	$67,621	$66,218	$137,751	$126,928
Ireland	5,848	8,418	12,610	16,513
United Kingdom	7,793	6,563	15,560	13,743
Other foreign countries	13,459	7,625	24,578	16,134

Total net revenues	$94,721	$88,824	$190,499	$173,318

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. Revenue from customers of the Corporation which individually account for 10% or more of the Corporation’s revenue is as follows:

Three months ended July 2, 2011 – Two customers represented approximately 31.4% and 11.3% of revenue, respectively.

Six months ended July 2, 2011 – Two customers represented approximately 32.8% and 10.4% of revenue, respectively.

Three months ended July 3, 2010 – Two customers represented approximately 31.0% and 11.9% of revenue, respectively

Six months ended July 3, 2010 – Two customers represented approximately 32.6% and 11.3% of revenue, respectively

Revenue by Product Category:

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenues from aerospace products are included in the “other” category.

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Instruments	$37,806	$35,444	$77,010	$67,069
Implants	26,474	28,514	53,701	56,726
Cases	24,795	19,814	47,992	38,632
Other	5,646	5,052	11,796	10,891

Total net revenues	$94,721	$88,824	$190,499	$173,318

7. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Earnings per share - Basic:
Net income	$4,175	$4,479	$5,537	$6,110
Less: Undistributed earnings allocated to nonvested stock	(31)	(41)	(44)	(57)
Income available to common shares - Basic	4,144	4,438	5,493	6,053

Weighted-average common shares outstanding - Basic	35,540	35,448	35,507	35,445

Earnings per share - Basic	$0.12	$0.13	$0.15	$0.17

Earnings per share - Diluted:
Net income	$4,175	$4,479	$5,537	$6,110
Less: Undistributed earnings allocated to nonvested stock	-	-	-	(2)
Income available to common shares - Diluted	4,175	4,479	5,537	6,108

Weighted-average common shares outstanding - Basic	35,540	35,448	35,507	35,445
Effect of dilution	450	359	456	323
Weighted-average common shares outstanding - Diluted	35,990	35,807	35,963	35,768

Earnings per share - Diluted	$0.12	$0.13	$0.15	$0.17

The diluted weighted average share calculations for the three and six months ended July 2, 2011 and July 3, 2010 do not include performance based restricted stock awarded in 2011 totaling 256 shares and in 2010 totaling 66 shares, respectively, due to the respective measurement period not being complete.

8. Commitments and Contingencies

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

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of cobalt chrome and titanium through December 2012.  Based on contractual pricing at July 2, 2011, remaining minimum purchase obligations total $6,116.  Purchases under cobalt chrome and titanium contracts total approximately $6,784 for the six month period ended July 2, 2011.  These purchases are not in excess of our forecasted requirements.

9. Comprehensive Income

Comprehensive income is comprised of net income, gains (losses) resulting from currency translations of foreign entities and unrealized gains (losses) on our derivative designated as a hedge.  Comprehensive income consists of the following:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Net Income	$4,175	$4,479	$5,537	$6,110
Foreign currency translation adjustments	2,088	(1,765)	5,076	(6,013)
Derivative, net of tax benefit (1)	-	28	-	(64)

Comprehensive income	$6,263	$2,742	$10,613	$33

(1)	Unrealized gains (losses) are net of tax (expenses)/benefits of $(18) for the three month period ended July 3, 2010 and $44 for the six month period ended July 3, 2010.

10.    Facility Consolidation and Severance Costs

Results of Operations include pre-tax charges of $1,689 and $340 for the three months ended July 2, 2011 and July 3, 2010, respectively, and $2,273 and $860 for the six months then ended, associated with employee cost reduction and efficiency actions including the consolidation of our Auburn, ME facility and employee severance.  For the three month period ended July 2, 2011, these costs are comprised of $1,689 of severance costs compared to $258 of severance costs, plus $82 of moving expenses for the period ended July 3, 2010.  For the six month period ended July 2, 2011, these costs are comprised of $2,273 of severance costs compared to $591 of severance costs and an additional $269 of moving expenses for the period ended July 3, 2010.  As of July 2, 2011 and January 1, 2011, severance accruals related to these cost reduction and efficiency actions totaled $1,307 and nil, respectively, and are included in other accrued expenses in the consolidated balance sheets.  The increase in the accrual since January 1, 2011 represents severance charges incurred but not paid during the first or second quarter of 2011.  These costs are expected to be paid through June 2012.

11.  Subsequent Events

On August 3, 2011, the Corporation entered into a definitive agreement with PSC Industries, Inc., (“PSC”) for the purchase of all the assets of PSC’s Olsen Medical division, located in Louisville, Kentucky (the “Agreement”).  Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories.  The Company’s products are primarily sold in the United States and internationally through distributors.  The consideration to be paid is $11,000 in cash, subject to certain post-closing adjustments.  The purchase is subject to certain pre-closing conditions that must be satisfied.  Our targeted closing date is August 15, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In millions)

Business Overview

Symmetry Medical Inc. is a leading global source of innovative medical device solutions, including orthopedic implants, surgical instruments, and sterilization cases and trays.  The Corporation’s nearly 3,000 teammates provide design, development and worldwide production capabilities for these products to customers in the orthopedic industry, other medical device markets, and specialized non-healthcare markets.  Symmetry’s trusted reputation and brands,  intellectual property portfolio and commitment to innovation enable it to collaborate with hundreds of global medical device manufacturers as well as thousands of hospitals to provide solutions for today’s needs and tomorrow’s growth.

We offer our customers Total Solutions® for complete implant systems - implants, instruments and cases. Our revenue is primarily derived from the sale of implants, instruments, and cases separately, instruments and cases together, and from the sale of complete implant systems which include the implants, instruments and cases.  We expect our Total Solutions® offering will provide us with growth opportunities and increase the relative percentage of value added products that we supply to our customers.

During the second quarter 2011, our revenue increased $5.9 million, or 6.6%, compared to the second quarter 2010.  This increase was primarily driven by our focus to meet customer delivery requirements and increased customer demand in the cases and instruments product lines, respectively, in addition to favorable foreign currency exchange rate impacts of $2.5 million for all products.   During the second quarter 2011, our combined five largest OEM customers increased revenue by 3.0% compared to the second quarter 2010 primarily driven by the timing of their various product launches.  Our overall revenue in the second quarter 2011 decreased by $1.1 million from the first quarter 2011.

Despite the current economy and lower than historical levels of surgical implant procedure growth, which adversely impacts customer demand, we continue to be optimistic about the long-term future as the larger OEMs are increasingly focused on improving their supply chains.  This will result in fewer suppliers who in turn will be expected to provide a wider range of services coupled with high quality and reduced overall costs.  We believe that we are well positioned to benefit from increased OEM outsourcing and the consolidation of suppliers.

Our strategic plan calls for continued growth to be derived from three distinct but synergistic areas:

1. Growth in excess of market as a leading provider of products and solutions to the world’s leading orthopedic companies through innovation and share gain.

2. Expansion as a supplier into adjacent medical device markets where we can leverage our manufacturing capabilities, customer presence, and our quality and regulatory expertise.

3. Expansion of our non-orthopedic hospital direct distribution business through product portfolio extensions as well as geographic expansion domestically and abroad.

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

Second Quarter Results of Operations

Revenue.   Revenue for the three month period ended July 2, 2011 increased $5.9 million, or 6.6%, to $94.7 million from $88.8 million for the comparable 2010 period.  Revenue for each of our principal product categories in these periods was as follows:

Product Category	Three Months Ended
	July 2,	July 3,
	2011	2010
	(unaudited)
Instruments	$37.8	$35.4
Implants	26.5	28.5
Cases	24.8	19.8
Other	5.6	5.1

Total	$94.7	$88.8

The $5.9 million, or 6.6%, increase in revenue resulted from increased demand within our instruments, cases, and other product lines, in addition to favorable foreign currency exchange rate fluctuations of $2.5 million.  These improvements were partially offset by lower demand in our implants product line. Overall, we experienced higher revenues of 3.0% from our five largest OEM customers as well as demand from our other customers as we increase our diversification.  Instrument revenue increased $2.4 million. This increase was driven by higher revenue from our top five largest OEM customers related to improved demand and timing of customer launches.  Implant revenue decreased $2.0 million, driven by decreased revenue from our top five largest OEM customers as they experience softer demand and worked through excess inventory levels. Additionally, we experienced decreased revenue from another customer due to a decrease in demand and the timing of product launches. These decreases were partially offset by favorable foreign currency exchange rate fluctuations of $0.9 million. The $5.0 million increase in case revenue is reflective of our focus to meet customer delivery requirements, as well as expanded diversification as revenue from our top five largest OEM customers only represented $1.2 million of the increase in revenue. Other product revenue increased $0.6 million primarily driven by favorable foreign currency exchange rate fluctuations of $0.4 million.

Gross Profit.  Gross profit for the three month period ended July 2, 2011 increased $1.9 million, or 9.2%, to $22.2 million from $20.4 million for the comparable 2010 period driven by the increase in revenue. Gross margin as a percentage of revenue was 23.5% for the second quarter 2011 compared to 22.9% in the same period last year.  Gross margin increased due to the 6.6% increase in revenue resulting in improved overhead efficiencies partially offset by an increase in employee compensation of 12% that was driven primarily by increases in overtime incurred and headcount levels to meet customer delivery requirements and increased production levels.

Selling, General and Administrative Expenses.  For the three month period ended July 2, 2011, selling, general and administrative expenses (“SG&A”) were $13.0 million compared with the three month period ended July 3, 2010 of $12.3 million. The increase was primarily driven by increased employee compensation and benefits associated with the previously announced hiring of a new chief executive officer and transition related expenditures as well as higher research and development expense.

Facility Consolidation and Severance Costs.  Results of Operations include pre-tax charges of $1.7 million and $0.3 million for the three months ended July 2, 2011 and July 3, 2010, respectively, associated with employee cost reduction and efficiency actions, the consolidation of our Auburn, ME facility and employee severance costs.  For the three month period ended July 2, 2011, these costs are comprised of $1.7 million of severance costs compared to $0.2 million of severance costs in addition to $0.1 million associated with moving costs for the period ended July 3, 2010.  As of July 2, 2011, severance accruals related to these cost reduction and efficiency actions totaled $1.3 million and were included in other accrued expenses in the consolidated balance sheets.

Other (Income) Expense.  Interest expense for the three month period ended July 2, 2011 decreased $0.6 million, or 39.5%, to $0.9 million from $1.5 million for the comparable period in 2010. This decrease is attributable to the settlement of our interest rate swap agreement in November 2010 in connection with our debt refinancing activities.  The derivative gain in the second quarter 2010 consists of a gain on interest rate swap valuation of $0.5 million related to our interest rate swap that had not been designated as a hedge. We had no outstanding swap agreements during the second quarter 2011. Other expense for the three month period ended July 2, 2011 increased $0.7 million from the comparable period in 2010, from income of $0.1 million to expense of $0.6 million, due to comparable foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Provision for Income Taxes. Our effective tax rate was 31.2% for the three month period ended July 2, 2011 as compared to 34.5% for the three month period ended July 3, 2010. Provision for income taxes decreased by $0.5 million, or 19.6%, to $1.9 million for the three month period ended July 2, 2011 from $2.4 million for the comparable 2010 period primarily due to a $0.8 million decrease in pre-tax income.   Our effective tax rate in 2011 differed from the U.S. Federal statutory rate of 35% primarily due to the favorable impact of foreign income taxes as we benefited from an increase in income earned in foreign jurisdictions in 2011 where the statutory tax rate is lower than the Federal statutory rate.

Six Months Results of Operations

Revenue.   Revenue for the six month period ended July 2, 2011 increased $17.2 million, or 9.9%, to $190.5 million from $173.3 million for the comparable 2010 period.  Revenue for each of our principal product categories in these periods was as follows:

Product Category	Six Months Ended
	July 2,	July 3,
	2011	2010
	(unaudited)
Instruments	$77.0	$67.1
Implants	53.7	56.7
Cases	48.0	38.6
Other	11.8	10.9

Total	$190.5	$173.3

The $17.2 million, or 9.9%, increase in revenue resulted from increased demand within our instruments, cases, and other product lines, in addition to favorable foreign currency exchange rate fluctuations of $2.9 million.  These improvements were partially offset by lower demand in our implants product line. Overall, we experienced higher revenues of 11.7% from our five largest OEM customers which drove the increase in revenue.  Instrument revenue increased $9.9 million. This increase was primarily driven by higher revenue from our top five largest OEM customers related to improved demand and timing of customer launches.  This increase in instrument revenue was also due to a $1.1 million increase in our hospital direct distribution revenues. Implant revenue decreased $3.0 million due to reduction in customer demand of $4.2 million primary due to reduced demand from another customer which is not one of the top five OEM customers and related to decreased customer demand from our top five largest OEM customers related to timing of launch activity.  These decreases were partially offset by favorable foreign currency exchange rate fluctuations of $1.2 million. Case revenue increased $9.4 million. This increase is reflective of our focus to meet customer delivery requirements, as well as expanded diversification as revenue from our top five largest OEM customers only represented $4.9 million of the increase in revenue.  Additionally, case revenues were impacted by favorable foreign currency exchange rate fluctuations of $0.8 million.  Our focus to meet customer delivery requirements, as well as expand our customer base also contributed to the increase in case revenue. Other product revenue increased $0.9 million primarily driven by favorable foreign currency exchange rate fluctuations of $0.6 million.

Gross Profit.  Gross profit for the six month period ended July 2, 2011 increased $4.2 million, or 11.1%, to $41.6 million from $37.4 million for the comparable 2010 period driven by the increase in revenue. Gross margin as a percentage of revenue was 21.8% for the six month period ended July 2, 2011 compared to 21.6% in the same period last year.  Gross margin increased due to the 9.9% increase in revenue  resulting in improved overhead efficiencies partially offset by an increase in employee compensation of 15% driven primarily by increases in overtime incurred and headcount levels to meet customer delivery requirements and increased production levels.

Selling, General and Administrative Expenses.  For the six month period ended July 2, 2011, selling, general and administrative expenses (“SG&A”) were $28.6 million compared with the six month period ended July 3, 2010 of $24.9 million. The increase was primarily driven by increased employee compensation and benefits associated with the previously announced hiring of a new chief executive officer and transition related expenditures as well as higher research and development expense.

Facility Consolidation and Severance Costs.  Results of Operations include pre-tax charges of $2.3 million and $0.9 million for the six months ended July 2, 2011 and July 3, 2010, respectively, associated with employee cost reduction and efficiency actions, the consolidation of our Auburn, ME facility and employee severance costs.  For the six month period ended July 2, 2011, these costs are comprised of $2.3 million of severance costs compared to $0.6 million of severance costs in addition to $0.3 million associated with moving costs for the period ended July 3, 2010.  As of July 2, 2011, severance accruals related to these cost reduction and efficiency actions totaled $1.3 million and were included in other accrued expenses in the consolidated balance sheets.

Other (Income) Expense.  Interest expense for the six month period ended July 2, 2011 decreased $1.3 million, or 41.5%, to $1.8 million from $3.1 million for the comparable period in 2010. This decrease is attributable to the settlement of our interest rate swap agreement in November 2010 in connection with our debt refinancing activities.  The derivative gain in the second quarter 2010 consists of a gain on interest rate swap valuation of $0.8 million related to our interest rate swap that had not been designated as a hedge. We had no outstanding swap agreements during the second quarter 2011. Other expense for the six month period ended July 2, 2011 increased $0.7 million from the comparable period in 2010, from $0.1 million to $0.8 million, due to comparable foreign currency exchange rate fluctuations on transactions denominated in foreign currencies

Provision for Income Taxes. Our effective tax rate was 31.7% for the six month period ended July 2, 2011 as compared to 34.4% for the six month period ended July 3, 2010. Provision for income taxes decreased by $0.6 million, or 19.7%, to $2.6 million for the six month period ended July 2, 2011 from $3.2 million for the comparable 2010 period primarily due to a $1.2 million decrease in pre-tax income.   Our effective tax rate in 2011 differed from the U.S. Federal statutory rate of 35% primarily due to the favorable impact of foreign income taxes as we benefited from an increase in income earned in foreign jurisdictions in 2011 where the statutory tax rate is lower than the Federal statutory rate.

Liquidity and Capital Resources

Liquidity

Our principal sources of liquidity in the six month period ended July 2, 2011 were cash generated from operations and borrowings under our revolving credit agreements.  Principal uses of cash in the six month period ended July 2, 2011 included increased working capital and capital expenditures as well as debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions.

We believe our cash resources will permit us to stay committed to our strategic plan of increasing our share in the orthopedic market, expanding into other medical device markets and expanding our hospital direct distribution business.

Operating Activities.   Operating activities generated cash of $9.9 million in the six month period ended July 2, 2011 compared to $8.1 million for the six month period ended July 3, 2010, an increase of $1.8 million.  The increase in cash from operations is primarily a result of a decrease in net income of $0.6 million, offset by an increase in non-cash components of net income of $1.4 million and a reduction in working capital requirements compared to prior year.  Net cash used by working capital for the six month period ended July 2, 2011 was $7.1 million compared to $8.1 million for the comparable prior year period, a $1.0 million reduction.

Investing Activities.  Capital expenditures of $7.2 million were $0.9 million higher in the six month period ended July 2, 2011 than the $6.3 million incurred during the six month period ended July 3, 2010.

Financing Activities.   Financing activities used $2.6 million of cash in the six month period ended July 2, 2011 compared to $5.5 million in the six month period ended July 3, 2011. This $2.9 million decrease in cash used from financing activities is due primarily to a decrease in net payments on bank term loans and capital lease obligations of $7.1 million and an increase in cash provided from short term borrowings of $3.9 million, partially offset by an $8.1 million increase in net borrowings on the revolving credit agreement.

Capital Expenditures

Capital expenditures totaled $7.2 million for the six months ended July 2, 2011, compared to $6.3 million for the six month period ended July 3, 2010. Expenditures were primarily for increased automation and replacement of existing equipment to more adequately meet customer demands. We expect to continue expansion and capability enhancement efforts in our Malaysia and other select facilities during 2011 to expand our manufacturing capabilities, product offerings and better meet customer needs.

Debt and Credit Facilities

As of July 2, 2011, we had an aggregate of approximately $92.8 million of outstanding indebtedness, which consisted of an aggregate of $82.8 million of borrowings under our revolving credit agreement; $1.1 million of borrowings under our UK asset-based 24-month term note; $6.2 million of borrowings under our Malaysia short-term credit facility; and $2.7 million of capital lease obligations. We had three outstanding letters of credit as of July 2, 2011 in the amounts of $5.0 million, $2.0 million and $0.2 million.

In March 2010, our Sheffield, UK unit obtained a £3.0 million facility, comprised of a 24-month asset-based term note and short-term revolver facility. The term note matures in March 2012 with monthly payments plus interest at 2.75% per year.  The short-term revolver is due on demand and accrues interest at 3.50% per year.  As of July 2, 2011, $1.1 million was outstanding on the term loan and there were no borrowings on the short-term revolver.  The term note and revolver are secured by certain assets of our Sheffield, UK unit, which had a net book value of approximately $4.9 million as of July 2, 2011.

Our revolving credit agreement contains various financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA and minimum fixed charges ratio of EBITDA and a $30.0 million letter of credit sublimit. We were in compliance with these covenants under the senior credit facility as of July 2, 2011.

We believe that cash flow from operating activities and borrowings under our revolving credit agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of July 2, 2011.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(In Millions)
Long-term debt obligations (1)	$83.9	$1.1	$-	$82.8	$-
Capital lease obligations	4.5	0.5	2.6	1.4	-
Operating lease obligations	6.0	1.2	3.7	0.7	0.4
Purchase obligations (2)	8.0	5.3	2.7	-	-

Total	$102.4	$8.1	$9.0	$84.9	$0.4

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

This table does not include liabilities for unrecognized tax benefits of $6.3 million as reasonable estimates could not be made regarding the timing of future cash outflows associated with those liabilities.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the revolving credit agreement. We had three letters of credit outstanding as of July 2, 2011 in the amounts of $5.0 million, $2.0 million and $0.2 million.

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

We incurred minimal capital expenditures for environmental, health and safety in the six month periods ended July 2, 2011 and July 3, 2010.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended January 1, 2011, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the six months ended July 2, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011. Our exposure to these risks, at the end of the second quarter covered by this report, has not changed materially since January 1, 2011.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 2, 2011.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K

ITEM 5.  OTHER INFORMATION

On August 3, 2011, the Corporation, through its subsidiary, SMA Acquisition, LLC (“Symmetry”), entered into a definitive agreement with PSC Industries, Inc., (“PSC”) for the purchase of all the assets of PSC’s Olsen Medical division, located in Louisville, Kentucky (the “Agreement”).  The consideration to be paid is $11,000 in cash, subject to certain post-closing adjustments.  The purchase is subject to certain pre-closing conditions that must be satisfied.  Our targeted closing date is August 15, 2011.

ITEM 6. EXHIBITS

10.60+	Form of Restricted Stock Agreement (CEO) issued under Amendment No. 1 to the Amended and Restarted Equity Incentive Plan.*

10.61	Asset Purchase Agreement, dated August 3, 2011, between SMA Acquisition, LLC and PSC Industries, Inc. **

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document~

101.SCH	XBRL Taxonomy Extension Schema Document~

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document~

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document~

101.LAB	XBRL Taxonomy Extension Label Linkbase Document~

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document~

* Filed concurrently herewith.
** The exhibits and schedules to this Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K but will be furnished to staff upon request.
~ In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed.”
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

August 9, 2011