Form 10-Q
period 2011-10-01
Symmetry Medical Inc.
filed 2011-11-08
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

The number of shares outstanding of the registrant’s common stock as of November 8, 2011  was 36,316,066 shares.

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

PART I FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	October 1,	January 1,
	2011	2011
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$20,559	$15,067
Accounts receivable, net	48,313	50,457
Inventories	80,633	70,373
Refundable income taxes	4,804	1,911
Deferred income taxes	5,506	4,597
Other current assets	3,514	3,281

Total current assets	163,329	145,686
Property and equipment, net	105,140	107,879
Goodwill	157,530	154,218
Intangible assets, net of accumulated amortization	42,324	39,601
Other assets	3,607	2,570

Total Assets	$471,930	$449,954

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$22,724	$23,097
Accrued wages and benefits	8,954	6,808
Other accrued expenses	5,516	3,881
Accrued income taxes	875	233
Deferred income taxes	41	-
Revolving line of credit	5,853	3,692
Current portion of capital lease obligations	490	454
Current portion of long-term debt	701	1,397

Total current liabilities	45,154	39,562
Accrued income taxes	6,664	6,564
Deferred income taxes	18,167	17,692
Capital lease obligations, less current portion	2,046	2,418
Long-term debt, less current portion	94,500	87,349

Total Liabilities	166,531	153,585

Shareholders' Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued October 1, 2011--36,284; January 1, 2011--35,950	4	4
Additional paid-in capital	281,860	279,592
Retained earnings	20,312	14,248
Accumulated other comprehensive income	3,223	2,525

Total Shareholders' Equity	305,399	296,369

Total Liabilities and Shareholders' Equity	$471,930	$449,954

 See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data; Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Revenue	$84,039	$91,538	$274,538	$264,856
Cost of revenue	68,285	71,708	217,233	207,627
Gross profit	15,754	19,830	57,305	57,229
Selling, general and administrative expenses	13,839	12,248	42,469	37,124
Facility closure and severance costs	253	57	2,526	917
Operating Income	1,662	7,525	12,310	19,188

Other (income) expense:
Interest expense	964	1,504	2,754	4,565
Derivatives valuation gain	-	(389)	-	(1,177)
Other	(160)	715	591	796
Income before income taxes	858	5,695	8,965	15,004
Income tax expense	331	2,123	2,901	5,322
Net income	$527	$3,572	$6,064	$9,682

Net income per share:
Basic	$0.01	$0.10	$0.17	$0.27
Diluted	$0.01	$0.10	$0.17	$0.27

Weighted average common shares and equivalent shares outstanding:
Basic	35,546	35,456	35,537	35,449
Diluted	36,021	35,870	36,000	35,802

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands; Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2011	2010

Operating activities
Net income	$6,064	$9,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,811	13,576
Amortization	2,138	2,198
Net loss on sale of assets	77	103
Deferred income tax provision	(283)	666
Stock-based compensation	2,174	693
Derivative valuation gain	-	(1,177)
Foreign currency transaction (gain) loss	(1,474)	566
Change in operating assets and liabilities:
Accounts receivable	2,873	(10,288)
Other assets	(1,246)	(506)
Inventories	(8,093)	(10,394)
Current income taxes	(2,215)	112
Accounts payable	(942)	9,093
Accrued expenses and other	5,314	(2,400)

Net cash provided by operating activities	18,198	11,924

Investing activities
Purchases of property and equipment	(10,426)	(9,592)
Proceeds from the sale of property and equipment	113	611
Acquisition, net of cash received	(11,000)	-

Net cash used in investing activities	(21,313)	(8,981)

Financing activities
Proceeds from revolving credit agreement borrowings	52,819	40,894
Payments on revolving credit agreement borrowings	(45,319)	(29,231)
Proceeds from (payments on) short term borrowings, net	2,441	(1,081)
Issuance of bank term loan	-	2,711
Payments on bank term loans and capital lease obligations	(1,432)	(16,383)
Proceeds from the issuance of common stock	79	99

Net cash provided by (used in) financing activities	8,588	(2,991)
Effect of exchange rate changes on cash	19	(302)

Net increase (decrease) in cash and cash equivalents	5,492	(350)
Cash and cash equivalents at beginning of period	15,067	14,219

Cash and cash equivalents at end of period	$20,559	$13,869

Supplemental disclosures:
Cash paid for interest	$2,441	$4,018

Cash paid for income taxes	$5,316	$3,728

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

The Corporation’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2011 is a 52 week year ending December 31, 2011.  The Corporation’s interim quarters for 2011 are 13 weeks long and quarter-end dates have been set as April 2, 2011, July 2, 2011 and October 1, 2011. Fiscal year 2010 was a 52 week year (ending January 1, 2011). The Corporation’s interim quarters for 2010 were 13 weeks long, ending April 3, 2010, July 3, 2010 and October 2, 2010. References in these condensed consolidated financial statements to the three months ended refer to these financial periods, respectively.  The Corporation has evaluated subsequent events for the quarter ended October 1, 2011, up through the date the financial statements were issued which corresponds to the time of filing with the SEC.

On August 15, 2011, the Corporation acquired the assets of PSC’s Olsen Medical division for $11,000 in cash, subject to certain post-closing adjustments.  Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories.  Olsen Medical’s products are primarily sold in the United States and internationally through distributors.  Refer to Note 11 for further discussion of this acquisition.

2. Inventories

Inventories consist of the following:

	October 1,	January 1,
	2011	2011
	(unaudited)
Raw material and supplies	$18,918	$14,407
Work-in-process	32,883	31,739
Finished goods	28,832	24,227

	$80,633	$70,373

3. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	October 1,	January 1,
	2011	2011
	(unaudited)
Land	$6,423	$6,412
Buildings and improvements (20 to 40 years)	42,073	41,152
Machinery and equipment (5 to 15 years)	148,777	144,626
Office equipment (3 to 5 years)	16,642	13,959
Construction-in-progress	6,765	7,276

	220,681	213,425
Less accumulated depreciation	(115,541)	(105,546)

	$105,140	$107,879

4. Intangible Assets

Intangible assets were acquired in connection with our business combinations over the past several years. The increase in intangible assets from January 1, 2011 is due to the Corporation’s acquisition of Olsen Medical in August 2011.  As of October 1, 2011, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Acquired technology and patents	10 years	$2,326	$(1,407)	$919
Acquired customers	18 years	45,552	(13,591)	31,961
Non-compete agreements	5 years	405	(349)	56
Intangible assets subject to amortization	18 years	48,283	(15,347)	32,936

Proprietary processes	Indefinite			3,530
In process research and development	Indefinite			610
Trademarks	Indefinite			5,248
Indefinite-lived intangible assets, other than goodwill				9,388

Total				$42,324

As of January 1, 2011, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
Acquired technology and patents	10 years	$2,324	$(1,284)	$1,040
Acquired customers	18 years	42,503	(11,669)	30,834
Non-compete agreements	5 years	590	(442)	148
Intangible assets subject to amortization	17 years	45,417	(13,395)	32,022

Proprietary processes	Indefinite			3,525
Trademarks	Indefinite			4,054
Indefinite-lived intangible assets, other than goodwill				7,579

Total				$39,601

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

6. Segment Reporting (Continued)

Revenue to External Customers:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
United States	$60,541	$67,508	$198,293	$194,436
Ireland	5,507	8,544	18,117	25,058
United Kingdom	6,590	6,906	22,149	20,649
Other foreign countries	11,401	8,580	35,979	24,713

Total net revenues	$84,039	$91,538	$274,538	$264,856

Concentration of Credit Risk:

A substantial portion of the Corporation’s revenue is derived from a limited number of customers. Revenue from customers of the Corporation which individually account for 10% or more of the Corporation’s revenue is as follows:

Three months ended October 1, 2011 – Two customers represented approximately 28.5% and 12.7% of revenue, respectively.

Nine months ended October 1, 2011 – Two customers represented approximately 31.5% and 11.1% of revenue, respectively.

Three months ended October 2, 2010 – Two customers represented approximately 30.7% and 12.4% of revenue, respectively

Nine months ended October 2, 2010 – Two customers represented approximately 31.9% and 10.6% of revenue, respectively

Revenue by Product Category:

Following is a summary of the composition by product category of the Corporation’s revenue to external customers. Revenues from aerospace products are included in the “other” category.

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Instruments	$33,583	$36,027	$110,593	$103,096
Implants	26,735	28,332	80,436	85,058
Cases	17,573	21,495	65,565	60,127
Other	6,148	5,684	17,944	16,575

Total net revenues	$84,039	$91,538	$274,538	$264,856

7. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Earnings per share - Basic:
Net income	$527	$3,572	$6,064	$9,682
Less: Undistributed earnings allocated to nonvested stock	(4)	(33)	(46)	(89)
Income available to common shares - Basic	523	3,539	6,018	9,593

Weighted-average common shares outstanding - Basic	35,546	35,456	35,537	35,449

Earnings per share - Basic	$0.01	$0.10	$0.17	$0.27

Earnings per share - Diluted:
Net income	$527	$3,572	$6,064	$9,682
Less: Undistributed earnings allocated to nonvested stock	-	-	-	-
Income available to common shares - Diluted	527	3,572	6,064	9,682

Weighted-average common shares outstanding - Basic	35,546	35,456	35,537	35,449
Effect of dilution	475	414	463	353
Weighted-average common shares outstanding - Diluted	36,021	35,870	36,000	35,802

Earnings per share - Diluted	$0.01	$0.10	$0.17	$0.27

The diluted weighted-average share calculations for the three and nine months ended October 1, 2011 and October 2, 2010 do not include performance based restricted stock awarded in 2011 totaling 256 shares and in 2010 totaling 66 shares, respectively, due to the respective measurement period not being complete.

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

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of cobalt chrome, titanium and nickel alloys through July 2014.  Based on contractual pricing at October 1, 2011, remaining minimum purchase obligations total $26,719.  Purchases under cobalt chrome, titanium and nickel alloys contracts total approximately $8,980 for the nine month period ended October 1, 2011.  These purchases are not in excess of our forecasted requirements.  Additionally, as of October 1, 2011, the Corporation has $1,923 of commitments to complete capital projects in progress.

9. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income, gains (losses) resulting from currency translations of foreign entities and unrealized gains (losses) on our derivative designated as a hedge.  Comprehensive income (loss) consists of the following:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Net Income	$527	$3,572	$6,064	$9,682
Foreign currency translation adjustments	(4,378)	4,981	698	(1,032)
Derivative, net of tax benefit (1)	-	14	-	(50)

Comprehensive income (loss)	$(3,851)	$8,567	$6,762	$8,600

(1)	Unrealized gains (losses) are net of tax (expenses) benefits of $(9) for the three month period ended October 2, 2010 and $35 for the nine month period ended October 2, 2010.

10.    Facility Closure and Severance Costs

Results of Operations include pre-tax charges of $253 and $57 for the three months ended October 1, 2011 and October 2, 2010, respectively, and $2,526 and $917 for the nine months then ended, associated with employee cost reduction and efficiency actions including the closure of our Auburn, ME facility and employee severance.  For the three month period ended October 1, 2011, these costs are comprised of $253 of severance costs compared to $38 of severance costs, plus $19 of moving expenses for the period ended October 2, 2010.  For the nine month period ended October 1, 2011, these costs are comprised of $2,526 of severance costs compared to $628 of severance costs and an additional $289 of moving expenses for the period ended October 2, 2010.  As of October 1, 2011 and January 1, 2011, severance accruals related to these cost reduction and efficiency actions totaled $962 and nil, respectively, and are included in other accrued expenses in the consolidated balance sheets.  The increase in the accrual since January 1, 2011 represents severance charges incurred but not paid during the first three quarters of 2011.  These costs are expected to be paid through June 2012.

11.  Acquisition

On August 15, 2011, the Corporation acquired substantially all of the assets of PSC’s Olsen Medical division (Olsen Medical) for $11,000 in cash. Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories.   Olsen Medical’s products are primarily sold in the United States and internationally through distributors.    As of October 1, 2011, the preliminary allocation of the purchase price was to working capital of $2,245, equipment of $1,003 and intangible assets and goodwill of $7,752.   The purchase was accounted for as a business combination and the results of Olsen Medical have been included in the Corporation’s Statements of Operations since the date of the acquisition.    For the three and nine months ended October 1, 2011, Olsen Medical’s revenue included in the Corporation's Statements of Operations was $722 and income before income taxes was nominal. The pro forma impact of the acquisition on the Corporation’s prior period Statements of Operations was not material.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In millions)

Business Overview

Symmetry Medical Inc. is a leading global source of innovative medical device solutions, including surgical instruments, orthopedic implants, and sterilization cases and trays.  The Corporation’s more than 2,700 teammates provide design, development and worldwide production capabilities for these products to customers in the orthopedic industry, other medical device markets, and specialized non-healthcare markets.  Symmetry’s trusted reputation and brands,  intellectual property portfolio and commitment to innovation enable it to collaborate with hundreds of global medical device manufacturers as well as thousands of hospitals to provide solutions for today’s needs and tomorrow’s growth.

We offer our original equipment manufacturer (OEM) customers implants, instruments and sterilization cases and trays. Our growing hospital direct medical device distribution business is complementary to core competencies, not competitive with our OEM customers, and our salespeople call on surgeons, operating room personnel, material management and central sterile departments.  We offer best-in-class quality and regulatory systems as well as customer innovation through Total Solutions® collaborations.

During the third quarter 2011, our revenue decreased $7.5 million, or 8.2%, compared to the third quarter 2010.  This decrease was primarily driven by decreased customer demand in the cases, instruments and implants product lines, partially offset by favorable foreign currency exchange rate impacts of $1.3 million for all products.   During the third quarter 2011, our combined five largest OEM customers decreased revenue by 19.9% compared to the third quarter 2010, primarily driven by a reduction in their capital expenditures and lower procedural volume.  Our overall revenue in the third quarter 2011 decreased by $10.7 million from the second quarter 2011.

In August 2011, we acquired the assets of Olsen Medical located in Louisville, Kentucky for $11 million in cash.  Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories.  Olsen Medical’s products are primarily sold in the United States and internationally through distributors.  We believe this acquisition enhances the product offering for Symmetry’s hospital direct medical device business model.  Olsen Medical reported 2010 revenue of approximately $7.6 million.  Certain key members of Olsen Medical’s pre-acquisition management team continue to lead this business unit.  We believe this acquisition helps continue diversification outside of the orthopedic industry and allows us to capitalize on our growing hospital direct medical device business model.

The current economy, continued higher than historical unemployment rates and lower than historical levels of surgical implant procedure growth adversely impact customer demand.  We continue to be optimistic about the long-term future as the larger OEMs are increasingly focused on rationalizing their supplier base and plan to launch new products with large programs over the next three years.  This will result in fewer suppliers who in turn will be expected to provide a wider range of services coupled with high quality and reduced overall costs.  We believe that we are well positioned to benefit from increased OEM outsourcing and the consolidation of suppliers.  We also continue to expand coverage and strengthen our product portfolio to serve our hospital direct customers.

Our strategic plan is focused on four distinct but synergistic areas:

•	Trusted, industry leading orthopedic OEM supplier positioned to gain share in long-term growth segment
•	Strategic, growing hospital direct medical device distribution business
•	Diversification and growth opportunities through internal development or acquisitions in appropriate Medical Device OEM adjacencies and add to our direct to hospital medical device portfolio
•	Robust intellectual property portfolio and dedicated R&D team to create economic and clinical value for our customers with IP protected innovations to drive future growth

Using this strategy, we strive to provide the best possible customer experience by offering superior value; the highest-quality new technology; customized services; superior support; and the integration of our products and services into our Total Solutions® offering. Historically, our growth has been driven organically from our core businesses as well as acquisitions designed to augment select areas of our business with more products, services, and technology.

Third Quarter Results of Operations

Revenue.  Revenue for the three month period ended October 1, 2011 decreased $7.5 million, or 8.2%, to $84.0 million from $91.5 million for the comparable 2010 period.  Revenue for each of our principal product categories in these periods was as follows:

Product Category	Three Months Ended
	October 1,	October 2,
	2011	2010
	(unaudited)
Instruments	$33.6	$36.0
Implants	26.7	28.3
Cases	17.6	21.5
Other	6.1	5.7

Total	$84.0	$91.5

The $7.5 million, or 8.2%, decrease in revenue resulted from decreased demand within our instruments, implants, and cases product lines.  These reductions were partially offset by favorable foreign currency exchange rate fluctuations of $1.3 million and increased demand in our other product line. Overall, we experienced lower revenues of 19.9% from our five largest OEM customers offset by increased demand from our other customers as we continue to increase our diversification.  Instrument revenue decreased $2.4 million. This decrease was driven by lower revenue from our five largest OEM customers of 17.1% related to lower demand and timing of customer launches.  This organic demand decrease was partially offset by increased revenues in our hospital direct distribution business of $1.0 million and the impact of our recent Olsen Medical acquisition, which contributed $0.7 million in third quarter revenue.  Implant revenue decreased $1.6 million, driven by decreased revenue from our five largest OEM customers of $2.9 million as they experience softer demand driven by lower than normal procedure growth rates.  These decreases were partially offset by favorable foreign currency exchange rate fluctuations of $0.5 million. The $3.9 million decrease in case revenue was driven by a $5.0 million decrease in revenue from our five largest OEM customers as a result of lower demand and timing of customer launches, partially offset by favorable foreign currency exchange rate fluctuations of $0.5 million. Other product revenue increased $0.5 million primarily driven by favorable foreign currency exchange rate fluctuations of $0.2 million.

Gross Profit.  Gross profit for the three month period ended October 1, 2011 decreased $4.0 million, or 20.6%, to $15.8 million from $19.8 million for the comparable 2010 period. Gross margin as a percentage of revenue was 18.7% for the third quarter 2011 compared to 21.7% in the same period last year.  Gross margin decreased due to the 8.2% decrease in revenue resulting in deteriorated overhead efficiencies as well as increased costs related to our efforts to improve customer satisfaction and on time delivery.

Selling, General and Administrative Expenses.  For the three month period ended October 1, 2011, selling, general and administrative expenses were $13.8 million compared with the three month period ended October 2, 2010 of $12.2 million. The increase was primarily driven by increased employee compensation and benefits associated with the previously announced hiring of a new chief executive officer and transition related expenditures. We also experienced an increase in professional fees associated with the informal SEC inquiry of $0.2 million, as well as the inclusion of $0.3 million of expenses related to Olsen Medical since its date of acquisition.

Facility Closure and Severance Costs.  Results of Operations include pre-tax charges of $0.3 million and $0.1 million for the three months ended October 1, 2011 and October 2, 2010, respectively, associated with employee severance costs.   As of October 1, 2011, severance accruals totaled $1.0 million and were included in other accrued expenses in the consolidated balance sheets.

Other (Income) Expense.  Interest expense for the three month period ended October 1, 2011 decreased $0.5 million, or 35.9%, to $1.0 million from $1.5 million for the comparable period in 2010. This decrease is attributable to the settlement of our interest rate swap agreement in November 2010 in connection with our debt refinancing activities.  The derivative gain in the third quarter 2010 consists of a gain on interest rate swap valuation of $0.4 million related to our interest rate swap that had not been designated as a hedge. We had no outstanding swap agreements during the third quarter 2011. Other expense for the three month period ended October 1, 2011 decreased $0.9 million from the comparable period in 2010, from expense of $0.7 million to income of $0.2 million, due to favorable foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Provision for Income Taxes. Our effective tax rate was 38.6% for the three month period ended October 1, 2011 as compared to 37.3% for the three month period ended October 2, 2010. Provision for income taxes decreased by $1.8 million, or 84.4%, to $0.3 million for the three month period ended October 1, 2011 from $2.1 million for the comparable 2010 period primarily due to a $4.8 million decrease in pre-tax income.

Nine Months Results of Operations

Revenue.  Revenue for the nine month period ended October 1, 2011 increased $9.7 million, or 3.7%, to $274.5 million from $264.9 million for the comparable 2010 period.  Revenue for each of our principal product categories in these periods was as follows:

Product Category	Nine Months Ended
	October 1,	October 2,
	2011	2010
	(unaudited)
Instruments	$110.6	$103.1
Implants	80.4	85.1
Cases	65.6	60.1
Other	17.9	16.6

Total	$274.5	$264.9

The $9.7 million, or 3.7%, increase in revenue resulted from increased demand within our instruments, cases, and other product lines, in addition to favorable foreign currency exchange rate fluctuations of $4.2 million.  These improvements were partially offset by lower demand in our implants product line. Overall, we experienced consistent revenues from our five largest OEM customers for the comparable periods in 2011 and 2010.  Instrument revenue increased $7.5 million. This increase was driven by increased revenue from other than our five largest OEM customers related to higher demand and timing of customer launches and also due to a $2.1 million increase in our hospital direct distribution revenues. In addition, 2011 instrument revenue was increased by our recent Olsen Medical acquisition, which added $0.7 million in revenue.  These increases were partially offset by reduced demand from another customer which is not one of our five largest OEM customers.  Implant revenue decreased $4.6 million primarily due to a decrease in revenue from our five largest OEM customers as they experienced softer demand driven by lower than normal procedure growth rates .  These decreases were partially offset by favorable foreign currency exchange rate fluctuations of $1.7 million. Case revenue increased $5.4 million. This increase is reflective of our focus to meet customer delivery requirements, as well as expanded diversification as revenue from our five largest OEM customers only represented $0.1 million of the increase in revenue.  Additionally, case revenues were impacted by favorable foreign currency exchange rate fluctuations of $1.3 million.  Other product revenue increased $1.3 million primarily driven by favorable foreign currency exchange rate fluctuations of $0.7 million.

Gross Profit.  Gross profit for the nine month period ended October 1, 2011 increased $0.1 million, or 0.1%, to $57.3 million from $57.2 million for the comparable 2010 period driven by the increase in revenue. Gross margin as a percentage of revenue was 20.9% for the nine month period ended October 1, 2011 compared to 21.6% in the same period last year.  The deterioration in gross margin is due to the 3.7% increase in revenue being more than offset by a 10% increase in employee compensation driven primarily by increases in overtime incurred and headcount to meet customer delivery requirements and increased production levels.

Selling, General and Administrative Expenses.  For the nine month period ended October 1, 2011, selling, general and administrative expenses were $42.5 million compared with the nine month period ended October 2, 2010 of $37.1 million. The increase was primarily driven by increased employee compensation and benefits associated with the previously announced hiring of a new chief executive officer and transition related expenditures as well as higher research and development costs.  The increase was also driven by the inclusion of $0.3 million of expenses related to Olsen Medical since its date of acquisition.

Facility Closure and Severance Costs.  Results of Operations include pre-tax charges of $2.5 million and $0.9 million for the nine months ended October 1, 2011 and October 2, 2010, respectively, associated with employee cost reduction and efficiency actions, the closure of our Auburn, ME facility and employee severance costs.  For the nine month period ended October 1, 2011, these costs are comprised of $2.5 million of severance costs compared to $0.6 million of severance costs in addition to $0.3 million associated with moving costs for the period ended October 2, 2010.  As of October 1, 2011, severance accruals related to these cost reduction and efficiency actions totaled $1.0 million and were included in other accrued expenses in the consolidated balance sheets.

Other (Income) Expense.  Interest expense for the nine month period ended October 1, 2011 decreased $1.8 million, or 39.7%, to $2.8 million from $4.6 million for the comparable period in 2010. This decrease is attributable to the settlement of our interest rate swap agreement in November 2010 in connection with our debt refinancing activities, partially offset by an increase in borrowings.  The derivative gain in the third quarter 2010 consists of a gain on interest rate swap valuation of $1.2 million related to our interest rate swap that had not been designated as a hedge. We had no outstanding swap agreements during the third quarter 2011. Other expense for the nine month period ended October 1, 2011 decreased $0.2 million from the comparable period in 2010, from $0.8 million to $0.6 million, due to comparable foreign currency exchange rate fluctuations on transactions denominated in foreign currencies

Provision for Income Taxes. Our effective tax rate was 32.4% for the nine month period ended October 1, 2011 as compared to 35.5% for the nine month period ended October 2, 2010. Provision for income taxes decreased by $2.4 million, or 45.5%, to $2.9 million for the nine month period ended October 1, 2011 from $5.3 million for the comparable 2010 period primarily due to a $6.0 million decrease in pre-tax income.   Our effective tax rate in 2011 differed from the U.S. Federal statutory rate of 35% primarily due to the favorable impact of foreign income taxes as we benefited from an increase in income earned in foreign jurisdictions in 2011 where the statutory tax rate is lower than the Federal statutory rate.

Liquidity and Capital Resources

Liquidity

Our principal sources of liquidity in the nine month period ended October 1, 2011 were cash generated from operations and borrowings under our revolving credit agreements.  Principal uses of cash in the nine month period ended October 1, 2011 included increased working capital and capital expenditures, funding the Olsen Medical acquisition as well as debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions.

We believe our cash resources will permit us to stay committed to our strategic plan of increasing our share in the orthopedic market, expanding into other medical device markets and expanding our hospital direct distribution business.

Operating Activities.  Operating activities generated cash of $18.2 million in the nine month period ended October 1, 2011 compared to $11.9 million for the nine month period ended October 2, 2010, an increase of $6.3 million.  The increase in cash from operations is primarily due to a reduction in working capital requirements compared to prior year of $10.1 million, partially offset by a decrease in net income of $3.6 million and non-cash components of net income of $0.2 million.  Net cash used by working capital for the nine month period ended October 1, 2011 was $4.3 million compared to $14.4 million for the comparable prior year period.

Investing Activities.  Capital expenditures of $10.4 million were $0.8 million higher in the nine month period ended October 1, 2011 than the $9.6 million incurred during the nine month period ended October 2, 2010. The acquisition of Olsen Medical used $11.0 million of cash in the third quarter of 2011.

Financing Activities.   Financing activities generated $8.6 million of cash in the nine month period ended October 1, 2011 as compared to a $3.0 million usage for the comparable prior year period due primarily to a decrease in net payments on bank term loans and capital lease obligations of $12.2 million as well as an increase in cash provided from short term borrowings of $3.5 million, partially offset by a reduction in net proceeds from our revolving credit agreement of $4.2 million. The nine month period ended October 1, 2011, included $7.5 million of net proceeds from our revolving credit agreement that reflects the incremental $11.0 million of borrowings to fund the Olsen Medical acquisition.

Capital Expenditures

Capital expenditures totaled $10.4 million for the nine months ended October 1, 2011, compared to $9.6 million for the nine month period ended October 2, 2010. Expenditures were primarily for increased automation and replacement of existing equipment to more adequately meet customer demands. We expect to continue expansion and capability enhancement efforts in our Malaysia and other select facilities during 2011 to expand our manufacturing capabilities, product offerings and better meet customer needs.

Debt and Credit Facilities

As of October 1, 2011, we had an aggregate of approximately $103.6 million of outstanding indebtedness, which consisted of an aggregate of $94.5 million of borrowings under our revolving credit agreement; $0.7 million of borrowings under our UK asset-based 24-month term note; $5.9 million of borrowings under our Malaysia short-term credit facility; and $2.5 million of capital lease obligations. We had three outstanding letters of credit as of October 1, 2011 in the amounts of $5.0 million, $2.0 million and $0.2 million.

In March 2010, our Sheffield, UK unit obtained a £3.0 million facility, comprised of a 24-month asset-based term note and short-term revolver facility. The term note matures in March 2012 with monthly payments plus interest at 2.75% per year.  The short-term revolver is due on demand and accrues interest at 3.50% per year.  As of October 1, 2011, $0.7 million was outstanding on the term loan and there were no borrowings on the short-term revolver.  The term note and revolver are secured by certain assets of our Sheffield, UK unit, which had a net book value of approximately $4.9 million as of October 1, 2011.

Our revolving credit agreement contains various financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA and minimum fixed charges ratio of EBITDA and a $30.0 million letter of credit sublimit. We were in compliance with these covenants under the senior credit facility as of October 1, 2011.

We believe that cash flow from operating activities and borrowings under our revolving credit agreement will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of October 1, 2011.

	Payments Due By Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
			(In Millions)
Long-term debt obligations (1)	$95.2	$0.7	$94.5	$-	$-
Capital lease obligations	4.2	0.2	2.6	1.4	-
Operating lease obligations	5.6	0.6	3.9	0.7	0.4
Purchase obligations (2)	28.6	3.4	25.2	-	-

Total	$133.6	$4.9	$126.2	$2.1	$0.4

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

(2)
For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities, fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within a short time. We enter into blank orders with vendors that have preferred pricing terms; however, these orders are normally cancelable by us without penalty. Amounts predominantly represent purchase agreements to buy minimum quantities of cobalt chrome, titanium and nickel alloys through July 2014.

This table does not include liabilities for unrecognized tax benefits of $6.3 million as reasonable estimates could not be made regarding the timing of future cash outflows associated with those liabilities.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the revolving credit agreement. We had three letters of credit outstanding as of October 1, 2011 in the amounts of $5.0 million, $2.0 million and $0.2 million.

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

We incurred minimal capital expenditures for environmental, health and safety in the nine month periods ended October 1, 2011 and October 2, 2010.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended January 1, 2011, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the nine months ended October 1, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011. Our exposure to these risks, at the end of the third quarter covered by this report, has not changed materially since January 1, 2011.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 1, 2011.

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

On November 3, 2011 Mr. Hite was paid a cash bonus of 9% of his salary ($31,500) for his leadership of the successful implementation of version 9 of the Company’s Epicor Enterprise Resource Planning system software in the Company’s Instrument Division (the “Project”).  There were approximately 15 people involved on the Project team, and all team members received a cash bonus as a percent of their respective salary.  The amount of their bonus depended on the extent to which they were involved in the project and the extent to which their work resulted in the Project’s success.  The Board of Directors and Compensation Committee reviewed Mr. Hite’s involvement in the Project, his contributions to its success and the relative amounts paid to others who had similar levels of involvement.  It is determined that a cash bonus of 9% was appropriate in light of all applicable circumstances.

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

November 8, 2011