Form 10-K
period 2011-12-31
Symmetry Medical Inc.
filed 2012-03-15
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and” smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of voting stock of Symmetry Medical Inc. held by non-affiliates of the Registrant as of July 2, 2011, based on the closing price was $9.26, as reported by the New York Stock Exchange: Approximately $336.0 million.

The number of shares outstanding of the registrant’s common stock as of March 12, 2012 was 35,575,331.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Registrant’s 2012 Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

ii

PART I

Item 1. Business

General

Symmetry Medical Inc. (which we sometimes refer to, together with our consolidated subsidiaries, as the “Corporation,” “we,” “our” or “Symmetry”) operates in two reportable segments: (1) Original Equipment Manufacturer (“OEM”) Solutions and (2) Symmetry Surgical.

Symmetry, headquartered in Warsaw, Indiana, is a leading global source of medical device products. We employ over 2,500 teammates around the world who are dedicated to being the trusted global source of innovative medical device solutions and surgical instruments for today’s needs and tomorrow’s growth.

During fiscal year 2011, Symmetry’s OEM Solutions business generated revenue of $319.5 million, derived primarily from the sale of products to the orthopedic device market and other medical markets. Our Total Solutions® approach is supported by an experienced team of designers, development engineers, logistics specialists and by our global sales force that works with our customers to coordinate the design and manufacture of products. During fiscal year 2011, Symmetry Surgical (previously Symmetry’s SSI subsidiary, as well as Olsen Medical which was acquired in August 2011) generated revenue of $39.5 million from the sale of a broad range of reusable stainless steel and titanium surgical hand-held instruments, single use instruments, sterilization containers and disposable surgical instruments directly to hospitals and other sites of care. We expanded our Symmetry Surgical segment with the acquisition of the surgical instruments business of Codman & Shurtleff, Inc. (“Codman”), a Johnson & Johnson company, on December 29, 2011. Revenue in 2011 does reflect contribution of $2.1 million from Olsen Medical since the date of acquisition, however there is no contribution from Codman. We expect Symmetry Surgical to have more than $100 million in revenue in fiscal year 2012.

History

Our business was established in 1976 as a supplier of instruments to orthopedic device manufacturers. Symmetry Medical Inc. was incorporated in Delaware on July 25, 1996. Over the past six years, we have made eight acquisitions which expanded our customer base, enhanced our product offerings and extended our product lines.

On August 15, 2011, the Corporation acquired PSC’s Olsen Medical division for $11.0 million in cash. Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories. Olsen Medical’s products are primarily sold in the U. S. and internationally through distributors.

On December 29, 2011, the Corporation acquired the surgical instruments business of Codman for $165.7 million in cash. Codman distributes surgical instruments and sterile disposable surgical products directly to hospitals. The addition of Codman allows us to offer an expanded array of medical instruments and related products, expand our intellectual property, trademarks, and regulatory approvals, and provides an instrument procurement center and personnel located in Tuttlingen, Germany. Codman’s products are primarily sold in the U.S. and internationally through distributors.

OEM Solutions Business Segment

Symmetry’s OEM Solutions business is a leading global source of innovative medical device solutions, including surgical instruments, orthopedic implants, and sterilization cases and trays. We design, develop and offer worldwide production and supply chain capabilities for these products to customers in the orthopedic industry and other medical device markets (including but not limited to arthroscopy, dental, laparoscopy, osteobiologic, and endoscopy segments). We also manufacture specialized non-healthcare products, primarily in the aerospace industry. Our trusted reputation and brands, broad Intellectual Property portfolio and commitment to innovation enable us to collaborate with hundreds of global medical device manufacturers to provide solutions for today’s needs and tomorrow’s growth.

Our primary products produced in the OEM Solutions segment include:

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

We believe that our close customer relationships, broad product offering and leading quality and regulatory performance give us a competitive advantage. In addition, we believe that our OEM Solutions segment has created a distinct competitive position in the orthopedic device market based upon our Total Solutions® approach. Our Total Solutions® approach provides our customers with a broad range of products, as well as comprehensive design, engineering and project management services and state of the art production capabilities to help bring their implant systems to market quickly and efficiently. Symmetry Medical pioneered the Total Solutions® business model, gaining many years of experience and significant expertise in fully leveraging this end to end capability.

Our Total Solutions® offering is based on:

•	Comprehensive Offerings. We can support our customers’ new product offerings from product concept through market introduction and thereafter, by providing seamless design, engineering, prototyping and manufacturing offerings.
•	Single Source for Complete Systems. We assist our customers in developing new implants, and we design and produce instruments for implant-specific surgical procedures. We also provide customized cases that provide a secure, clearly labeled and well organized arrangement of instruments and devices.
•	Proprietary Symmetry Instruments and Cases. Our established lines of proprietary products allow our customers to complete their proprietary implant systems and bring them to market sooner.
•	Precision Manufacturing Expertise. Our extensive expertise and know-how enable us to produce large volumes of specialized products to our customers’ precise standards, which we believe makes us a supplier of choice to the largest orthopedic companies as well as the broader needs of smaller customers. Our core production competencies include net shaped forging, precision casting, thermo forming, precision sheet metal working and machining/finishing. Over the past several years, we developed high precision machining capabilities to better serve the spine implant market.
•	Quality and Regulatory Compliance. Our quality systems are based upon and in compliance with International Organization for Standardization (“ISO”) requirements and, where applicable, United States Food and Drug Administration (“FDA”) regulations. We believe our level of quality and regulatory compliance systems meet or exceed our customers’ expectations. We continue investing in this area to strengthen our leadership position.
•	Global Reach. Our manufacturing capabilities in the United States, United Kingdom, France, Ireland and Malaysia allow us to offer single-source products to our multinational customers and the benefits of scale to our smaller customers, and the geographic breadth of our experienced sales force effectively brings our Total Solutions® approach to customers around the globe.

We believe that our Total Solutions® approach offers a number of benefits to our customers, including:

•	Shorter Time to Market. Our design, engineering and prototyping skills, as well as our ability to transition seamlessly from product development to production of implants, instruments and cases, enable our customers to reduce time to market for their new products.

•	Reduced Total Product Acquisition Costs. Our comprehensive offerings, including design, engineering, prototyping, project management, production and inventory control, allow our customers to reduce their procurement costs and inventory levels, resulting in lower product acquisition costs.
•	Increased Focus on Marketing and Research and Development Efforts. Our extensive production capabilities and comprehensive offerings provide a one-stop outsourcing solution and allow our customers to focus their resources on their design, development and marketing efforts.
•	Rationalized and Reliable Supply Chain. Our scale, scope of products and Total Solutions® approach allow large orthopedic companies to reduce their number of independent suppliers and streamline their operations.
•	Enhanced Product Consistency on a Global Basis. Our extensive production platform, Total Solutions® approach and international presence allow us to meet global demand for orthopedic devices, which is expected to continue to increase.
•	A Strategic Partner for Smaller Companies and Start-ups. Quality and regulatory systems and experience to support prototype through finished product for start-up and smaller companies looking for a strategic global supply chain partner.

Over the past several years, we have further developed our Total Solutions® offering through strategic acquisitions which expanded our product offerings to include medical cases and trays to non-orthopedic medical markets, additional patented products, enhanced implant finishing capabilities and minimally invasive instrumentation.

Symmetry Surgical Business Segment

Symmetry Surgical is our new business segment. It arose from the integration of the Codman and Olsen Medical lines of surgical instruments with our Company’s already existing hospital direct business, Specialty Surgical Instrumentation (“SSI”). Symmetry Surgical, which is headquartered in Nashville, Tennessee.

Symmetry Surgical offers a broad range of reusable stainless steel and titanium surgical hand-held instruments and retractor systems, sterile disposable surgical products (vein strippers, SECTO dissectors, tonsil sponges and surgical marker pens), and sterilization containers. These products are typically used in the surgical specialties of spine, general/obstetrics/gynecology, microsurgery/neurosurgery, orthopedics, laparoscopy, cardiovascular, thoracic and general surgery in the hospital setting as well as surgery centers and in select physician offices.

We believe our brands which include SYMMETRY, BOOKWALTER® Retractor Systems, OPTI-LENGTH® Extended Length Surgical Instruments, QUAD-LOCKTM Sterilization Container Systems, RAPIDCLEAN® Detachable Kerrison Rongeurs, CLASSIC PLUS® and CLASSIC® Surgical Instruments, GREENBERGTM Neurosurgical Retractor System, KARLINTM Surgical Instruments, MAGNAFREE® Non-Magnetic Surgical Instruments, FLASHPAKTM, OLSENTM, RILEYTM, ULTRATM, and ACCESS SURGICALTM, are very well respected by clinicians and hospital customers and are backed by strong intellectual property.

We believe Symmetry Surgical has an appealing offering for customers in the over 60 countries we serve. Symmetry Surgical sources its products from instrument manufacturers in Tuttlingen, Germany and other regions, as well as from Symmetry’s OEM Solutions business. Symmetry Surgical focuses on products that are not competitive with Symmetry’s OEM Solutions customers.

In 2011, we completed the two acquisitions that led to the creation of our Symmetry Surgical business segment that previously consisted of our SSI hospital direct business. On August 15, 2011 we acquired certain assets of Olsen Medical, a division of PSC Industries, Inc., which is a privately-owned, world leader in the design, development and manufacture of electrosurgical instruments and accessories for $11.0 million in cash. Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories. Olsen Medical’s products are primarily sold through distributors in the U.S. and internationally, including Symmetry’s wholly-owned subsidiary, SSI.

On December 29, 2011 we acquired the surgical instruments product portfolio from Codman & Shurtleff, Inc., a Johnson & Johnson Company, for $165.7 million in cash. This transaction included certain U.S. and Germany-based personnel, as well as the acquisition of inventory, intellectual property, trademarks, regulatory approvals, and an instrument procurement center located in Tuttlingen, Germany. As part of the transaction, Codman & Shurtleff, Inc. will also provide Symmetry Surgical with transition services for a period of time, including U.S. distribution, global quality and regulatory, and distribution through Codman affiliates outside the U.S.

Symmetry Surgical markets and distributes products to hospitals and other sites of care in the U.S., as well as in over 60 additional countries around the world. Symmetry Surgical is home to our administrative services as well as customer service, distribution, and western hemisphere sourcing. Our Tuttlingen, Germany facility provides sourcing and quality services for products procured in Germany, as well as other regions of the world. Our U.S.-based marketing team collaborates with Symmetry engineers and product developers to create a product pipeline that addresses unmet needs for the surgical specialties which we serve in the product categories in which we compete.

Our new product development team collaborates with surgeon innovators from conception through launch to ensure that they will meet the needs of healthcare providers in the clinical setting. Symmetry Surgical compensates health care professionals for their contributions of intellectual property or consulting services in the product development process consistently with our healthcare compliance guidelines and all applicable laws and regulations. Once product designs are finalized they are sourced by Symmetry Surgical from a broad range of instrument manufacturers (including Symmetry’s OEM Solutions business) in the U.S., Germany, and other regions of the world.

Symmetry Surgical’s products are subject to our rigorous quality standards and are only made available to the commercial marketplace after passing inspection tests and appropriate regulatory approvals. Commercial demand is generated by both direct sales representatives and geographically defined authorized distributors in the U.S. as well as many distributors outside the U.S. Symmetry Surgical does not maintain a direct sales force outside the U.S., although we plan to establish regionally-based marketing and business development teammates to collaborate with country-based distributors to generate demand and reinforce Symmetry Surgical’s standards for marketing, sales, and compliance. Sales outside the U.S. are accomplished through authorized distributors who purchase products from us and then sell the products to the final customer. Country-based distributors are accountable for inventory and accounts receivable in local markets. In the U.S., our direct representatives are compensated in a variety of manners, including commission and base salary. U.S.-based distributors are compensated via commission for end customer sales processed by Symmetry Surgical. U.S. customer and global distributor orders are processed at our Nashville, TN headquarters and distributed by third party carriers and freight forwarders worldwide. During the period of transition services provided by Codman & Shurtleff, Inc., Symmetry Surgical will sell products to Codman’s U.S. affiliate who will, in turn, distribute the products to other Codman affiliates worldwide.

Our Symmetry Surgical offering is based on:

•	Comprehensive Offerings. We provide a wide range of surgical products to a wide array of surgical specialties. We offer approximately 20,000 different products that may be typically used in surgical specialties related to spine, general/obstetrics/gynecology, microsurgery/neurosurgery, orthopedics, laparoscopy, cardiovascular, thoracic and general surgery in the hospital setting as well as surgery centers and in select physician offices.
•	Proprietary Branded Products. With brands including SYMMETRY, BOOKWALTER® Retractor Systems, OPTI-LENGTH® Extended Length Surgical Instruments, QUAD-LOCKTM Sterilization Container Systems, RAPIDCLEAN® Detachable Kerrison Rongeurs, CLASSIC PLUS® and CLASSIC® Surgical Instruments, GREENBERGTM Neurosurgical Retractor System, KARLINTM Surgical Instruments, MAGNAFREE® Non-Magnetic Surgical Instruments, FLASHPAKTM, OLSENTM, RILEYTM, ULTRATM, and ACCESS SURGICALTM that are very well respected by clinicians and hospital customers and intellectual property-backed products, Symmetry Surgical has an appealing offering for customers in a multitude of specialties.

•	Quality and Regulatory Compliance. Our quality systems are based upon and in compliance with International Organization for Standardization (“ISO”) requirements and, where applicable, United States Food and Drug Administration (“FDA”) regulations. We believe our level of quality and regulatory compliance systems meet or exceed our customers’ expectations. We continue investing in this area to strengthen our leadership position.
•	Global Reach. Commercial demand is generated by both direct representatives and geographically defined authorized distributors in the U.S. as well as scores of distributors outside the U.S. Symmetry Surgical does not maintain a direct sales force outside the U.S. although we plan to establish regionally-based marketing and business development teammates to collaborate with country-based distributors to generate demand and re-enforce Symmetry Surgical’s standards for marketing, sales, and compliance. Symmetry Surgical has an appealing offering for customers in the over 60 countries we serve.

We believe Symmetry Surgical offers a number of benefits to our customers, including:

•	Rationalized and Reliable Supply Chain. Our scale and scope of products allow our customers to reduce their number of suppliers and streamline their supply chain. Our Tuttlingen, Germany facility provides sourcing and quality services for products procured in Germany, as well as other regions of the world.
•	Research and Development Efforts. Our extensive product portfolio continues to expand through additions of products based on our own innovation and intellectual property. We also collaborate with surgeons to provide design, development, prototyping, quality and regulatory registration and marketing efforts on proprietary products.
•	Enhanced Products on a Global Basis. Our extensive product portfolio allows us to meet our customers’ needs across numerous locations (one of our larger U.S. customers has over 1,400 locations) on a timely basis. We also provide these products and services to customer in over 60 countries.

Our Symmetry Surgical segment went from no sales five years ago to over 10% of our total Symmetry sales in 2011 and we expect Symmetry Surgical to represent approximately 25% of our sales in 2012.

Business Strategy

Our business strategy is to grow revenue faster than market as a supplier to Orthopedic OEM customers, to diversify our revenue base by expanding our direct to hospital surgical instruments business in a manner that is non-competitive with our OEM customers, and to leverage our experiences in Symmetry Surgical and our other strengths to expand our OEM solutions business into adjacent medical device segments. The key elements of our business strategy are to:

OEM Solutions Focus:

•	Develop Strategic Relationships With Our OEM Customers Through Access to Key Decision Makers. Our scale, scope of products and Total Solutions® approach position us as an important partner with our customers. This position of trust and insight provides access to key decision makers with whom we intend to continue to build strategic relationships.
•	Capitalize on Our Total Solutions® Approach. We believe that our Total Solutions® approach shortens product development cycles, reduces design and manufacturing costs, and simplifies purchasing and logistics. We intend to aggressively market these benefits to our customers as they continue to look for suppliers who can support needs beyond manufacturing capabilities.
•	Increase Our Presence In Adjacent Medical Device Surgical Specialties By Diversifying Our Revenue Base and Expanding Our Sales Channels to Market. Since the acquisition of SSI in 2007, we have had access to many hospitals in the U.S. The 2011 acquisitions of Olsen Medical and the Codman surgical instruments portfolio create a larger footprint in the surgical instruments market and a presence in a wide array of surgical interventions — both domestically and abroad. We will continue to grow this channel and will work to leverage this exposure to clinicians, OR Directors, hospital Material Managers, and hospital Central Sterilization to identify unmet needs for product development that we can bring to our OEM customers in Orthopedics and appropriate medical device adjacencies.

•	Increase Sales to Existing Customers by Cross-Selling Products and Offerings. Our cases are currently sold in nearly every segment of the medical device market. We believe that our diverse customer base offers us a natural entry point to new orthopedic and non-orthopedic customers for our implants, instruments, and other products we may innovate or acquire, and we plan to utilize our access to these customers through the case business to cross-sell these products.
•	Leverage Manufacturing Skills. We have continued to expand our manufacturing capacity and design resources and update our manufacturing and development equipment. We intend to continue to leverage our investments in sophisticated equipment and manufacturing know-how to expand our existing customer relationships and to obtain new customers. This includes not only manufacturing competencies, but also support processes such as statistical process quality control and information management.
•	Symmetry Business System. Like many companies, we are faced with intensifying competition requiring cost reduction initiatives. Benchmarking best practices from companies such as Toyota, Danaher, and General Electric — who all have successfully launched their own improvement based programs around Six Sigma, Toyota Production Systems, and Lean manufacturing — we have begun a journey of continuous improvement with the creation and roll-out of the Symmetry Business System (SBS). The SBS is a business process supported by lean tools and a culture of continuous improvement in all facets of the business. Lean is a philosophy of eliminating non-value-adding operations, equipment, and resources. It is our belief that anything that does not add value is waste, such as injuries, defects, excess inventory, over-production, waiting time, motion, transportation, and processing waste. The SBS process will drive the Corporation through a continuous cycle of change and improvement around processes and daily accountability to improve performance. Guiding all efforts is the simple focus on customer-facing priorities to include quality, lead-times, delivery, cost, and innovation. We believe that SBS will be a unique and a clear differentiator for our customers and the core business. We will continue to refine the tools over time and ensure we remain focused on value creation which is based on the voice of the customer.
•	Increase New Product Offerings and Increase Gross Margin. Our research & development team and our Design and Development Centers provide expertise and coordination for our design, engineering and prototyping offerings as well as internally innovated products. We intend to use this dedicated expertise to develop intellectual property and expand our line of innovative and independently developed instruments and cases and to generate additional development projects with our customers that will lead to increased sales and long-term manufacturing opportunities.
•	Collaborate With Emerging Companies. We believe that new and innovative medical device companies are creating a meaningful market presence and that our Total Solutions® approach positions us to help these companies, many of which may have limited resources, manage their product manufacturing and logistic services.
•	Continued Global Expansion. We believe that we can best serve the marketplace with a broad range of manufacturing capabilities, including facilities in close proximity to our customers’ manufacturing and development centers, in high technology/specialized centers, in low cost labor countries, and in markets that provide us with exposure to end consumers to allow us to better serve their needs. Our investments in manufacturing infrastructure will continue to adhere to this approach. In 2011 we continued to expand our capacity in our Malaysian facility and acquired an instrument procurement center in Tuttlingen, Germany. Our acquisition of the Codman surgical instruments business has increased our direct to hospital footprint to over sixty countries and enhanced our efforts to expand globally.

•	Leverage Technology and Manufacturing Capacity. Our expertise in metal processing and, in particular, high integrity net shape forging enables us to utilize capacity and leverage infrastructure by pursing a role as a niche supplier in certain other markets, such as the aerospace sector, where we supply engine aerofoil blades and other similar parts.

Symmetry Surgical Focus:

•	Develop Strategic Relationships With Large Hospital Customers Through Access to Key Decision Makers. Our scale and expansive scope of products positions us as an important partner with our customers. This position gives us access to key decision makers with whom we intend to continue to build strategic relationships and serve their multiple hospital sites.
•	Continue to Increase Our Presence In Surgical Specialties By Diversifying Our Revenue Base and Expanding Our Sales Channels to Market. Since the acquisition of SSI in 2007, we have had access to hospitals in the United States. The 2011 acquisitions of Olsen Medical and the Codman surgical instruments portfolio give us a larger footprint in the surgical instruments market and a presence in a wide array of surgical interventions — both domestically and abroad. We will continue to grow this channel serving clinicians, OR Directors, hospital Material Managers, and hospital Central Sterilization to identify unmet needs for product development that we can bring to our direct customers, all while not competing with our OEM Solutions customers.
•	Leverage Sales Synergies by Cross-Selling Products and Offerings. Our SSI unit sold approximately 10,000 products. With the addition of Olsen Medical and Codman product lines, our Symmetry Surgical segment now offers approximately 20,000 products to our global customers. We believe we can leverage the sales synergies created by this expansive product offering across these customers and our sales teams to generate increased revenue.

•	Increase New Product Offerings. Our new product development team identifies and provides solutions to the unmet needs of our customers. We intend to use this dedicated expertise to develop intellectual property and expand our line of innovative and independently developed instruments and cases.
•	Continue to Expand our Collaboration With Proprietary Products. We believe that comprehensive product offerings and global customer contacts offer new and innovative medical companies a meaningful channel to market, enabling us to realize revenue through helping these companies bring their products to market, manufacturing those products, and providing logistic services.

Symmetry Products

In our OEM Solutions business we design, develop and manufacture implants, related surgical instruments and cases for orthopedic device companies. We also design, develop and manufacture products for companies in other medical device markets, such as dental, osteobiologic and endoscopy, and we provide specialized products used in the aerospace market. In our Symmetry Surgical business we procure, market and sell reusable general surgical instruments used in the operating room and purchased by clinicians, OR Directors, and hospital material managers. In addition, we also sell other ancillary products, including instrumentation, fiber optic light sources and non-toxic enzymatic detergent. Our revenue from the sale of instruments, implants, cases and other products through our OEM Solutions segment represented 89% of our total revenue in fiscal 2011 with each product category representing 36.1%, 32.3%, 23.7% and 7.9%, respectively, compared with 36.1%, 34.1%, 22.9% and 6.9%, respectively, of our OEM Solutions revenue in fiscal 2010. Revenue from Symmetry Surgical represented 11% of our revenue in fiscal 2011 as compared to 10% in fiscal 2010.

OEM Solutions — Implants

We design, develop and manufacture implants for use in specific implant systems developed by our customers. The orthopedic implants we produce are used primarily in knee and hip implant systems. The orthopedic implants we supply are used in reconstructive surgeries to replace or repair hips, knees and other joints, such as shoulders, ankles and elbows (sometimes referred to as extremities), that have deteriorated as a result of disease or injury. An orthopedic implant system is generally comprised of several implants designed to work in concert to replicate the structure and function of a healthy joint.

We also manufacture implant products for trauma, spine and other implant systems. Trauma implant systems are used primarily to reattach or stabilize damaged bone or tissue while the body heals. Spinal implant systems are used by orthopedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and injuries in various regions of the spine.

Our design, engineering and prototyping expertise is an integral part of our implant offering. Medical device companies, which typically focus their resources on developing new implant systems as well as sales and marketing, routinely rely on us and companies like us to design, develop and manufacture the implants that comprise their implant systems. Our manufacturing capabilities, including our net shaped forging capabilities, technologically advanced casting facility and precision machining expertise, allow us to produce consistent, tight tolerance implants in large volumes for our customers.

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

We have the machining expertise needed to provide finished implants to our customers. Some customers purchase finished implants from us, while others purchase unfinished implants and machine them to final specifications. We do not develop or own proprietary products or intellectual property on implants.

Our primary implant products and their applications are:

•	Knees. The knee joint includes the surfaces of three distinct bones: the lower end of the femur, the upper end of the tibia (shin bone), and the patella (knee cap). Cartilage on any of these surfaces can be compromised by disease or injury, leading to pain and inflammation that may require knee reconstruction. Our knee implants include a femoral component, a patella, a tibial tray and an articulating surface (placed on the tibial tray) and are used in total knee reconstruction, partial knee reconstruction and revision procedures. We provide one or more, and in some cases, all of these implants for our customers’ knee implant systems. We use proprietary manufacturing know-how and advanced computer-aided simulation techniques to produce tight tolerance near-net shaped to net shaped tibial implants that require minimal, if any, machining.
•	Hips. The hip joint consists of a ball-and-socket joint that enables a wide range of motion. The hip joint is often replaced due to degeneration of the cartilage between the head of the femur (the ball) and the acetabulum or hollow portion of the pelvis (the socket). This loss of cartilage causes pain, stiffness and a reduction in hip mobility. We produce tight tolerance femoral heads, hip stems, acetabular cups and spiked acetabular cups used in bone conservation, total-hip reconstruction and revision replacement procedures. Our hip stems are forged with tight tolerance details.
•	Extremities, Trauma and Spine. Extremity reconstruction involves the use of an implant system to replace or reconstruct injured or diseased joints, such as the finger, toe, wrist, elbow, foot, ankle and shoulder. Our forging capabilities allow us to produce thin cross sections of material to very tight tolerances for these smaller joint procedures. Trauma implant procedures commonly involve the internal fixation of bone fragments using an assortment of plates, screws, rods, wires and pins. Our spinal implant products consist primarily of plates, hooks and screws. We manufacture trauma and spinal plate implants to exact details to fit bone contours. We have in place a high precision machining cell to serve the spine market.

OEM Solutions — Instruments

We make high-precision surgical instruments used in hip, knee and shoulder reconstruction procedures, as well as in spinal, trauma and other implant procedures. We design, develop and manufacture implant-specific and procedure-specific instruments. In addition, we have several proprietary orthopedic reamer systems used by many of our large customers. We typically do not manufacture general surgical instruments, but will procure them as an offering to our customers in order to provide our customers with complete instrument sets.

We currently have over 1,500 Symmetry proprietary products in our catalog and are continually investing in creating or acquiring intellectual property protected new products.

We produce a wide variety of products, primarily knee cutting blocks (instruments that guide blades that cut bone), osteotome revision systems (instruments used to cut through bone), reamers (instruments used for shaping bone sockets or cavities) and retractors (instruments used to pull back tissue for clear sight during surgery). Some of our instrument handles are produced with our patented plastic thermal assembly process, which is designed to withstand the intense heat produced during frequent sterilizations. Our instruments are made to tight tolerances to ensure precise alignment and fitting of implants.

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

Procedure-Specific Instruments.  We also manufacture independently developed instruments, referred to as our Symmetry-branded products. We have developed these products through our years of experience serving the orthopedic market and our investments in research and development. Complete implant procedure instrument sets typically include certain instruments that are designed for a particular type of procedure but can be used with the implant systems of multiple companies. By purchasing our proven Symmetry-branded products, customers can leverage our extensive experience and expertise to complete their instrument sets more quickly and efficiently.

Our Symmetry-branded products include successful hip and knee revision systems and a new spinal system. Instruments that make up revision systems, which are used to remove orthopedic implants, are typically designed for a specific type of procedure but can be used to remove various brands of implants. These self-contained systems include an assortment of osteotome blades that assist the surgeon in separating an implant from cement or bone in-growth where access is limited, while minimizing damage to the bone. Our established revision systems can also be readily modified for a customer by adding additional instruments. In recent years we have seen our Symmetry-branded product sets grow in demand as our large OEM customers distribute the products and we maintain the device files.

OEM Solutions — Cases

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

We also produce standard cases which are primarily used in the non-orthopedic market segments where the security or presentation of the instruments and devices is not customized for a specific surgery. Over the past several years, we have made a significant investment to obtain 510(k) clearance for our line of standard cases through the FDA pre-market notification process. We believe this allows our customers to reduce time to market and to reallocate financial and human resources that would otherwise be spent on approval efforts, which provides us with a significant competitive advantage in selling our standard cases.

We believe that our complete line of plastic, metal and hybrid product offerings strategically positions us for growth in the case market. We also offer medical containers which are used by hospitals to hold instruments when they are sterilized.

Highlights of our case product offerings include:

•	Orthopedic Cases. We produce custom metal, plastic and hybrid cases designed to store, transport and arrange surgical instruments and related implant systems for orthopedic device manufacturers. Proper identification of instruments, such as reamers (which are generally included in a range of sizes in one to two millimeter increments), is critical in orthopedic implant procedures. Our graphics and thermo formed tray pockets provide a secure and organized arrangement to assist surgeons during procedures.
•	Endoscopy Cases. We produce cases for endoscope sterilization utilizing the many types of sterilization methods.
•	Dental Cases. We produce cases used in dental implant and general dental procedures. Dental implant cases are typically complex, and include many levels of trays, while cases used in general dental procedures tend to be smaller and less complex.
•	Sterilization Containers. We produce the lightweight and durable Ultra Container System, which is designed for the sterilization of all surgical instruments. This product is primarily sold directly to hospitals through Symmetry Surgical.
•	Other Cases. We also manufacture and sell cases for arthroscopy, osteobiologic, cardiovascular, ophthalmology, diagnostic imaging and ear, nose and throat procedures. Additionally, we sell sterilization containers through our Symmetry Surgical segment.

OEM Solutions — Other (Specialized Non-Healthcare Products)

We offer specialized non-healthcare products on a limited basis, primarily focused on the aerospace industry. Our core design, engineering and manufacturing competencies give us the expertise to offer aerospace products. Our aerospace products consist primarily of net shaped aerofoils and non-rotating aircraft engine forgings produced for our aerospace customers. Additionally, our offering in the aerospace industry includes aerospace machining capabilities.

Symmetry Surgical — General Surgical Instruments and Related Products

We distribute a wide array of general surgical instruments directly to hospitals and other sites of care. These instruments comprise retracting, cutting, dissecting, grasping, cauterizing, ligating, coagulating, hot blade cutting, and bi-polar and mono-polar instruments — both reusable and disposable instruments. Most of these instruments are sold into operating room settings, including neurology, orthopedics, ophthalmology, ENT, reconstructive, cardiovascular, thoracic, vascular, laparoscopic, gynecology, and general surgery. In some cases products are patent protected and are marketed under well-known brands including: SYMMETRY, BOOKWALTER® Retractor Systems, OPTI-LENGTH® Extended Length Surgical Instruments, QUAD-LOCKTM Sterilization Container Systems, RAPIDCLEAN® Detachable Kerrison Rongeurs, CLASSIC PLUS® and CLASSIC® Surgical Instruments, GREENBERGTM Neurosurgical Retractor System, KARLINTM Surgical Instruments, MAGNAFREE® Non-Magnetic Surgical Instruments, FLASHPAKTM, OLSENTM, RILEYTM, ULTRATM, and ACCESS SURGICALTM. There are over 20,000 products available in our catalog.

We offer ancillary products through Symmetry Surgical, including sterilization containers, disposable instrumentation, fiber optic light sources and non-toxic enzymatic detergent, all of which are complementary to our call points and enable us to comprehensively meet customer needs.

Product Development

Our research and development team and our Design and Development Centers provide dedicated expertise and greater coordination for our design, engineering and prototyping offerings. These capabilities support both our OEM Solutions as well as Symmetry Surgical business. Our main Design and Development Center is located in Warsaw, Indiana, where we bring together talented engineering and design personnel and provide them with state-of-the-art design software and prototyping equipment. We also have additional R&D resources in other Symmetry locations. Our Design and Development Centers serve to centralize and better institutionalize our design and engineering knowledge and create a fertile environment for new product development. We can coordinate the product development projects for our customers as well as the efforts of our engineers and designers in order to ensure that we have the appropriate people and technology focused on particular product development initiatives. We seek to collaborate with our customers’ product development teams and to assist in the design, engineering and prototyping of new medical device systems from the beginning of the development process. Our sales staff is technically trained and works closely with our customers’ staff. As new product concepts are formulated, our salespeople partner with our design and engineering personnel and utilize the resources of our Design and Development Centers to provide dedicated design teams with exceptional knowledge and experience. As a project evolves, we can rapidly create prototypes of the proposed instrument, case or implant. Working closely with our customers through the conceptual, planning and prototyping stages allows us to quickly scale up for manufacturing when the product is approved for production.

In addition to supporting our customers’ product development efforts, our Design and Development Centers are continuously developing our own product lines, which we refer to as Symmetry-branded products for our OEM Solutions business, or specific branded products for Symmetry Surgical. We develop products by utilizing years of experience and knowledge, investing in research and development and continually seeking to expand our knowledge of the marketplace by consulting surgeons and other end users of our products. We currently offer over 1,500 Symmetry-branded products in OEM Solutions, including instruments for spine, minimally invasive surgical implant procedures, and hip and knee revision systems. We hold 115 patents, with 61 pending, and are investing to increase our patent estate.

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

Customers

Our OEM Solutions business supplies products primarily to manufacturers in the medical device market. Our customers include large orthopedic device manufacturers, including Biomet Inc., DePuy Orthopaedics, Inc., a subsidiary of Johnson & Johnson, (“DePuy”), Medtronic Inc., Smith & Nephew Plc, Stryker Corp. and Zimmer Holdings, Inc. (“Zimmer”) as well as a wide range of start-up and smaller companies in hip, knee, trauma, spine, and extremities. We also have established relationships, primarily through our case product offerings, with leading medical device manufacturers and distributors in numerous other medical device market segments, including Cardinal Health, Inc., Karl Storz, Edward Lifesciences and St. Jude Medical Inc. Our Symmetry Surgical business supplies products primarily to hospitals and other sites of care. With the acquisition of the Codman surgical instruments business, Symmetry Surgical will have the opportunity to serve every hospital in the U.S. as well as establish a growing presence with hospitals in 60 countries worldwide. Our relationships with sites of care are often through Group Purchasing Organizations, proprietary hospital chains, or government funded institutions.

In our OEM Solutions business we sold to over 650 customers in fiscal 2011 and in our Symmetry Surgical business we sold to over 1,500 customers. Sales to our ten largest customers across total Symmetry represented 68.3% and 71.3% of our revenue in fiscal 2011 and 2010, respectively. Our two largest customers accounted for 31.6% and 11.2% of our revenue in fiscal 2011 and were, in alphabetical order, DePuy and Stryker Corp. Our three largest customers accounted for 31.7%, 10.5% and 10.0% of our revenue in fiscal 2010 and were, in alphabetical order, DePuy, Stryker Corp and Zimmer. No other customer accounted for more than 10% of our revenue in fiscal 2011 or fiscal 2010. We typically serve several product teams and facilities within each of our largest customers, which mitigates our reliance on any particular customer. Over the past six years, we have reduced our concentration in the orthopedic industry through various acquisitions, which increased our presence in non-orthopedic markets. Our Symmetry Surgical segment went from no sales five years ago, to over 10% of our total Symmetry sales in 2011 and we expect Symmetry Surgical to represent approximately 25% of our sales in 2012.

We sell our products to customers domestically and in a number of regions outside the U.S. In addition, our customers often distribute globally products purchased from us in the U.S. Set forth below is a summary of percent of revenue by selected geographic locations in our last three fiscal years, based on the location to which we shipped our products:

	Fiscal Year Ended
	2011	2010	2009
United States	72.8%	74.2%	73.3%
Ireland	6.3%	8.8%	10.2%
United Kingdom	8.2%	7.7%	8.0%
Other foreign countries	12.7%	9.3%	8.5%
Total net revenues	100.0%	100.0%	100.0%

Sales and Marketing

Our OEM Solutions sales and marketing efforts emphasize our design and engineering expertise, internally developed Symmetry products, manufacturing capabilities, international distribution network and ability to provide customers with a comprehensive product offering. We present our products to customers in a Total Solutions® concept which offers the customer a collaborator for developing complete implant, instrument and case solutions while working to create and respond to opportunities for any one of our product offerings. Our sales and marketing personnel are based worldwide and serve our OEM customers. Our sales personnel are trained in all of our products in order to cross-sell and identify opportunities outside their immediate area of focus. While we attempt to diminish our reliance on any one purchasing decision by serving several product teams and facilities within each OEM customer, customers are increasingly consolidating their procurement activities across multiple entities. Our customer base for cases extends into nearly every segment of the medical device market. We believe there is an opportunity to leverage our existing relationships among this customer base to achieve greater penetration of our customized instrument and implant products. We intend to increase our marketing of implants, instruments and our Total Solutions® concept to these customers. Our sales personnel are technically trained and are based in close proximity to or located at our largest customers’ sites. This physical proximity allows sales personnel to engage quickly with the marketing, design, engineering and purchasing staffs of these orthopedic device manufacturers. Our sales people are empowered to bring in design and engineering product development teams to facilitate a customer’s efforts. Our goal is to collaborate with customers early in the development cycle and to continue through production, packaging, delivery and logistics.

Our Symmetry Surgical sales and marketing efforts emphasize the quality, clinical performance, and comprehensive breadth of our product line. Sales and marketing personnel are predominantly located in the U. S., although we are establishing regionally-based marketing leaders to assist in driving growth through our global network of distributors. U.S. sales are through a combination of direct representatives as well as valued distributors in certain geographic regions. Our hospital customers include clinicians, OR Directors, hospital Materials Management, hospital Central Sterilization, multi-hospital strategic sourcing entities, and Group Purchasing Organizations. Our efforts include: tender opportunities for new or updated OR where customers seek to outfit a full range of capabilities, new surgeons or new services being added to an existing OR requiring a specific clinical focus of instruments, introduction of specialized clinical innovation and new products, and replacement of existing products which have reached the end of their life cycle. Our customer interactions often involve training and education in the use of our products. Our sales personnel are technically trained and are based in the territories they serve. This enables us to be responsive to the needs of our customers and actively involved in the planning and developing of future opportunities.

Manufacturing and Materials

Our OEM Solutions segment has manufacturing facilities in the U.S., United Kingdom, France, Ireland and Malaysia. We continue to make investments to modernize our production facilities, improve our production processes and develop superior technical skills that complement our manufacturing capabilities. These investments have allowed us to continue to improve the quality of our products, increase our manufacturing capacity and improve our efficiency. Our manufacturing processes include:

•	Forging. Our forging process uses presses to force heated metal between two dies (called tooling) that contain a precut profile of the desired implant. The forging process enhances the strength of an implant, which is important for hip stems and other implants that must withstand significant stress. Many customers prefer forging because it provides greater mechanical properties. We forge gross shaped, near-net shaped and net shaped implants. Our know-how enables us to produce precision net shaped forgings in large volumes.
•	Casting. In the casting process, metal is heated until it is liquid and then poured into an implant mold. Casting can be used to produce implants with intricate shapes. We have developed a technologically advanced, highly automated casting facility in the United Kingdom.
•	Plastic and Metal Forming. Our know-how and technology facilitates our extensive plastic and metal forming capabilities. We use thermoform processes to draw uniform plastic cases and specialized equipment to form metal. Our laser controlled metal working machines allow us to punch and shape metal in intricate and complex detail.
•	Machining/Finishing. Machining is used extensively to enhance our forged, cast and formed products. We use computer numerically controlled, multi-axis and wire electric discharge equipment to cut, bend, punch, polish and otherwise shape or detail metal or plastic. Our finishing processes include polishing, laser etch marking, graphics and other customer specific processes.

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

Our Symmetry Surgical business does not engage in manufacturing, although it operates quality and procurement centers in the United States and Germany. These centers engage with suppliers (including Symmetry Medical’s OEM Solutions business) to manufacture to our specifications. Our manufacturers use raw materials, including plastic, titanium, cobalt chrome, stainless steel and nickel alloys, and various other components in the manufacture of our products. Although we generally believe these materials are readily available from multiple sources for our manufacturers, they may rely on a limited number of suppliers and in some cases on a single source vendor. For example, we are aware that the patented Radel® R plastic, which is designed to withstand intense heat produced during frequent sterilizations, is sourced from a single supplier for use in our plastic cases.

Quality Assurance

We maintain a comprehensive quality assurance and quality control program, which includes the control and documentation of all material specifications, operating procedures, equipment maintenance and quality control methods. Our quality systems are based upon FDA requirements and the ISO standards for medical device manufacturers. We believe that all of our facilities are currently in substantial compliance with regulations applicable to them. For example, in the U.S., France, Malaysia and United Kingdom these regulations include the current good manufacturing practice regulations and other quality system regulations administered by the FDA. Specific U.S. based facilities are registered with and subject to inspection by the FDA. Our line of standard cases received FDA 510(k) clearance, which can reduce our customers’ burden in obtaining FDA approval. The Europe, Malaysia and specific U.S. based facilities are ISO registered and audited annually. Our facilities have obtained numerous industry-specific quality and regulatory assurance certifications. We have made investments in statistical process controls to improve our overall quality system.

All aspects of the supply chain are integrated into our overall quality system. Our suppliers are evaluated and audited to assure compliance with all international trade compliance quality standards. Relative to our manufacturing processes we maintain and adhere to specific standard operating procedures within our quality systems to ensure compliance with our customers’ requirements for their products. Our Symmetry Surgical business likewise operates under a comprehensive quality system to ensure compliance with all product quality and customer obligations. The suppliers we utilize in the distribution process are evaluated and audited to assure compliance to all international trade compliance quality standards.

We are not aware of any significant quality issues or concerns, although if we experience a breakdown in our quality systems that result in the sale or manufacture of noncompliance products we could incur costs and loss of business, recalls, lawsuits or other adverse results.

Regulatory Compliance

We maintain an effective regulatory program to assure compliance with all applicable U.S. and international regulatory standards and directives with regard to both our manufacturing and Symmetry Surgical businesses. Our regulatory program focuses primarily on minimizing any risks associated with noncompliance with requirements or standards that could impact our products’ fit, form and function. We also place great emphasis on maintaining and following effective auditing practices and procedures to assure compliance with all internal and external standard operating procedures and 510(k) process requirements. Finally, we conduct ongoing due diligence to monitor and assure compliance with all country of origin requirements and certifications with regard to international regulatory agencies.

We are not aware of any failures to comply with applicable laws and regulations, although we cannot assure you that the costs of compliance or failure to comply with any obligations would not impact our business negatively.

Competition

Our OEM Solutions customers, to varying degrees, are capable of internally developing and producing most of the products we provide. While we believe that our comprehensive offerings and core production competencies allow medical device companies to reduce costs and shorten time to market by utilizing our services, one or more of our customers may seek to expand their development and manufacturing operations which may reduce their reliance on independent suppliers such as us. We compete on the basis of development capability, breadth of product offering, manufacturing quality, total cost/value relationship and on time delivery. We also compete with independent suppliers of implants, instruments and cases to medical device companies. A majority of these suppliers are privately owned and produce some, but not all, of the products required in orthopedic implant systems. We compete with other independent suppliers primarily on the basis of development capability, breadth of product offering, manufacturing quality, costs and on time delivery. We believe that we are the largest independent supplier of implants, instruments and cases to orthopedic device manufacturers. However, other independent suppliers may consolidate and some of our current and future competitors, either alone or in conjunction with their respective parent corporate groups, may have financial resources and research and development, sales and marketing, manufacturing capabilities and brand recognition that are greater than ours. We estimate there to be less than ten (10) competitors who can offer implant manufacturing capabilities from forging/casting to finishing, less than fifty (50) competitors who can offer complete case manufacturing capabilities and nearly 1,000 who compete in instrument or implant machining.

Our Symmetry Surgical business competes with a range of large multi-national branded instrument companies including Asculap, V. Mueller, and Integra as well as hundreds of smaller, independent suppliers of specific instruments located throughout the world. We compete with our larger competitors on the basis of product quality, breadth of product offering, reputation for sourcing from quality manufacturers, clinically trained sales force, training / education, product performance, value / cost relationship, product availability, innovation, and responsiveness to tender opportunities and other customer needs. We compete with the smaller independent competitors on the basis of breadth of product offering, clinically trained sales force, training / education, product quality, product performance, value / cost relationship, product availability, innovation, and responsiveness to tender opportunities and other customer needs. Independent providers may consolidate and some of our current and future competitors, either alone or in conjunction with their respective parent corporate groups, may have financial resources and research and development, sales and marketing, manufacturing capabilities and brand recognition that are greater than ours.

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

Our research & development team manages our intellectual property across both our OEM Solutions and Symmetry Surgical businesses. Some patents held by our OEM Solutions segment are for products sold by Symmetry Surgical. For those Symmetry Surgical products not manufactured by OEM Solutions, Symmetry Surgical is the patent holder. We currently own 115 total issued patents and have 61 patents pending related to our cases and instruments. With the acquisition of the surgical instrument portfolio from Codman, we added ten (10) issued patents related to our cases and instruments. These patents expire at various times beginning in 2012 and ending in 2029. We also have 52 issued trademarks and twelve (12) pending trademarks. With the acquisition of the surgical instrument portfolio from Codman, we added 25 issued trademarks. Our policy is to protect technology, inventions and improvements that we consider important through the use of patents, trademarks, copyrights and trade secrets in the United States and significant foreign markets. If our products were found to infringe any proprietary right of a third party, we could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or other proprietary information we own and to determine the validity and scope of our proprietary rights.

Employees

As of March 12, 2012 we had 2,520 employees. Our employees are not represented by any unions. We believe that we have a good relationship with our employees.

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

Executive Officers of the Registrant

Set forth below are the name, age, position and a brief account of the business experience of each of the Corporation’s executive officers as of March 15, 2011.

Name	Age	Position
Executive Officers:
Thomas J. Sullivan	48	President and Chief Executive Officer
Fred L. Hite	44	Senior Vice President and Chief Financial Officer
D. Darin Martin	60	Senior Vice President, Quality Assurance/Regulatory Affairs and Compliance Officer
David C. Milne	44	Senior Vice President of Human Resources, General Counsel and Corporate Secretary
Ronda L. Harris	41	Chief Accounting Officer
Christopher W. Huntington	39	Chief Operating Officer, Symmetry Surgical, Inc.

Thomas J. Sullivan has served as President and Chief Executive Officer and has been a member of the Board of Directors since January 17, 2011. From 2007 to 2011, Mr. Sullivan served as the President of the Supply Chain & Business Process division of Johnson & Johnson Health Care Systems, Inc. In this role, he led the Commercial and Government Contracting processes in support of the J&J U.S. Medical Device & Diagnostics, Pharmaceutical, and Consumer health care customers. He also led the Logistics, e-Business, Channel Management, Program Management, and global Supply Chain/ERP Competency Centers for the J&J’s Medical Device & Diagnostics Group. From mid-2010 until year end, Mr. Sullivan held additional responsibility as the Global Vice President, Customer Experience for the J&J Supply Chain Customer &

Logistics Services Team accountable for customer facing roles in Distribution, Customer Service, and Transportation supporting all J&J commercial companies throughout the world. From 2005 to 2007, Mr. Sullivan was the President of DePuy Orthopaedics, Inc. From 2002 to 2005 he served as President of J&J Medical Products Canada. From 1999 to 2001, Mr. Sullivan served as General Manager for J&J Gateway LLC and Worldwide Vice President of e-Business. Mr. Sullivan graduated as a Palmer Scholar from The Wharton School in 1991 where he earned an MBA in Strategic Management and Information Technology. He also holds a Bachelor of Science magna cum laude in Applied Mathematics and Computer Science from the University of Pittsburgh.

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

David C. Milne joined Symmetry in 2009 as Senior Vice President of Human Resources, General Counsel and Corporate Secretary. From 2000 through 2009 Mr. Milne was employed by The Steak ‘n Shake Company (NYSE: SNS), where he most recently served as Vice President, General Counsel and Corporate Secretary. After graduating cum laude from the Indiana University School of Law, Mr. Milne practiced with Bose, McKinney & Evans and Scopelitis, Garvin, Light, Hanson & Feary where he concentrated on representing employers in labor and employment law matters. Mr. Milne received his undergraduate degree from Wabash College and his MA English Literature from Indiana University, Bloomington.

Ronda L. Harris joined Symmetry in 2008 with extensive experience in financial management, planning and implementation of effective financial reporting and financial control processes. Prior to joining Symmetry, Ms. Harris served as Assistant Controller of General Electric’s Consumer and Industrial Business. Ms. Harris began her career at PricewaterhouseCoopers. She received a Bachelor of Science degree from Indiana University and became a Certified Public Accountant in 1997.

Christopher W. Huntington joined Symmetry in August 2006 through Symmetry’s acquisition of Everest Metal Orthopedics Inc. Initially serving as Vice President of Business Development, Mr. Huntington has progressed through the organization, serving most recently as Senior Vice President and Chief Operating Officer, Asia. As of January 1, 2012 he assumed the role of Chief Operating Officer of the Corporation’s Symmetry Surgical segment. Prior to joining Symmetry, Mr. Huntington founded Everest Metal Orthopedics Inc., an Implant manufacturer with locations in Cork Ireland and Suffern, New York. Mr. Huntington received his BA from St. Lawrence University and his Law Degree from DePaul University College of Law.

Additional Information

Although Mr. Hite was not alleged to know of or have any part in the accounting irregularities at the Corporation’s Sheffield, UK operating unit (see Part 1 Item 3 of this Report), pursuant to an agreed order with the Securities and Exchange Commission (“Commission”) dated January 30, 2012, he agreed to payment of a civil fine to the Commission in connection with certain internal control deficiencies and reimbursement to the Corporation of, among other things, performance-based compensation paid during a time when the Corporation filed inaccurate financial statements.

For information regarding our directors, and additional information regarding our executive officers, see our 2012 Proxy Statement which will be filed with the Securities Exchange Commission no later than 120 days after the end of our fiscal year.

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

Item 1A. Risk Factors

Our profitability is subject to risks described under this section addressing “Risk Factors.”. Although the following are not necessarily the only risks our company faces, our business, financial condition or results of operations could be materially adversely affected by the occurrence of any or all of them.

Risks Related to Our Business

•	We depend heavily on sales to our five largest OEM customers, and our business could be adversely affected if any of them reduced or terminated purchases from us.

A limited number of large orthopedic device manufacturers, all of whom are our customers, control the predominant share of the orthopedic device market. We depend heavily on revenue from the top five companies in the orthopedic industry. Revenue from our ten largest customers represented approximately 68.3% of our revenue in fiscal year 2011 and 71.3% of our revenue in fiscal year 2010. Our largest customer accounted for approximately 31.6% of our revenue in the fiscal year 2011 and 31.7% in fiscal 2010.

We expect that we will continue to depend on a limited number of large customers for a significant portion of our revenue. Our sales may be impacted by significant changes in these customers’ market share, cyclicality, inventory reductions, capital budget investment in instruments and cases, unpredictability of their new product launch activity, changes in their supply chain management, as well as the impact the global economy has on these customers’ buying patterns.

•	Customer or competitor consolidation could adversely affect demand and pricing, which could adversely affect our business.

Many healthcare companies are consolidating to create new companies that possess greater market power. As the healthcare industry continues to consolidate, our customers may delay purchases or new product launches as they integrate operations and products. Customer consolidation may also impact demand for our products, as the consolidated company implements its supply chain management philosophy. Competitor consolidation may also increase pressure as a result of the resulting larger company’s greater product and services offerings. Consolidation of our customers or competitors may increase pricing pressure or reduce our revenue, either of which would impact our operating results.

•	Loss of a large Group Purchasing Organization contract, a proprietary hospital system contract, or a country specific international distributor could adversely affect Symmetry Surgical’s revenue and could adversely affect our business.

We maintain positive relations with several Group Purchasing Organizations and large proprietary hospital systems. As these organizations continue to pursue cost reduction opportunities, they may demand contractual concessions which we are not willing to accept. Additionally, outside the U.S., we sell through country specific distributors who may also demand contractual concessions which may be undesirable for us in that market. While we believe we could pursue other distributors in global markets and engage GPO or hospital system hospitals directly, the loss of their contracts would impede our ability to generate demand and revenue and could adversely affect sales and profitability.

•	If we are unable to continue to improve our current products and develop new products, we may experience a decrease in demand for our products or our products could become obsolete.

We sell our products to customers in markets that are characterized by technological change, product innovation and evolving industry standards. We are continually engaged in product development and improvement programs, both in collaboration with our customers and independently. Our customers may engage in additional in-house development and manufacturing, and if the product advances we make are not sufficient for their needs, they may instead rely on internal capabilities. In addition, our independent competitors may produce products that are more appealing to our customers and thereby impair our ability to compete effectively with them. Our competitors’ product development capabilities could also become more effective than ours, and their new products may get to market before our products, may be more effective or less expensive than our products or render our products obsolete. Increased regulatory pressures and longer approval processes may impair our ability to develop and assist our customers in developing innovative products, as well as our ability to do so on a commercially effective timeline. If one or more of these events were to occur, our business, financial condition and results of operation could be adversely affected. Further, in recent years we have increased our investment in new product development and there is a risk that we may not realize the financial returns expected from that investment, which could also adverse impact our business.

•	We face competition from our customers’ in-house capabilities, established independent suppliers and potential new market entrants, and if we lose customers it would have an adverse effect on our revenue and operating results as many of our global facilities would be underutilized.

Our largest customers have varying degrees of development and manufacturing capabilities, and one or more of them may seek to expand their in-house capabilities in the future, including adding capacity in existing sites or expanding into low labor cost areas such as Asia. Many of our customers are larger than we are and have greater financial and other resources than we do and can commit significant resources to product development and manufacturing. Many of our independent competitors are smaller companies, many of which have close customer relationships and either a low cost structure or highly specialized design or production capabilities. Our independent competitors may continue to consolidate and some of our current and future competitors, either alone or in conjunction with their respective parent corporate groups, may have financial resources and research and development, sales and marketing and manufacturing capabilities or brand recognition that are greater than ours. In addition, the innovative nature of our markets may attract new entrants to the field. Our products may not be able to compete successfully with the products developed, manufactured or sold by other companies, which could result in the loss of customers and, as a result, decreased revenue and operating results. Because we have multiple global facilities with associated fixed overhead, our profits vary widely depending on volume. If we were to lose customers and/or key volumes, it could significantly impact our profits.

•	If product liability lawsuits are brought against us or our customers our business may be harmed.

The manufacture and sale of our healthcare and other products, including our aerospace products, expose us to potential product liability claims and product recalls, including those which may arise from misuse or malfunction of, or design or manufacturing flaws in, our products, or use of our products with components or systems not manufactured by us. Product liability claims or product recalls, regardless of their ultimate outcome, could require us to spend significant time and money in litigation or otherwise require us to pay significant damages, which could adversely affect our earnings and financial condition. The product liability insurance that we carry is limited in scope and amount and may not be adequate to protect us against product liability claims. Further, significant litigation or adverse awards could render us unable to maintain this insurance at reasonable costs and on reasonable terms, if at all.

•	We rely on our independent sales distributors and sales representatives to market and sell our products.

Our success depends largely upon marketing arrangements with independent sales distributors and sales representatives, in particular their sales and service expertise and relationships with the customers in the marketplace. Independent distributors and sales representatives may terminate their relationships with us or devote insufficient sales efforts to our products. We do not control our independent distributors, and they may not be successful in implementing our marketing plans. Our failure to maintain our existing relationships with our independent distributors and sales representatives could have an adverse effect on our operations. We have experienced turnover with some of our independent sales distributors in the past, which adversely affected short-term financial results while we transitioned to new independent sales distributors. While we believe these transitions have been managed effectively, similar occurrences could happen in the future with different results which could have a greater adverse effect on our operations than we have previously experienced.

•	We are subject to complex and costly regulation.

Our products are subject to regulation by the FDA and other national, federal and state governmental authorities. It can be costly and time-consuming to obtain regulatory clearance and/or approval to market medical products. Clearance and/or approval might not be granted for a new or modified device or other product on a timely basis, if at all. Regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. Unless an exception applies, the FDA requires that the manufacturer of new medical products or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre-market notification clearance or pre-market approval before those products can be marketed or sold in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the product, technology, materials, labeling, packaging, or manufacturing process may also require a new 510(k) clearance. The FDA has proposed changes to its 510(k) pre-market clearance process and although we cannot predict with certainty the future impact of these initiatives, it appears that the time and cost to get many of our medical devices to market could increase significantly. This could impact both our OEM Solutions customers as well as Symmetry Surgical products.

In addition, we are subject to regulations covering manufacturing practices, product labeling and advertising, and adverse-event reporting that apply after we have obtained clearance or approval to sell a product. Our failure to maintain clearances or approvals for existing products, to obtain clearance or approval for new or modified products, or to adhere to regulations for manufacturing, labeling, advertising or adverse event reporting could adversely affect our results of operations and financial condition. Further, if we determine a product manufactured or marketed by us does not meet our specifications, published standards or regulatory requirements, we may seek to correct the product or withdraw the product from the market, which could have an adverse effect on our business. Many of our facilities and procedures, and those of our suppliers, are subject to ongoing oversight, including periodic inspection by governmental authorities. Compliance with production, safety, quality control and quality assurance regulations can be costly and time-consuming.

The sales and marketing of medical products is coming under increased scrutiny by the FDA and other regulatory agencies and enforcement bodies. If our sales and marketing activities fail to comply with FDA regulations or guidelines, or other applicable laws, we may be subject to warnings or enforcement actions from the FDA or other enforcement bodies.

•	Any claims in excess of our insurance coverage limits may result in substantial costs and a reduction in its available capital resources.

We maintains property insurance policies covering physical damage to its equipment, facilities, buildings and inventory; employer’s liability insurance generally covering death or work injury of employees; product liability insurance covering product liability claims arising from the use, consumption or operation of its products; general liability insurance covering certain incidents to third parties that occur on or in the premises of the Corporation; business interruption insurance, and directors and officers liability insurance, among others. Our insurance coverage, however, may not be sufficient to cover all claims. As we expand our Symmetry Surgical sales efforts in to multiple international countries it may increase the risk of claims.

•	Our Symmetry Surgical sales efforts may be impaired by consolidation of customers or an inability to compete with regard to pricing or products.

Our Symmetry Surgical segment’s direct sales success relies upon its ability to provide products to customers on competitive price, delivery and quantity terms. Some of our customers utilize a single or small group of suppliers, and some producers utilize a small or limited group of distributors. If consolidation in the hospital industry continues we may lose customers that are absorbed into larger hospital companies that work with a limited number of competitive suppliers. In addition, our competitors may provide products similar to ours on a more price competitive basis, or we may find that we are unable to secure necessary products on a price or quantity basis required by our customers. Further, we may be unable to secure distribution rights for products required by our customers, causing them to consolidate their purchasing with competitors who are able to provide such products. Finally, some of the manufacturers for whom we provide distribution services might decide to sell directly to customers, bypassing our distribution services. If any of these events should occur, it would impair our direct sales business and cause a decline in revenue and profit.

•	Our operating results are subject to significant potential fluctuation and historical results should not be relied on as an indication of our future results.

Our operating results have fluctuated in the past and may vary significantly from quarter to quarter or year to year in the future due to a combination of factors, many of which are beyond our control. These factors include, but are not limited to:

º	the timing of significant orders and shipments, including the effects of changes in inventory management practices by our customers;
º	the number, timing and significance of new products and product introductions and enhancements by us, our customers and our competitors;
º	changes in pricing policies by us and our competitors;
º	changes in medical treatment or regulatory practices;
º	delays caused by the regulatory approval process for our new products;
º	restrictions and delays caused by regulatory review of our customers’ products;
º	our ability to meet customer demand for certain products or types of products;
º	the utilization of our manufacturing assets;
º	significantly changing quality and regulatory requirements from the FDA and our customers;
º	recalls of our or our customers’ products; and
º	availability and cost of raw materials.

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

•	If we do not retain key individuals and retain and attract skilled manufacturing workers and sales representatives, we may not be able to operate successfully, and we may not be able to meet our strategic objectives.

Our success depends in part upon the retention of key managerial, sales and technical personnel, and skilled manufacturing workers. We compete for such personnel with other companies and organizations, many of which are larger and have greater name recognition and financial and other resources than we do. Many of these competitors are located in the same limited geographic areas in which our current operations are located. There can be no assurance that we will be successful in retaining our current personnel or in hiring or retaining qualified personnel in the future. The loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect on our ability to operate successfully. We do not maintain key man life insurance on any of our executive officers, senior management or other key personnel.

In our industry, skilled manufacturing workers are difficult to identify and hire because we compete with numerous precision manufacturing companies to attract and retain qualified and highly skilled manufacturing employees. Our Northeast Indiana and Massachusetts facilities, in particular, face significant and increasing competition, including from certain of our customers and other companies, such as orthopedic related start-up companies located in or near Warsaw, Indiana or in Massachusetts. Some of these competitors are larger and have greater financial and other resources than we do. If we are not able to retain and attract skilled manufacturing employees, we may be unable to support our anticipated growth, which could adversely affect our profitability.

In 2011, we significantly expanded our direct sales force with the addition of the Codman surgical instruments business and are engaged in a detailed integration process under which we are incorporating that business into our Symmetry Surgical business. Our competitors may try to recruit our key Symmetry Surgical employees during the period of transition or thereafter, or certain key employees may elect to leave the Corporation. The loss of key Symmetry Surgical employees could impair our ability to successfully integrate and operate the Symmetry Surgical business, resulting in loss of sales and profit.

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

In recent years we have seen a trend to more customer specific implants which require less instrument sets and if this trend were to increase, it may reduce the demand for our reusable instruments. We have also seen a trend to try and replace reusable instruments, which we largely make, with disposable instruments, which we do source on a limited basis. If this trend gains significant momentum, we would have to retool our facilities to support this demand. We have also seen several large manufacturers begin reprocessing of single use devices for resale despite single use labeling. If this trend gains momentum, it could place pricing pressure on some Symmetry Surgical instrument products.

•	We depend on third party suppliers, and in some cases a single third party supplier, for key components and raw materials used in our manufacturing processes and the loss of these sources could harm our business.

We use plastic, titanium, cobalt chrome, stainless steel and nickel alloys, and various other raw materials in our products. Although we generally believe these materials are readily available from multiple sources, from time to time we rely on a limited number of suppliers and in some cases on a single source vendor. For example, we obtain patented Radel® R plastic, which is designed to withstand intense heat produced during frequent sterilizations, for use in our instrument handles and plastic cases from a single supplier. Further, some of our raw materials are produced in areas of the world that are subject to political and other disruptions that could impair supply. Any supply interruption in a limited or sole-sourced component or raw material could materially harm our ability to manufacture our products until a new source of supply, if any, could be found. Further, our efforts to cover such materials could be costly and impair our ability to meet our contractual obligations for certain products on a profitable basis. We may be unable to find a sufficient alternative supply channel in a reasonable time period or on commercially reasonable terms if at all. This could interrupt our business, cause us to become involved in litigation with suppliers or customers, impair our profitability and/or reduce the quality of our products. In addition, changes in suppliers may require customer approval, which could delay the production and sale of the products we manufacture.

In our Symmetry Surgical segment, we have several products which are sourced from a single manufacturer. If that manufacturer experiences issues with its ability to supply the product we require, raises the price of that product, or otherwise impairs our ability to obtain the product, it would reduce our sales and delay or prevent products from reaching our customers.

Additionally, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act may soon require us to report on “conflict minerals” used in our products and the due diligence plan we put in place to track whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in certain of our products.

•	Our current and future levels of indebtedness may limit our ability to operate our business, finance acquisitions and pursue new business strategies.

As of December 31, 2011, our total indebtedness, including short-term revolving lines of credit, short-term senior secured debt, long-term senior secured debt, subordinated debt and capital lease obligations was $274.2 million and we had $50.1 million of our $200.0 million revolving credit facility remaining available. Our revolving credit facility, maturing in November 2015; our bank term loans, maturing in December 2016; and our senior subordinated term notes, maturing in December 2017, all contain covenants limiting our ability to incur additional indebtedness.

In December 2011, we used a substantial amount of debt to finance the acquisition of the Codman surgical instruments business for $165.7 million. The Codman acquisition was almost entirely financed through the use of debt, including approximately $50 million of our line of credit, the addition of $50 million in bank term loans, plus $65 million in senior subordinated debt. In the future we may incur additional debt to finance acquisitions, business opportunities, capital expenditures or other capital requirements.

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

Our ability to service our recently increased level of indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, including but not limited to all of the factors and risks discussed herein. Some of these factors are beyond our control. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among others, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we may be required to refinance our debt or to dispose of assets to obtain funds for such purpose. We cannot be certain that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our debt instruments. To the extent we incur additional indebtedness or other obligations in the future, the risks associated with our indebtedness described above, including our possible inability to service our debt, would increase. Given our recent acquisition and increased debt levels and covenants, this risk factor is more significant than in prior periods and years.

•	Failure to satisfy the obligations and maintain compliance with our lending agreements could have a material adverse effect on our business.

Each of our lending arrangements requires timely payments of interest and our Bank Term Loan requires quarterly principal payments commencing September 2012. Additionally, both lending arrangements include various restrictive covenants where compliance is essential for credit availability. We may be unable to comply with the financial ratios or covenants and, if we fail to do so, we may be unable to obtain waivers from our lenders. Failure to comply with any payment or compliance requirements of our debt would entitle the lenders to, among other things, accelerate the maturity or terminate the availability of credit commitments.

•	Our lending agreements contain restrictions that limit our ability to pay dividends, incur additional debt, make acquisitions and make other investments.

Our lending agreements contain covenants that restrict our ability to make distributions to stockholders or other payments unless we satisfy certain financial tests and comply with various financial ratios. Our lending agreements also contain covenants that limit our ability to incur indebtedness, invest in our foreign operations, acquire other businesses and make capital expenditures, and impose various other restrictions. These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

•	Our future capital needs are uncertain and we may need to raise additional funds in the future.

Our future capital needs are uncertain and we may need to raise additional funds in the future through debt or equity offerings. Our future capital requirements will depend on many factors, including, but not limited to:

º	revenue generated by sales of our products;
º	expenses incurred in manufacturing and selling our products;
º	costs of developing new products or technologies;
º	costs associated with capital expenditures;
º	costs associated with our expansion;
º	costs associated with regulatory compliance, including maintaining compliance with the quality system regulations imposed by the FDA;
º	the number and timing of acquisitions and other strategic transactions;
º	working capital requirements related to growing new acquisitions or existing business;
º	expansion of our international or domestic facilities; and
º	costs of litigation, awards or other legal issues that arise.

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

We incur substantial expenses in developing and testing new products and related devices. These expenses have continued to increase over recent years. Our realization of additional revenue from new product development efforts is inherently subject to a number of important risks and uncertainties, including, directly or indirectly, end-user acceptance of the product, reimbursement approval by third-party payers such as Medicaid, Medicare and private insurers and, in some cases, FDA or comparable foreign regulatory approval of the product. In addition, our customers typically have no contractual requirement to purchase from us the products that we develop, and they could seek to have another supplier or in-house facility manufacture products that we have developed (or substitutes for them). We also incur costs and make capital expenditures for new product development and production based upon certain estimates of production volumes for our existing and anticipated products. If the actual demand for our products is less than planned, our revenue and net income may decline.

•	Our earnings would be negatively impacted if we write off goodwill or intangible assets created as a result of our various acquisitions.

As a result of acquisitions, including the two acquisitions completed in 2011, we have accumulated a substantial amount of goodwill, amounting to $229.1 million as of December 31, 2011, or approximately 35.9% of our total assets as of such date. Goodwill and certain intangible assets are not amortized but rather are tested for impairment by us annually or more frequently if an event occurs or circumstances develop that would likely result in impairment. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action, unanticipated competition or financial restatements.

•	If we are unable to protect our intellectual property and property rights, or are subject to intellectual property claims by third parties, our business could be harmed.

We rely on a combination of patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish and protect our proprietary rights to our technologies and products. We cannot guarantee that the steps we have taken or will take to protect our intellectual property rights will be adequate or that they will deter infringement, misappropriation or violation of our intellectual property. Litigation may be necessary to enforce our intellectual property rights and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expenses and may not adequately protect our intellectual property rights. In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as U.S. laws, if at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries. If our trade secrets become known, we may lose our competitive advantages.

We seek to protect our trade secrets, know-how and other unpatented proprietary technology, in part, with confidentiality agreements with our employees, independent distributors and customers. We cannot confirm, however, that:

º	these agreements will not be breached;
º	these agreements will be enforced by a court or other judicial body;
º	we will have adequate remedies for any breach; or
º	trade secrets, know-how and other unpatented proprietary technology will not otherwise become known to or independently developed by our competitors.

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

Any litigation or claims against us, whether or not successful, could result in substantial costs and could harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

º	cease selling or using any of our products that incorporate the challenged intellectual property, which could adversely affect our revenue;
º	obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and
º	redesign or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do so.

In 2011, we completed two acquisitions, both of which contain significant intellectual property, proprietary products, trademarks and license agreements. The loss of rights to any of these assets could impair the value of these acquisitions.

•	We are subject to risks associated with our foreign operations.

We have significant international operations and we continue to expand and grow these operations. We have operations in the United Kingdom, France, Ireland and Malaysia. With the acquisition of Codman surgical instruments, we have added operations in Germany and sales into over 60 countries. Certain risks are inherent in international operations that could have an adverse impact on our business, results of operations or profitability, including, but not limited to:

º	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
º	foreign customers who may have longer payment cycles than customers in the United States;
º	tax rates in certain foreign countries that may exceed those in the United States and foreign earnings that may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;
º	general economic and political conditions in countries where we operate or where end users of our products reside;
º	difficulties associated with managing a large organization spread throughout various countries;
º	changes in governmental approaches to foreign industry;
º	changes in tax, training or other incentives upon which we relied (or rely) in deciding to do business in a particular country;
º	wars, insurrections or other strife;
º	difficulties in enforcing intellectual property rights;
º	compliance obligations under a variety of foreign laws and regulations; and
º	compliance with international laws and regulations, including but not limited to, the U.S. Foreign Corrupt Practices Act by our distributors in global markets.

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

In the past six years, we have completed eight acquisitions. In 2011 we completed two acquisitions. In August we acquired Olsen Medical for $11 million and in December we acquired the assets of Codman surgical instruments for $165.7 million. In 2012 we will be focused on the integration of these two acquisitions. In the future, we may seek to acquire additional businesses or product lines for various reasons, including providing new product manufacturing capabilities, adding new customers, increasing penetration with existing customers or expanding into new geographic markets. Our ability to successfully grow through additional acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings. These additional efforts could divert the attention of our management and key personnel from our business operations and integration of our recently completed acquisitions. If we complete additional acquisitions, we may also experience:

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

We generate a significant portion of our revenue and incur a significant portion of our expenses in currencies other than U.S. dollars. We have operations in the United Kingdom, France, Ireland, Malaysia and Germany. Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments. To the extent that we are unable to match revenue received in foreign currencies with costs incurred in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results. In 2011 we did not hedge our exposure; however, with the addition of the Codman surgical instruments acquisition we may need to hedge this exposure in 2012 or in the future as we will now increase our annual purchases payable in Euros by approximately $20 million.

•	We may be adversely affected as a result of the long lead times required for sales of certain new products, including our customer launches.

We often compete for business at the beginning of the development cycle of new medical devices or upon customer redesign of existing medical devices. Our customers generally must obtain clearance or approval from the FDA before commercially distributing their products. Unless exempt, a new medical device must be approved for commercial distribution in the United States by the FDA through the 510(k) pre-market Notification Process or, in some cases, through the more burdensome pre-market approval, or PMA, process. In recent years it has taken three to nine months from the date of submission to the FDA to obtain 510(k) clearance and one to three years from the date of submission to the FDA to obtain approval through the PMA process, but in each case the approval may take significantly longer. This results in long lead times for some of our customers’ new products, which may make it difficult in the short term for us to obtain sales of new products to increase revenue or replace any unexpected decline in sales of existing products.

•	We may be adversely impacted by work stoppages, other labor matters, or new labor laws.

Currently, none of our U.S. facilities are unionized. However, over the last 10 years, our employees at two of our locations have attempted to unionize. In addition, some of our orthopedic device customers have unionized work forces. While we have not experienced any adverse effects from work stoppages or slow-downs at our customers’ or suppliers’ facilities, work stoppages or slow-downs experienced by us, our suppliers or our customers or their suppliers could result in slow-downs or closures of facilities where our products are made or used. We cannot assure you that we will not encounter strikes, further unionization efforts, new labor laws, or other types of conflicts with labor unions or our employees, which could have an adverse effect on our financial results. With the addition of the Codman surgical instrument acquisition we now have a German facility which may present new risks related to labor relations.

•	If a natural or man-made disaster strikes one or more of our manufacturing and distribution facilities or Information Technology infrastructure, we may be unable to manufacture certain products for a substantial amount of time and our revenue could decline.

We have seventeen manufacturing and distribution facilities located in the U.S., United Kingdom, France, Ireland, Malaysia and Germany. These facilities and the manufacturing equipment and personnel know-how that we use to produce and distribute our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. In the event that one or more of our facilities was affected by a disaster, we would be forced to attempt to shift production to our other manufacturing facilities or rely on third-party manufacturers, and our other facilities or a third-party manufacturer may not have the capability to effectively supply the affected products. Our Symmetry Surgical business provides global distribution from our Nashville, TN headquarters. Should a disaster strike this facility, we would be forced to attempt to shift distribution to another facility in the U.S. or Europe and adversely affect our ability to ship and invoice product. Disruptions to the global transportation network could also affect our ability to ship and invoice product. Although we have insurance for damage to our property and the interruption of our business, this insurance may not be sufficient in scope or amount to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

•	The prolonged period of U.S. financial difficulties over the past several years and uncertainty in global economic conditions could continue to adversely affect our business, results of operations, and financial condition.

Over the last several years, the U.S. and other countries around the world have experienced deteriorating and uncertain economic conditions, including unprecedented financial market disruption. If this trend in economic conditions does not continue to improve or reverts to further deterioration, it could lead to delayed or decreased demand for our product. It may additionally adversely affect our customers’ access to capital, willingness to spend capital on our products, or ability to pay for products they will order or have already ordered from us. It could also impair our access to markets, capital on favorable terms, access to raw materials, and other difficulties. Furthermore, if our suppliers face challenges in selling their products or otherwise in operating their businesses, they may become unable to continue to offer the key components and raw materials needed in our manufacturing processes. The foregoing may impact our business, accuracy of our forecasts, profitability and have other adverse impacts on our results. Patients delaying elective orthopedic surgeries have resulted in slowing procedural growth rates, predominantly in hip and knee surgery. As a result, in recent years our customers’ growth has slowed compared to historical levels and they have delayed or reduced their product launch volumes, with the resulting reduction in our business.

•	We may experience difficulties, delays, performance impact or unexpected costs from consolidation of facilities.

During 2009 and 2010, we consolidated two U.S. case manufacturing facilities into one. This consolidation resulted in higher costs and delayed deliveries during 2011. In the future, we may be required to further consolidate our operations in order to improve our cost structure, achieve increased operating efficiencies, and improve our competitive standing or results of operations and/or to address unfavorable economic conditions. We may also lose favorable tax incentives or not be able to renew a lease on acceptable terms, resulting in the need to consolidate. As part of these actions, we may further reduce staff, make changes to certain capital projects, close certain production operations and abandon leases for certain facilities that will not be used in our operations. In conjunction with any actions, we will continue to make significant investments and build the framework for our future growth. We may not realize, in full or in part, all of the anticipated benefits and savings from these efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve or maintain all of the resulting savings or benefits to our business or other unforeseen events occur, our business and results of operations may be adversely affected.

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

Our operations are subject to the tax laws, regulations and administrative practices of the U.S., U.S. state jurisdictions and other countries in which we do business. Significant changes in these rules could have a material adverse effect on the results of operations. For example, our effective tax rate reflects the impact of undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are intended to be invested indefinitely outside the United States. Substantial reform of U.S. tax law regarding tax on certain foreign profits could result in an increase in our effective tax rate, which could have a material adverse effect on our financial results. Additionally, the impact of the U.S. Medical Device Tax directly on our company or through our OEM customers could have a material impact on our financial results.

Risks Related to Our Industry

•	Orthopedic device manufacturers have significant leverage over their independent suppliers and consolidation could increase their leverage, which could result in the loss of customers or force us to reduce our prices.

We compete with many manufacturers to develop and supply implants, surgical instruments and cases to a limited number of large orthopedic device manufacturers. As a result, orthopedic device manufacturers have historically had significant leverage over their independent suppliers. For example, independent suppliers like us are subject to continuing pressure from the major orthopedic device manufacturers to reduce the cost of products while maintaining quality levels. In the past, the medical device industry has experienced substantial consolidation. If the medical device industry, and the orthopedic device industry in particular, continue to consolidate, competition to provide products to orthopedic device manufacturers may become more intense. Orthopedic device manufacturers may seek to use their market power to negotiate price or other concessions for our products. If we are forced to reduce prices or if we lose customers because of competition, our revenue and results of operations would suffer. In recent years, the industry has experienced a lack of demand and competition has become more aggressive trying to win orders and fill their facilities.

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

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Some of our manufacturing processes are required to comply with quality systems regulations, including current good manufacturing practices and quality system requirements that cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of our products. Further, some of our facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA or other agencies.

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

In addition, orthopedic implants and other medical devices produced by our customers are subject to intensive regulation and potential pre-approval requirements by the FDA and similar international agencies that govern a wide variety of product activities from design and development to labeling, manufacturing, promotion, sales and distribution. Recently, the FDA has imposed more significant requirements on supplier control procedures that may require additional audits, process validations and potentially increased costs to get products to market. Compliance with these regulations may be time consuming, burdensome and expensive for our customers and, indirectly, for us, to the extent that our customers’ compliance depends on our operations. These regulations could negatively affect our customers’ abilities to sell their products, which in turn would adversely affect our ability to sell our products. This may result in higher than anticipated costs or lower than anticipated revenue.

The regulations to which we and our customers are subject are complex, change frequently and have become more stringent over time. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state levels. Recently, the FDA has proposed a substantial 510(k) reform amendment that could change significantly the requirements and review process. The FDA may also review all current and past 510(k)s to assure they are compliant with current regulatory requirements. In addition, these regulations may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we sell our products in foreign countries, we may be subject to rigorous regulation in the future. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated revenue.

•	If our customers fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals to commercially distribute our future products our ability to sell our products could suffer.

Some of our products are subject to rigorous regulatory pre-approval by the FDA and other federal, state and foreign governmental authorities. Our customers are typically responsible for obtaining the applicable regulatory approval for the commercial distribution of our products. The process of obtaining this approval, particularly from the FDA, can be costly and time consuming, and there can be no assurance that our customers will obtain the required approvals on a timely basis, if at all. The FDA, for example, assigns medical devices to one of three classes which determine, among other things, the type and degree of FDA approval required to commercially distribute the device in the United States. We produce Class I, II and III devices. Class I devices are deemed to present little risk to patients and are generally exempt from FDA approval requirements. Class II devices can generally be commercially distributed only after the device has received 510(k) clearance. The FDA will clear marketing of a medical device through the 510(k) process if certain design, testing and validation requirements are met and it is demonstrated that the device is “substantially equivalent” to a device that was legally marketed prior to May 28, 1976, or to another commercially available device subsequently cleared through the 510(k) Pre-Market Notification process. This process generally takes three to six months, but recently has taken substantially longer, up to nine months or more, due to increased review time and scrutiny of requirements to assure a more safe and effective product. Before a Class III device can be commercially distributed in the United States, a pre-market approval, or PMA, must be obtained from the FDA. The PMA process can be expensive and uncertain, requires detailed and comprehensive scientific and other data and generally takes between one and three years, but may take significantly longer. The commercial distribution of any products we develop that require regulatory clearance may be delayed. In addition, because we cannot assure you that any new products or any product enhancements we develop for commercial distribution in the United States will be exempt from the FDA market clearance requirements or subject to the shorter 510(k) clearance process, the regulatory approval process for our products or product enhancements may take significantly longer than anticipated by us or our customers.

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

In March 2010, the United States Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). To help offset the cost of the healthcare reforms provided therein, the legislation imposes a 2.3% excise tax on all domestic sales of medical devices after December 31, 2012. With the addition of the 2.3% excise tax to the ordinary income tax already payable by medical device manufactures, the medical device industry will bear one of the highest average income tax rates imposed on any industry in the world. We cannot predict with certainty the ultimate effect the federal health care reform will have on us. Many of the details of the new federal legislation have not yet been finalized or are slated for implementation in the future. Accordingly, while it is too early to estimate the ultimate impact of the proposed excise tax (or any health care reform, in general) on our business, the legislation could have a material adverse effect on our customers’ businesses and our business, cash flows, financial condition and results of operations both before and after December 31, 2012.

•	In recent years, changing laws and increasingly complex corporate governance and public disclosure requirements could have an adverse effect on our business and operating results.

Changing laws, regulations and standards, including those relating to corporate governance and public disclosure such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and recently enacted SEC regulations, have created additional compliance requirements for companies such as ours. Our efforts to comply with these requirements have resulted in, and are like to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

º	actual or anticipated fluctuations in our operating results;
º	our announcements or our competitors’ announcements regarding new products, significant contracts, acquisitions or strategic investments;
º	loss of any of our key management or technical personnel;
º	conditions affecting orthopedic device manufacturers or the medical device industry generally;
º	product liability lawsuits against us or our customers;
º	clinical trial results with respect to our customers’ medical devices;
º	changes in our growth rates or our competitors’ growth rates;
º	developments regarding our patents or proprietary rights, or those of our competitors;
º	FDA and international actions with respect to the government regulation of medical devices and third-party reimbursement practices;
º	public concern as to the safety of our products;
º	changes in health care policy in the United States and internationally;
º	conditions in the financial markets in general or changes in general economic conditions;
º	our inability to raise additional capital;
º	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the medical device industry generally, or lack of analyst coverage of our common stock;
º	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of common stock;
º	changes in accounting principles; and
º	the announcement of financial restatements.

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

Provisions of the Delaware General Corporation Law, our Certificate of Incorporation and our Bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

º	providing for a classified board of directors with staggered terms;
º	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and by-laws;
º	eliminating the ability of stockholders to call special meetings of stockholders;
º	prohibiting stockholder action by written consent;
º	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;
º	limiting the ability of stockholders to amend, alter or repeal the by-laws; and
º	authorizing of the board of directors to issue, without stockholder approval, shares of preferred stock with such terms as the board of directors may determine and shares of our common stock.

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

Location	Principal Use	Approximate Square Footage	Own/ Lease	Segment
Avilla, Indiana	Instrument and implant design and manufacturing	40,000	Lease	OEM Solutions
Cheltenham, United Kingdom	Instrument design and manufacturing	25,000	Lease	OEM Solutions
Claypool, Indiana	Instrument design and manufacturing	33,800	Own	OEM Solutions
Cork, Ireland	Implant finishing	12,500	Lease	OEM Solutions
Hillburn, New York	Implant finishing	16,000	Lease	OEM Solutions
Lansing, Michigan	Implant design, forging and machining	65,000	Own	OEM Solutions
Lansing, Michigan	Implant Finishing and Design and Development Center	15,000	Own	OEM Solutions
Manchester, New Hampshire	Plastic and metal case design and manufacturing	122,000	Lease	OEM Solutions
Londonderry, New Hampshire	Case warehouse	27,000	Lease	OEM Solutions
Louisville, Kentucky	Instrument finishing and packaging operations	25,000	Lease	Symmetry Surgical
Nashville, Tennessee	Medical products distribution; former SSI Headquarters	16,500	Own	Symmetry Surgical
Nashville, Tennessee	Medical products distribution; Symmetry Surgical Headquarters	43,000	Lease	Symmetry Surgical
New Bedford, Massachusetts	Instrument and implant manufacturing	85,000	Own	OEM Solutions
Penang, Malaysia	Case, instrument and implant design and manufacturing	80,000	Lease	OEM Solutions
Sheffield, United Kingdom	Implant and specialized non-healthcare product design, forging, casting and machining	120,500	Own	OEM Solutions
Sheffield, United Kingdom	Implant machining	43,400	Own	OEM Solutions
Tuttlingen, Germany	Instrument procurement and quality center	5,400	Lease	Symmetry Surgical
Wambrechies, France	Case design and manufacturing	25,000	Lease	OEM Solutions
Warsaw, Indiana	Instrument design and manufacturing	58,000	Own	OEM Solutions
Warsaw, Indiana	Design and Development Center; Corporate Headquarters	15,800	Own	OEM Solutions
Warwickshire, United Kingdom	Specialized non-healthcare machining	20,300	Own	OEM Solutions
	Total square footage	894,200

We own approximately 16 acres of land in Warsaw, Indiana, and approximately 9 acres in Lansing, Michigan. These sites are available for future expansion.

All of our owned properties in the U.S. are encumbered by our Amended Credit Agreement (see Note 9 of our consolidated financial statements). Our capital lease arrangements are discussed in Note 10 of our Financial Statements.

Item 3. Legal Proceedings

SEC Inquiry

Following the discovery of the accounting irregularities at our Sheffield, UK operating unit, the Audit Committee self-reported the matter to the staff of the SEC in October 2007. Thereafter, the SEC commenced an informal inquiry regarding this matter.

We fully cooperated with the SEC in its investigation and reached a settlement in February 2012 in which we consented to an administrative cease-and-desist order to comply with relevant provisions of the securities laws. There was no fraud charge against the Corporation, nor was any civil penalty or other financial obligation imposed on the Corporation as a result of this settlement. We believe this concludes the SEC’s investigation into the accounting irregularities at the Sheffield, UK operating unit. In the future, the completed investigation and corresponding results may adversely affect our ability to obtain, and/or increase the cost of obtaining, directors’ and officers’ liability insurance and/or other types of insurance, which could have a material adverse effect on our business, results of operations and financial condition.

Item 4. (Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol SMA. As of March 12, 2012, there were approximately 288 registered holders of record of our common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A., 250 Royall Street, Canton, MA 02021, telephone (800) 962-4284.

In the two most recent fiscal years, we have not paid dividends on our common stock and do not expect to pay dividends for the foreseeable future. Instead, we anticipate that our earnings in the foreseeable future will be used in the operation and growth of our business. The payment of dividends by us to holders of our common stock is restricted by our Amended Credit Agreement. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

We currently do not have a share repurchase plan or program.

The information required by Item 5 with respect to securities authorized for issuance under Equity Compensation Plans is set forth in Part III, Item 12 of this Form 10-K.

Our common stock has been listed on the New York Stock Exchange since our initial public offering on December 9, 2004. The following table sets forth, for the period indicated, the highest and lowest sale price for our common stock by quarter for 2011 and 2010, as reported by the New York Stock Exchange:

	2011		2010
	High	Low	High	Low
Fourth Quarter	$9.49	$6.91	$9.81	$8.06
Third Quarter	$10.09	$7.08	$11.03	$8.78
Second Quarter	$10.29	$8.20	$12.05	$9.89
First Quarter	$10.02	$8.16	$10.33	$8.00

The closing sale price for our common stock on March 12, 2012 was $6.54.

Total Return Graph (Unaudited)

The following graph compares the cumulative total return on the Corporation’s common stock during the last five fiscal years with the S&P 500 Stock Index, the S&P Health Care Index and the RDG SmallCap Medical Devices Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested Symmetry Medical Inc. stock or the indices on December 31, 2006 and assumes the reinvestment of all dividends. No dividends have been declared or paid on the Corporation’s common stock. The graph depicts the change in the value of common stock relative to the indices at the end of each fiscal year and not for any interim period. Returns over the indicated period should not be considered indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Symmetry Medical, Inc., the S&P 500 Index, the S&P Health Care Index,
and the RDG SmallCap Medical Devices Index

*$100 invested on 12/31/06 in stock index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in connection with our consolidated financial statements, the notes related thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and has been derived from our consolidated financial statements.

	Fiscal Year Ended
	2011(3)	2010	2009	2008(2)	2007(1)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$359,046	$360,830	$365,943	$423,406	$290,922
Cost of Revenue	287,897	281,132	278,926	323,048	238,343
Gross Profit	71,149	79,698	87,017	100,358	52,579
Selling, general and administrative expenses	58,658	50,529	47,863	58,340	39,484
Impairment of intangible asset(4)	1,529	—	—	—	—
Facility closure and severance costs(5)	2,710	961	2,822	—	—
Operating Income	8,252	28,208	36,332	42,018	13,095
Interest expense, net	3,862	5,698	6,647	10,092	6,917
Loss on debt extinguishment(6)	—	828	—	—	—
Derivative valuation (gain)/loss(7)	—	(1,328)	(1,173)	(2,460)	1,740
Other (income)/expense	400	1,111	428	2,874	(503)
Income before income taxes	3,990	21,899	30,430	31,512	4,941
Income tax expense	1,098	7,928	8,646	7,493	5,090
Net income (loss)	$2,892	$13,971	$21,784	$24,019	$(149)
Basic per share:
Net income (loss)	$0.08	$0.39	$0.61	$0.67	$—
Diluted per share:
Net income (loss)	$0.08	$0.39	$0.61	$0.67	$—
Weighted average common shares and equivalent shares outstanding:
Basic	35,576	35,451	35,308	35,170	35,089
Diluted	36,021	35,810	35,530	35,357	35,268
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,931	$15,067	$14,219	$10,191	$12,089
Working capital	122,612	106,124	70,455	69,939	36,134
Total Assets	638,865	449,954	438,267	453,237	400,430
Long-term debt and capital lease obligations, less current portion	261,224	89,767	72,087	110,956	72,532
Total shareholders’ equity	301,399	296,369	282,470	252,414	237,536
Other Financial Data:
Depreciation and amortization	$21,297	$21,129	$22,252	$21,463	$19,998

(1)	Fiscal 2007 includes the results of Clamonta, Ltd. since its acquisition on January 9, 2007, TNCO since its acquisition on April 3, 2007 and SSI and UCA since their acquisition on August 31, 2007.
(2)	Fiscal 2008 includes the results of New Bedford since its acquisition on January 25, 2008.
(3)	Fiscal 2011 includes the results of Olsen Medical since its date of acquisition on August 15, 2011. Codman was acquired on December 29, 2011 and had an immaterial impact on our consolidated statements of operations in fiscal 2011.

(4)	In fiscal 2011, we recorded an intangible asset impairment charge of $1,529 related to the write off of the Specialty Surgical Instruments (“SSI”) tradename as the Corporation has elected to discontinue using the tradename in connection with the acquisition of Codman.
(5)	In fiscal 2009, 2010 and 2011, we recorded facility closure and severance costs as a separate component of operating income related to our ongoing cost saving and consolidation efforts. Additional information is set forth in Note 17, Notes to the Consolidated Financial Statements contained in Item 8 of this report.
(6)	During fiscal 2010, we refinanced substantially all of our debt arrangements that were to mature in June 2011, resulting in a loss on debt extinguishment of $828.
(7)	Historically, we have had a significant amount of variable rate long-term indebtedness. We have managed our exposure to changes in interest rates by entering into interest rate swap agreements. We have also entered into foreign currency exchange forward contracts to mitigate fluctuations in foreign currency on the statement of operations. Each agreement is evaluated on its ability to qualify for hedge accounting treatment. Changes in fair market value of agreements that do not qualify as a hedge are recorded each period in earnings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Introduction

Healthcare is a $3 trillion global industry which is expected to continue to grow as the population ages, standards of care in developing nations evolve, and advances in medical care are achieved. Representing one of the largest percentages of GDP, cost containment in healthcare is becoming an increasingly critical issue in both government funded and privately insured populations. Nonetheless, there is an expectation of continued improvements in the standard of care and prevention. The global medical device market is estimated to be over $312 billion, with annual growth anticipated in the low to mid-single digits. We compete primarily in two segments of the medical device market — orthopedic products and reusable general surgical instruments.

Symmetry Medical OEM Solutions

In 2010, we estimate revenues generated by sales of orthopedic products worldwide exceeded $39 billion (12.5% of the global medical device market), an increase of 4.5% over 2009 global revenues. Of the $39 billion, 80% of those revenues come from the ten largest orthopedic companies in the world. Reconstructive products (implants used to replace knees, hips, shoulders, and other joints) represent the largest segment of OEM sales at 35% followed by Spine and Trauma (products which repair bone fractures) at 18% and 14%, respectively. The market is global in nature with growth in the U.S. estimated to be zero to slightly negative in 2011 and growth outside of the U.S. (“OUS”) to be slightly positive for a net worldwide flat market. Long term procedural growth rates in orthopedics are estimated to be four to seven percent (with spinal growth slightly faster and trauma slightly slower); however, pricing pressure on OEM companies offset by mix and product introductions may result in a more variable revenue projection.

In 2010, global sales of reconstructive joint replacement products (hips, knees, shoulders, elbows, wrists, digits) exceeded $13 billion, virtually flat versus the previous year. Knees comprised the largest sub-segment of the joint replacement market at ~ $7 billion followed by hips at ~ $6 billion. Geographically, sales in the U.S. accounted for slightly more than 60% of global joint replacement revenue. In 2010, sales of products (excluding biologics) used in spinal procedures (including fusion, discectomy, disc replacement, vertebroplasty/kyphoplasty, and fracture repair) are estimated to have exceeded $7 billion. The seven largest OEM global spine companies controlled 81% of the worldwide spine market in 2010. It is believed that 2011 procedural growth rates were slowed as a result of macro-economic issues (government funding and GDP growth) as well as unemployment/risk of unemployment and access to insurance. Nonetheless, we expect continued growth in the orthopedic device market to be driven by a number of trends including:

•	growing elderly population;
•	aging, affluent and active “baby boomers” placing additional “wear and tear” on their joints;
•	obesity trends significantly increasing risk of osteoarthritis and subsequent joint replacements;
•	improving technologies that expand the market, including minimally invasive surgery;

•	successful clinical outcomes increasing patient confidence;
•	increasing patient awareness through orthopedic device companies’ direct marketing programs;
•	increasing volume of procedures to replace older implants (or revision procedures); and
•	developing international markets.

The contract manufacturing industry, in which our OEM Solutions business competes, serves the orthopedic OEM companies by providing engineering, manufacturing, and distribution services in the areas of implants, surgical instruments (used to implant the prosthesis), and cases (used to carry and sterilize instruments / implants). Because of the lack of availability of data regarding OEM self-manufacturing and the number of privately held competitors, internal estimates for the size of the contract manufacturing industry range from $1.5 billion to $2.2 billion in 2010. We expect that this will grow at a rate faster than procedural growth and consolidate among fewer larger competitors as a result of:

•	OEM customers are forced to make choices of where to apply limited resources in product development and manufacturing resulting in a greater use of contract manufacturers;
•	new OEM entrants capitalizing on the expertise and scale afforded by contract manufacturers;
•	OEM customers selecting technologies which are considered core competencies and choosing to outsource others;
•	medical device OEMs are under pressure to comply with increased regulation by the FDA of firms who manufacture, repackage, relabel, and/or import medical devices sold in the U.S.;
•	OEM customers continue to consolidate their supplier base in an effort to streamline their supply chain and concentrate relationships with more sophisticated suppliers; and
•	significant switching cost to change suppliers/contract manufacturers given complexity of products as well as long-standing relationships.

Symmetry’s OEM Solutions business competes in the contract manufacturing industry serving the Orthopedic OEM marketplace and to a lesser degree adjacent medical device segments (including arthroscopy, dental, laparoscopy, osteobilogic, and endoscopy segments predominantly through our cases and trays product lines). We also offer services to specialized non-healthcare markets such as aerospace where our precision machining capacity can bring value. We manufacture most of the products we sell and have manufacturing locations worldwide to service our global customer base. We believe that our comprehensive product and services offering, our quality and regulatory expertise, our global resources and our size as the largest provider in the orthopedic industry and range of capabilities provide us a competitive advantage. We leverage these competitive advantages to accelerate our customers’ time to market as they develop and launch new products. This relationship typically leads to an ongoing supply of products to our customers during the life of the product. Our primary products in the OEM Solutions segment include:

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

We believe that our OEM Solutions segment has created a distinct competitive position in the orthopedic device market based upon our Total Solutions® approach. Our Total Solutions® approach provides our customers with a broad range of products, as well as comprehensive design, engineering and project management services and state of the art production capabilities to help bring their implant systems to market quickly and efficiently. While definitive market share data is not available, we estimate that our OEM Solutions business holds approximately 20% overall market share.

In our OEM Solutions business, our core strategy is built around our business model which leverages our global resources to expand our leadership position within the orthopedic sector and to diversify our revenue base to related medical markets as an OEM supplier. Specific to our orthopedic customers, we believe that we have well-established relationships which provide us access to decision makers in product development, sales & marketing, engineering, and procurement. In addition to attempting to gain a greater share of new opportunities from these customers, we believe that trends among our OEM customers to consolidate their supply chains will continue to create opportunities for growth faster than market. The larger OEMs are increasingly focused on improving their supply chains by outsourcing more of their products among a consolidated group of strategic suppliers who are expected to provide a wider range of services. These actions are intended to result in an increased level of attention among their suppliers to quality and regulatory compliance, resulting in reduced overall costs for the OEM. The smaller OEMs are becoming more reliant on their suppliers to support the increased regulatory and quality requirements being placed on their systems, thus utilizing the strong offering of the OEM Solutions business. Additionally, we believe that growth opportunities exist to provide products that we have developed or modified specifically for our customers’ particular product lines. The receptivity of customers to our innovations as well as opportunities for our OEM Solutions business to grow market share are built upon a foundation of meeting our customers’ basic expectations for product and process quality as well as customer service in the form of responsive lead-times and on time delivery of expected purchase orders.

In 2011 the Corporation’s new senior management team identified that our customer service to OEM Solutions customers was not meeting the standards our customers expected, and had not for the previous year. Additionally, while our quality system was still assessed among the best in the contract manufacturing industry, we were no longer significantly differentiated in our capabilities. These two weaknesses in our execution created a competitive disadvantage for the company in gaining new or ongoing opportunities with existing customers and acquiring new customers. Management devoted significant attention and expense throughout 2011 to addressing this situation. Actions taken and voluntary departures resulted in the replacement of several senior leaders accountable for manufacturing execution (Chief Operating Officer & Senior Vice President Cases, Senior Vice President Implants, Senior Vice President Instruments), the recruitment and hiring of business leaders with manufacturing strengths (in both medical and non-medical environments), the recruitment and hiring of Plant General Managers at several sites, a significant increase in inventory to improve service levels, and an increase in direct and indirect labor (including overtime). While the financial impact of these actions has been significant, these actions were necessary to begin reversing the negative trend in performance and customer perception.

We have initiated several additional long term programs which we believe will help to reduce costs and lead to improvements in gross margin and a further solidification of our status of having a best in class quality system. These include the Symmetry Business System (SBS), Predictive and Outcome Metrics, Win SPC for statistical quality control, ETQ for quality management, and Epicor-9 for a comprehensive ERP infrastructure. In 2011 the following critical activities were conducted: the first stage of the SBS deployed with the implementation of GEMBA walks at all facilities and the completion of the SBS roadmap, the identification and daily measurement of critical outcome metrics and select predictive indicators company wide, installation of Win SPC stations at many Symmetry plants and approval of the capital appropriation to complete the rollout for all machining centers by third quarter 2012, the completion of a deployment plan and roadmap for ETQ, and the implementation of Epicor-9 at eight manufacturing sites (with all the US instrument plants being in a single instance). While substantial progress was made during this first year, these programs are expected to roll out over multiple years and their benefits continue to be realized. We believe that these actions will enable us to continue to remove incremental legacy costs and improve gross margin through a reduction of scrap, increased machine and labor efficiency, better information flow reducing inventory, and reduction in back office administration. While we will always strive to improve our performance and set the benchmark in our industry, we are pleased at the significant progress we have made in 2011 and the confirmatory feedback we have received from our customers. We believe we are well positioned to pursue market share opportunities (as customers increase outsourcing and rationalize their supplier base) as well as new programs with existing customers and new customers.

Demand for our OEM Solutions products weakened throughout 2011. While the previously described performance issues contributed to order weakness throughout the year, market factors had an additional impact. Specific to our implant product line, the weakness in overall procedural demand (specifically knees and hips), the concentration of our sales to select customers and their resulting market share changes, reductions in inventories by OEM customers, customer forecast reductions leading to additional inventory reductions, and customer in-sourcing to keep their factories at desirable output levels all contributed to the overall weakness we experienced in implant volume.

Our instrument and cases business suffered weakness throughout the year and especially in the second half of 2011 as a result of OEM customers dramatically reducing their capital spending on instrumentation in the latter half of 2011 in the face of declining procedural volumes and financial result / cash flow objectives. This was further compounded by some customers’ efforts to in-source selected manufacturing activities. While we do not expect to see an immediate rebound in capital spending or procedural growth in the first half of 2012, we believe that the prognosis for long term growth remains as customers make capital investments to drive market share gains and launch new products.

To leverage our position for the expected long term rebound in orthopedic procedures and new product launches, as well as the opportunities created by the rationalization of suppliers by OEM customers, we are focused on engaging in more active and positive discussions with our customers to satisfy a greater portion of their product and service needs. While these strategic changes do not happen overnight, we continue to believe that we are in a favorable position to continue as a supplier of choice for our major customers and increase the volume of work they provide. We believe our global capacity and competitive strengths will continue to benefit us as the order volume and large project launches continue, particularly within the dynamic and aging US population. We continue to focus on improved performance and are confident that further improvements can be achieved. We are reviewing all aspects of our operations to achieve these further improvements and believe the following actions will help position us for sustainable long-term profitable growth:

•	Continuous Improvement — We are focused on improving competitiveness by becoming more efficient while strengthening our operating processes and internal controls. Our new leadership team is working together to increase efficiency across all functions. We are focused on improving our manufacturing processes through the use of lean principles and techniques in the Symmetry Business System.
•	Diversification — Within the orthopedic sector we will continue to expand our product portfolio and build upon the strength of our presence in the large reconstructive joint market. Orthopedic sector diversification will include: spine, trauma, extremities and small joints. Diversification outside of the orthopedic market could include areas where we know the customer, know the regulatory standards that govern products and processes, and know (or can manage acquired capabilities) the manufacturing processes.
•	Low Cost Country Manufacturing — We will continue to take advantage of the low cost country capabilities we have created in Malaysia to support cost reduction opportunities in partnership with our customers.
•	Capitalize On New Capabilities — With the 2011 acquisitions of the Codman surgical instrument portfolio and the line of electrosurgical products from Olsen Medical, we can expand the type of products we can offer our OEM customers. Additionally, Codman included an instrument procurement and quality center located in Tuttlingen, Germany which can be used to offer purchase for resale services to OEM customers who would prefer to not do business with the less than 50 small manufacturers in this important manufacturing center.
•	Partnership — We will continue to develop and grow our customer relationships to include more strategic and longer term partnerships.

•	Intellectual Property — We plan to continue to expand and develop our intellectual property portfolio, with a focus on both process and product patents. The development of proprietary Symmetry products which we can customize for multiple OEM customers creates an opportunity to drive increased revenue as well as improved gross margins. In 2011 we filed for 11 patents, more than during the previous five years combined.

•	Organizational Development — We continue to build an organization structure that is capable of delivering upon our strategic objectives of OEM supplier leadership, diversification, innovation and support business development.
•	Engaged Employees — We frequently communicate with our employees to assure they have the right tools to do their jobs, are being developed properly and to further discover ways to make their employment more satisfying and fulfilling. We believe that through engaged employees we build satisfied customers.

From 2006 to 2011, we completed five acquisitions focused on enhancing our product offerings and business model in our OEM Solutions business for an aggregate purchase price of $133.9 million. We did not complete any acquisitions in 2011 focused on our OEM Solutions business, but we do believe that the acquisition of Olsen Medical and Codman’s line of surgical instruments (for a total of $176.7 million) will provide a tangential benefit for OEM Solutions as described above. Our acquisitions have afforded us the opportunity to offer a comprehensive line of implants, surgical instruments and cases for orthopedic device manufacturers on a global basis, instruments and cases into other medical markets and specialized parts into the aerospace industry. Growth through acquisition is a significant part of our business strategy. We will continue to seek out acquisitions that bring us capabilities to pursue opportunities as an OEM solutions provider in adjacent medical device categories or to further strengthen our implant services offerings.

Symmetry Surgical

The reusable general surgical instruments market includes products common to operating rooms that enable clinicians to expose, grasp, cut, and clamp during surgery. The products are common to a wide range of surgical procedures including general surgery, neurosurgery, spine, arthroscopy, cardio vascular / thoracic, OB/Gyn, ENT, and ophthalmic. Products include table-mounted retractors, holders, scissors, clamps, forceps, dissectors, hemostats, speculums, vascular scissors, vascular forceps, needle holders, clamps, rib retractors, curettes, dissectors/elevators, nerve hooks, duralhooks, retractors, rongeurs, bone-cutting forceps, osteotomes, chisels, gouges, hand-held retractors, self-retaining retractors, spreaders, storage containers, and general disposables including suction tubes, skin markers, vein strippers, disposable towel clips, and lubricants.

Products are sold primarily to the tertiary hospital OR environment, although increasingly growth is coming from a migration of site of care to ambulatory surgery centers and physician offices for select procedures. Management estimates that there are four large players in the global market with the balance being in hundreds of regional or specialty smaller companies. We expect that market growth will be driven by the following factors:

•	Macro economics and demographics driving overall hospital procedural growth;
•	Capital investment in new hospital and / or new OR construction, especially in developing countries;
•	Customer cost pressures increasing the use of reusable surgical instruments versus disposable; and
•	Innovations that result in a reduction of labor required during surgery, decreased OR times, or other reductions in cost to serve.

Symmetry Surgical (previously known as hospital direct business or SSI) competes in the reusable general surgical instruments segment of the medical device industry. Historically we have been a small competitor through our Specialty Surgical Instrumentation (SSI) subsidiary (a 2007 acquisition) with nearly all sales in the U.S. and a concentration in the southern half of the country. We offered a range of general instrumentation, cases, and other general disposables manufactured by plants within Symmetry’s OEM Solutions plants as well as procured from smaller contract manufacturers and other smaller OEMs. We believe that our well established customer relationships — based on total value, responsiveness, and training — with

Group Purchasing Organizations as well as hospital materials management, OR directors, and clinicians has enabled us to grow faster than market since we acquired SSI. In 2011 we sold in the U.S. through a combination of direct sales representatives and authorized distributors in specific geographies. With an insignificant amount of overall market share (and virtually no sales outside the U.S.), we have been a competitive force outside of the growing number of specific territories where our value proposition has been appreciated by customers.

During 2011, Symmetry Surgical underwent significant change. Despite slower procedural volumes, Symmetry Surgical continued to grow faster than market in surgical instrument sales. Our focus throughout the year was the pursuit of market share building upon the opportunities afforded to us through Group Purchasing Organization contracts as well as the total value of our products and responsive service. We worked collaboratively with our distributor representatives to drive growth as well as through our direct sales force which was primarily located in the southern United States. We launched 5 new products during 2011: the Ultra Vision Retractor System, Access Elbow Loc arm positioner, Pure Life traditional allograft, Ultra Lap Electrode, and Ultra Vertebral Prep System. Overall, we believe we strengthened the Corporation’s competitive position in 2011 with our service levels, responsive execution, and growing product line.

After acquiring SSI in 2007 we did not execute any additional Symmetrical Surgical acquisitions until August 15, 2011, when we acquired Olsen Medical, a privately-held, world leader in the design, development and manufacturing of electrosurgical instruments and accessories for $11.0 million in cash. Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories. Olsen Medical’s products were primarily sold through distributors in the U.S. and internationally, including SSI. With the Olsen Medical acquisition we gained an instrument finishing and packaging operation in Louisville, KY as well as a sourcing supply chain into Asia. We began the integration of the Olsen distributor network (in those areas where we did not previously carry the product) in 2011 and will continue that effort in 2012. We also began the integration of the supply chain and all back office services into our Nashville, TN headquarters.

On December 29, 2011 the Corporation acquired the surgical instruments product portfolio from Codman & Shurtleff, Inc., a Johnson & Johnson Company, for $165.7 million in cash. This transaction included U.S. based personnel in sales, marketing, and R&D as well as inventory, intellectual property, trademarks, regulatory approvals, and an instrument procurement center and personnel located in Tuttlingen, Germany. As part of the transaction, Codman & Shurtleff, Inc. will also provide Symmetry Surgical with transition services for a period of time, including U.S. distribution, global quality and regulatory, and distribution through Codman affiliates outside the U.S. This acquisition provides several strategic benefits for our overall business, including increased revenue diversification, enhanced gross margin, a strategic instruments procurement capability in Tuttlingen, Germany, a strengthened intellectual property portfolio, and innovation driven by access to broader hospital market intelligence in additional surgical specialties. Specific to Symmetry Surgical, our resulting offering will be one of the broadest and most respected product portfolios in the market for general surgical instruments. This positions us well to continue growing our U.S. market share in the hospital direct business, as well as building on the strong international presence in 60+ countries.

Throughout 2012 we will fully integrate our sales teams as well as servicing the acquired products and teammates into headquarters in Nashville, TN for administrative services as well as customer service, distribution, and western hemisphere sourcing. The acquired Tuttlingen, Germany facility will provide sourcing and quality services for products procured in Germany, as well as other regions of the world for all of Symmetry. Our U.S. based marketing team will collaborate with Symmetry engineers and product developers to create a product pipeline that addresses unmet needs for the product areas in which we compete.

While we will continue to evaluate acquisition candidates for Symmetry Surgical, we are conscious not to enter into product categories which could be considered competitive to our core OEM Solutions customers. While growth through acquisition will continue to be a part of our business strategy, we will focus our resources on execution of these acquisitions, innovation of new products, and market share gains to drive growth domestically and abroad.

During fiscal 2011, the combination of our two reportable segments sold products to approximately 2,150 customers. Our largest customer accounted for approximately 31.6% of our revenue in fiscal 2011 and

31.7% in fiscal 2010. Our five largest customers collectively accounted for approximately 60.5% and 63.3% of our revenue in fiscal 2011 and fiscal 2010, respectively. Within each of our largest customers, we typically serve several product teams and facilities, which reduces our reliance on any single purchasing decision. Approximately 72.8%, 6.3%, 8.2% and 12.7% of our revenue in fiscal 2011 and approximately 74.2%, 8.8%, 7.7% and 9.3% of our revenue in fiscal 2010 was from sales to the U.S., Ireland, United Kingdom, and other foreign countries, respectively.

Our revenue from the sale of instruments, implants, cases and other products through our OEM Solutions segment represented 89% of our total revenue with each product category representing 36.1%, 32.3%, 23.7% and 7.9%, respectively, of our OEM Solutions revenue in fiscal 2011, compared with 36.1%, 34.1%, 22.9% and 6.9%, respectively, of our OEM Solutions revenue in fiscal 2010. Revenue from Symmetry Surgical represented 11% of our revenue in fiscal 2011 as compared to 10% in fiscal 2010.

Results of Operations

The following table summarizes our consolidated results of operations for each of the past three years. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Fiscal Year
	2011		2010		2009
	(in millions)
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Statement of Operations Data:
Revenue	$359.0	100.0%	360.8	100.0%	365.9	100.0%
Cost of Revenue	287.9	80.2%	281.1	77.9%	278.9	76.2%
Gross Profit	71.1	19.8%	79.7	22.1%	87.0	23.8%
Selling, general, and administrative expenses	58.7	16.3%	50.5	14.0%	47.9	13.1%
Impairment of intangible asset	1.5	0.4%	—	0.0%	—	0.0%
Facility closure and severance costs	2.7	0.8%	1.0	0.3%	2.8	0.8%
Operating Income	8.3	2.3%	28.2	7.8%	36.3	9.9%
Other (income)/expense:
Interest expense	3.9	1.1%	5.7	1.6%	6.6	1.8%
Loss on debt extinguishment	—	0.0%	0.8	0.2%	—	0.0%
Derivatives valuation gain	—	0.0%	(1.3)	(0.4%)	(1.2)	(0.3%)
Other	0.4	0.1%	1.1	0.3%	0.4	0.1%
Income before income taxes	4.0	1.1%	21.9	6.1%	30.4	8.3%
Income tax expense	1.1	0.3%	7.9	2.2%	8.6	2.4%
Net income	$2.9	0.8%	$14.0	3.9%	$21.8	6.0%

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenue.  Revenue for fiscal 2011 decreased $1.8 million or 0.5% to $359.0 million from $360.8 million in fiscal 2010. Revenue for each of our segments and principal product categories in these periods was as follows:

	Product Category
	2011	2010
	(in millions)
OEM Solutions
Instruments	$115.3	$117.6
Implants	103.3	111.3
Cases	75.8	74.7
Other	25.1	22.4
Total OEM Solutions	319.5	326.0
Symmetry Surgical	39.5	34.8
Total	$359.0	$360.8

The $6.5 million decrease in OEM Solutions segment revenue resulted from a $10.5 million reduction in overall customer demand, offset by favorable foreign currency exchange rate fluctuations of $4.0 million. OEM Solution Instrument revenue decreased $2.3 million in fiscal 2011. Demand from our five largest OEM customers increased $1.9 million or 2% related to the timing of project launches, but was offset by reductions from our other customers due to reduced capital spending, largely in conjunction with their continued reaction to lower procedure growth versus expectations earlier in 2011. Foreign currency exchange rate fluctuations had a $0.4 million favorable impact on OEM Solution Instrument revenue. OEM Solution Implant revenue decreased $8.0 million in fiscal 2011 primarily from our five largest OEM customers as they reacted to the overall sluggishness of orthopedic procedures and customer days of inventory reduction. This reduction was offset by favorable foreign currency exchange rate fluctuations of $1.7 million. OEM Solution Case revenues increased $1.1 million in fiscal 2011 as compared to 2010 primarily as a result of favorable foreign currency exchange rate fluctuations of $1.2 million. OEM Solution Other product revenue increased $2.7 million, attributable to $2.0 million increased aerospace customer requirements as their industry experienced higher volumes, and favorable foreign currency exchange rate fluctuations of $0.7 million.

The $4.7 million increase in Symmetry Surgical revenue in fiscal 2011 as compared to 2010 was primarily the result of increased product sales of $2.6 million as we continued to broaden our product offerings and increase our territory with additional direct sales representation. Revenue also grew from the acquisition of Olsen on August 15, 2011which added $2.1 million of revenue. The acquisition of the Codman surgical instruments business, completed on December 29, 2011, had no impact on revenue for 2011.

Gross Profit.  Gross profit for fiscal 2011 decreased $8.6 million, or 10.7%, to $71.1 million from $79.7 million in fiscal 2010 and was comprised of a decrease of $10.0 million in OEM Solutions gross profit partially offset by an increase of $1.4 million in Symmetry Surgical gross profit. OEM Solutions’ gross profit decreased $10.0 million, or 14.9%, to $57.3 million and as a percentage of revenue was 17.9% in 2011, a decline from 20.7% in 2010. The decline in gross profit was primarily due to manufacturing inefficiencies to solidify our customer service levels, unexpected higher material and scrap costs as well as consumables and tooling expense. Gross profit as a percentage of revenue declined due to revenue decreasing by 2.0% compared to 2010 combined with an increase in costs of 1.4% compared to 2010 for reasons previously noted. Changes in foreign currency exchange rates positively affected our OEM Solutions total year 2011 gross profit by $0.8 million. Symmetry Surgical gross profit for fiscal 2011 increased $1.4 million, or 11.8%, to $13.8 million and as a percentage of revenue was 35.0% in 2011, a decrease from 35.5% in 2010. Gross profit was positively impacted by increased sales volume, which was due in large part to the acquisition of Olsen; however, gross profit was also negatively impacted by the inclusion in cost of sales of $0.6 million of inventory step up associated with the inventory acquired from Olsen Medical.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses in fiscal 2011 increased $8.2 million, or 16.1%, to $58.7 million from $50.5 million in fiscal 2010. This increase was primarily driven by management transition expense of $3.7 million related to the January 2011 appointment of our new CEO and primarily consists of stock based compensation expense of $1.9 million, incentive compensation of $0.9 million and costs related to the prior CEO of $0.7 million. We also incurred $2.2 million of acquisition related costs associated with the Corporation’s acquisition of the surgical instruments business of Codman & Shurtleff, Inc. in December 2011 and Olsen Medical in August 2011, as well as increased investment in research and development expenditures of $0.7 million, and stock based compensation of $0.6 million and sales commissions related to our increased sales in our Symmetry Surgical segment. As a percentage of revenue, selling, general and administrative expenses were 16.3% in fiscal 2011 as compared to 14.0% in fiscal 2010. Changes in foreign currency exchange rates increased our selling, general and administrative expenses by $0.5 million.

Impairment of Intangible Assets.  Results of operations for Fiscal 2011 include a pre-tax impairment charge of $1.5 million related to the write off of the SSI trade-name. In connection with the acquisition of the surgical instruments business of Codman in December 2011, the Corporation elected to discontinue using the SSI trade name. There was no similar charge in 2010.

Facility Consolidation and Severance Costs.  Results of operations for fiscal 2011 and 2010 include pre-tax charges of $2.7 million and $1.0 million, respectively, associated with employee cost reduction and efficiency actions, as well as the consolidation of our Auburn, Maine facility into other facilities that produce similar products in fiscal years 2009 and 2010. In fiscal 2011, these charges were comprised entirely of severance costs. In fiscal 2010, these costs were comprised of $0.6 million of severance costs and an additional $0.4 million of asset impairment and moving expenses. As of December 31, 2011 and January 1, 2011, severance accruals related to these cost reduction and efficiency actions totaled $0.6 million and nil, respectively.

Other (Income) Expense.  Interest expense for fiscal 2011 decreased $1.8 million, or 32.2%, to $3.9 million from $5.7 million in fiscal 2010. This reduction was driven by lower debt levels throughout fiscal 2011 as well as lower interest rates paid during 2011 as compared to 2010. During November 2010, we refinanced substantially all of our debt arrangements that were to mature in June 2011, which resulted in a loss on debt extinguishment of $0.8 million. In 2009, we entered into a forward swap contract to manage interest rate risk related to a portion of our current outstanding term loan indebtedness due in 2011. This swap contract was designated as a cash flow hedge of the future payment of variable rate interest with three-month LIBOR fixed at 1.34% per annum in 2009, 2010 and 2011. The net derivatives valuation gain for 2010 consists of a gain on interest rate swap valuation of $1.3 million related to our interest rate swap that was not designated as a hedge. As part of our debt refinancing that occurred in November 2010, both these interest rate swaps were settled.

Provision for Income Taxes.  Our effective tax rate in fiscal year 2011 was 27.5% compared to 36.2% in fiscal 2010. This rate is lower than the U.S. Federal statutory rate primarily due to the favorable impact of foreign income taxes as we benefited from an increase in income earned in foreign jurisdictions in 2011 where the statutory tax rates are lower than the Federal statutory rate.

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenue.  Revenue for fiscal 2010 decreased $5.1 million or 1.4% to $360.8 million from $365.9 million in fiscal 2009. Revenue for each of our principal product categories in these periods was as follows:

	Product Category
	2010	2009
	(in millions)
OEM Solutions
Instruments	$117.6	$141.1
Implants	111.3	108.0
Cases	74.7	67.8
Other	22.4	22.7
Total OEM Solutions	326.0	339.6
Symmetry Surgical	34.8	26.3
Total	$360.8	$365.9

The $13.6 million decrease in OEM Solutions segment revenue resulted from $11.2 million reduction in customer demand as well as unfavorable foreign currency exchange rate fluctuations of $2.4 million. OEM Solutions Instruments revenue decreased $23.5 million in fiscal 2010, driven primarily by lower demand from our five largest OEM customers of $27.8 million due to the timing of their various product launches. After a strong first half of 2009, instrument demand decreased during the second half of 2009. Demand improved in 2010 as compared to the second half of 2009, but not sufficiently to offset the decrease experienced during the first half of 2010 as compared to the strong first half of 2009. We did experience growth of $4.3 million from other customers during fiscal 2010 as compared to fiscal 2009 driven by our efforts to diversify our customer base in both orthopedic and non-orthopedic markets. OEM Solution Implant revenue increased $3.3 million in fiscal 2010, which was driven by increased customer demand of $4.8 million, primarily from our five largest OEM customers, to support procedure growth, offset by unfavorable foreign currency exchange rate fluctuations of $1.5 million. OEM Solutions Case revenues increased $6.9 million in fiscal 2010 as compared to 2009 attributable to a $7.6 million increase in customer demand primarily from our five largest OEM customers. This increased demand was partially offset by $0.7 million of unfavorable foreign currency exchange rate fluctuations in case revenues. Other product revenue decreased $0.3 million, primarily attributable to unfavorable foreign currency exchange rate fluctuations of $0.2 million.

The $8.5 million increase in Symmetry Surgical revenue in fiscal 2010 as compared to 2009 was the result of increased product sales of $4.4 million that were driven by the increase in general demand combined with our focus on the hospital direct distribution business and the shift of all of our direct distribution business to Symmetry Surgical in fiscal 2010.

Gross Profit.  Gross profit for fiscal 2010 decreased $7.3 million, or 8.4%, to $79.7 million from $87.0 million in fiscal 2009 and was comprised of a decrease of $11.1 million in OEM Solutions gross profit partially offset by an increase of $3.8 million in Symmetry Surgical gross profit. OEM Solutions’ gross profit decreased $11.1 million, or 14.2%, to $67.3 million and as a percentage of revenue was 20.7% in 2010, a decline from 23.1% in 2009. This decrease was primarily due to manufacturing inefficiencies resulting from our facility consolidation efforts in 2010 and unfavorable changes in product mix resulting in higher material cost as a percentage of revenue. Despite increased costs for resources to support higher customer and FDA regulatory expectations, labor and overhead costs remained relatively consistent as a percentage of revenue as we endeavored to match variable costs in line with the volatility in customer ordering patterns. Changes in foreign currency exchange rates negatively affected our OEM Solutions total year 2010 gross profit by $0.4 million. Symmetry Surgical gross profit for fiscal 2010 increased $3.8 million, or 44.6%, to $12.4 million and as a percentage to revenue was 35.5% in 2010, an increase from 32.5% in 2009. This increase was most notably due to increased sales volume of 32.5%.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses in fiscal 2010 increased $2.7 million, or 5.6%, to $50.5 million from $47.9 million in fiscal 2009. This increase was primarily driven by strategic investment in research and development expenditures and increased healthcare costs, as well as increased marketing expenditures and sales commissions in our Symmetry Surgical segment. These increases were partially offset by $1.6 million reduction in non-cash stock related compensation expense. As a percentage of revenue, selling, general and administrative expenses were 14.0% in fiscal 2010 as compared to 13.1% in fiscal 2009. Changes in foreign currency exchange rates increased our selling, general and administrative expenses by $0.1 million.

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

Liquidity and Capital Resources

Liquidity

Our principal sources of liquidity in fiscal 2011 were cash generated from operations, borrowings under our revolving credit facilities, the new issuance of a bank term loan issued under our amended credit agreement and the new issuance of senior subordinated term notes. Principal uses of cash in fiscal 2011 included the acquisitions of Codman and Olsen Medical, increased working capital and capital expenditures as well as debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions. In November 2010, we entered into a Credit Agreement that provided for a revolving credit facility which has total borrowing capacity of up to $200 million and had an option to increase capacity, with the approval of the lenders, by $100 million. In December 2011, we amended our Credit Agreement which replaced the option to increase capacity by $100.0 million with a new $50.0 million bank term loan and an additional option to borrow $50.0 million in the form of an increase to the revolving line of credit or additional bank term loans, subject to lender approval. In December 2011 we also issued $65.0 million of senior subordinated term notes.

We believe our cash resources will permit us to stay committed to our strategic plan of increasing our share in the orthopedic market and expanding into other medical device segments. The following table summarizes our primary sources and uses of cash in the periods presented:

	Fiscal Year Ended
	2011	2010	2009
	(in millions)
Net Cash Flow provided by (used in):
Operating activities	$21.0	$17.9	$53.4
Investing activities	(190.2)	(14.0)	(14.9)
Financing activities	173.3	(2.5)	(35.6)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.6)	1.1
Net increase in cash and cash equivalents	$3.9	$0.8	$4.0

Operating Activities.  We generated cash from operations of $21.0 million in fiscal 2011 compared to $17.9 million in fiscal 2010. The increase in operating cash flows is the result of a reduction in cash used for working capital requirements of $14.8 million compared to 2010. This reduction in working capital usage was directly attributable to and offset by decreased net income of $11.1 million compared to 2010. Aggregate adjustments for non-cash items remained consistent between 2011 and 2010; however, there were significant year over year changes in certain non-cash items. Deferred income taxes used cash of $1.9 million in 2011 compared to a benefit of $1.4 million in 2010. Similarly, foreign currency transactions created a gain of $1.2 million in 2011 compared to a loss of $0.8 million in 2010. During 2011, stock based compensation increased $2.5 million from 2010 and we experienced an impairment charge on an intangible asset of $1.5 million in 2011, which were partially offset by the absence of the loss on debt extinguishment that occurred in 2010. During 2010, the significant decrease in cash from operations is primarily the result of working capital requirements increasing during the course of 2010 in line with revenue growth as compared to declines during the course of 2009.

Investing Activities.  Net cash used in investing activities was $190.2 million for fiscal 2011 compared to $14.0 million in fiscal 2010. Investing activities in fiscal 2011 consisted of $13.7 million for capital expenditures and $176.7 million related to the acquisitions of Codman and Olsen Medical. Investing activities in fiscal 2010 consisted of $15.9 million for capital expenditures, offset by $2.0 million in proceeds received primarily from the sale of four properties.

Financing Activities.  During 2011, financial activities provided $173.3 million of cash primarily due to $176.7 million of borrowings used to finance the Codman and Olsen Medical acquisitions as well as $5.6 million of debt issuance costs paid, which were partially offset by a reduction in debt repayments compared to 2010. These acquisition and debt issuance costs were financed through the use of debt, including approximately $50 million of additional borrowings on our revolving line of credit, the addition of $50 million in a bank term loan, and the issuance of $65 million of senior subordinated term notes. In November 2010, we refinanced substantially all our long-term debt, which was scheduled to mature in June 2011, with a new long-term revolving credit facility. Financing activities used $2.5 million of cash in fiscal 2010 due primarily to debt issuance costs paid of $1.4 million in connection with the refinancing and payments made on capital leases.

Capital Expenditures.  Capital expenditures totaled $13.7 million in fiscal 2011, compared to $15.9 million in fiscal 2010. Fiscal 2011 capital spending was on manufacturing equipment for additional capacity and productivity efficiencies and software costs associated with our OEM Solutions Epicor multi-plant system implementation. Fiscal 2010 capital spending focused on manufacturing equipment for additional capacity, new capabilities and productivity efficiencies. We expect capital expenditures for fiscal 2012 to approximate $12.0 million. These expenditures are expected to be funded from our cash flows from operating activities.

Debt and Credit Facilities

On November 3, 2010, we refinanced our bank revolving line of credit and term loans, which were scheduled to mature in June 2011, with a revolving credit agreement (Credit Agreement) which is senior and secured with a total capacity of up to $200 million.

On December 11, 2011, we amended our Credit Agreement (Amended Credit Agreement) to add a $50 million bank term loan (Bank Term Loan) and an option to borrow an additional $50.0 million in the form of an increase to the revolving line of credit or additional bank term loans, subject to lender approval. Thus, the Credit Agreement currently provides for a $200 million revolving line of credit (Bank Revolver) and $50 million of a Bank Term Loan.

Borrowings under the Amended Credit Agreement bear interest at a floating rate, which is either a base rate, or at our option, a London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin. In addition, we are obligated to pay commitment fees, ranging from 0.25% to 0.55% based on the leverage ratio, on the available revolving credit facility. As of December 31, 2011, an aggregate of $199.9 million was outstanding under this facility at a weighted average interest rate of 5.13%. We had two outstanding letters of credit as of December 31, 2011 in the amounts of $7.0 million and $0.2 million. The Bank Revolver requires no scheduled payments of principal until maturity in November 2015. The Bank Term Loan has quarterly scheduled principal payments of $2.8 million beginning September 2012 through maturity in December 2016.

Our Amended Credit Agreement contains various financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA (as defined in the Amended Credit Agreement) and minimum fixed charges ratio of EBITDA. The Amended Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, payment of dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The Amended Credit Agreement is secured by substantially all of our U.S. subsidiary assets and also contains customary events of default. We were in compliance with all of our covenants as of December 31, 2011.

On December 29, 2011, we issued $65 million of senior subordinated term notes (Term Notes) that mature on December 29, 2017. Amounts outstanding under the Term Notes bear interest at an annual rate of 14%. Interest is payable in cash, provided that we may elect to pay up to 2% of the interest rate in kind by adding that amount to the outstanding principal balance with compounding interest to accrue. We may elect to repay the outstanding principal amount at any time, provided that, (i) with respect to any prepayment made on or prior to December 29, 2013, Symmetry pays a Make-Whole Premium (as defined in the agreement), (ii) with respect to any prepayment made after December 29, 2013 but on or prior to December 29, 2014, Symmetry pays a prepayment premium of 4% of the amount prepaid, and (iii) with respect to any prepayment made after December 29, 2014 but on or prior to December 29, 2015, Symmetry pays a prepayment premium of 2% of the amount prepaid. Symmetry is also required to prepay amounts outstanding under the agreement using the Net Cash Proceeds (as defined in the Term Notes agreement) of certain asset sales and issuances of debt or equity made by Symmetry during the term of the Term Notes, in each case to the extent such Net Cash Proceeds are not used to repay Symmetry’s senior indebtedness. We are also required to make an offer (a “Change in Control Offer”) to prepay all of the amounts outstanding under the Term Notes at a price in cash equal to 101% of the outstanding principal amount thereunder in the event of a Change of Control (as defined in the Term Notes agreement). Each lender under the agreement may decline Symmetry’s Change in Control offer or elect to accept the Change in Control Offer in whole or in part. All principal and accrued interest under the Term Notes must be repaid on December 29, 2017.

The Term Notes include contain various financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA (as defined in the Term Notes Agreement) and minimum fixed charges ratio of EBITDA. The Term Notes also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, payment of dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The agreement includes customary events of default, including but not limited to, failure to pay any principal, interest, fees or other amounts when due, default under any covenant or any agreement in any loan document (subject to cure periods in some cases), cross-default with other debt agreements and certain bankruptcy and insolvency events. While not secured by the Corporation’s assets, repayment of amounts outstanding under the Term Notes is guaranteed by all of Symmetry’s U.S. subsidiaries.

As of December 31, 2011, the most restrictive debt covenants per the Corporation’s lending arrangements and the Corporation’s required and actual ratios were as follows:

	Required	Actual
Consolidated EBITDA to Fixed Charges	1.15 to 1.00	1.70 to 1.00
Consolidated Total Funded Indebtedness to Consolidated EBITDA	4.75 to 1.00	4.26 to 1.00

We intend to closely monitor our compliance with all of our debt covenants. We intend to closely monitor our revenues, cost of revenues and selling, general and administrative expenses to manage our ability to meet our debt covenant requirements. If we are unable to maintain compliance under our debt covenants, we could ultimately go into default under the terms of our various debt agreements.

As of December 31, 2011, we had an aggregate of $274.2 million of outstanding indebtedness, which consisted of $149.9 million of borrowings under our revolving line of credit; $50.0 million of a Bank Term Loan; $65.0 million of Term Notes; $6.6 million of borrowings under our Malaysia short-term credit facility; $0.3 million of borrowings under our UK asset-based 24-month term note and $2.4 million of capital lease obligations.

Historically, we have had a significant amount of variable rate long-term indebtedness and managed our exposure to changes in interest rates by entering into interest rate swap agreements. As further discussed in “Quantitative and Qualitative Disclosures about Market Risks — Interest Rate Risk,” we had an existing agreement that did not qualify for hedge accounting under the applicable accounting guidelines and an agreement from 2009 that did qualify for hedge accounting. We recorded a non-qualifying interest rate swap valuation of $1.3 million gain and $1.2 million gain for fiscal 2010 and fiscal 2009, respectively, within the derivative valuation gain line item in the statement of operations. We recorded the qualifying interest rate swap losses of $0.2 million, net of tax benefits, in accumulated other comprehensive income for fiscal 2009. This loss was transferred out of accumulated other comprehensive income in fiscal 2010 when the swap was settled in conjunction with the debt refinancing. During fiscal 2010, we settled both these agreements in conjunction with the refinancing of substantially all of our debt arrangements resulting in a net loss of $0.3 million, which is included in loss on debt extinguishment. We did not have any interest rate swaps in place during 2011; however, our Amended Credit Agreement requires that we hedge the interest on at least 50% of the current and projected borrowings under the Amended Credit Agreement for a period of at least 3 years beginning no later than March 29, 2012.

We hold certain property and equipment pursuant to capital leases. As of December 31, 2011, these leases have future minimum lease payments of $1.0 million, $1.0 million, $0.9 million, $0.9 million and $0.6 million in each of the next 5 fiscal years and nil thereafter.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2011:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
	(In Millions)
Long-term debt obligations
Bank Revolver(1)	$149.9	—	$149.9	—	—
Bank Term Loan and Term Notes(2)	181.6	$18.0	67.1	$96.5	—
Capital lease obligations	4.4	1.0	2.7	0.7	—
Operating lease obligations	6.1	2.4	3.3	0.3	$0.1
Purchase obligations(3)	29.4	15.3	14.1	—	—
Total	$371.4	$36.7	$237.1	$97.5	$0.1

(1)	Represents principal maturities only and, therefore, excludes the effects of interest which is due quarterly based on outstanding borrowings. There are no scheduled principal payments for our Bank Revolver prior to maturity. Borrowings under the Bank Revolver bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the Amended Credit Agreement. The applicable margin for borrowings under the Amended Credit Agreement ranges from 0.75% to 2.75% for base rate borrowings and 1.75% to 3.75% for LIBOR borrowings, subject to adjustment based on the average availability under the Bank Revolver.
(2)	Represents principal maturities and the effects of interest. The Bank Term Loan interest has been calculated using the December 31, 2011 rate of 6.0%. The Term Notes include interest at the fixed rate of 14%.
(3)	For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities, fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within a short time. We enter into blank orders with vendors that have preferred pricing terms; however, these orders are normally cancelable by us without penalty. Amounts predominantly represent purchase agreements to buy minimum quantities of plastic, cobalt chrome and titanium through July 2014.

This table does not include liabilities for unrecognized tax benefits of $6.2 million as reasonable estimates could not be made regarding the timing of future cash outflows associated with those liabilities.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the Amended Credit Agreement. We had two letters of credit outstanding as of December 31, 2011 in the amounts of $7.0 million and $0.2 million. The $7.0 million letter of credit was increased to $8.0 million on January 5, 2012.

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

We incurred approximately $0.2 million in capital expenditures for environmental, health and safety in both 2011 and 2010. During 2011, purchases focused on safety and environmental. Projects included wet dust collection systems and safety improvements related to locks, guards and enclosures for certain machinery and equipment.

In connection with past acquisitions, we completed Phase I environmental assessments and did not find any significant issues that we believe needed to be remediated. We updated those Phase I assessments in conjunction with providing security for financing for the Codman acquisition and found no issues at that time either. Based on information currently available, we do not believe that we have any material environmental liabilities. We cannot be certain, however, that environmental issues will not be discovered or arise in the future related to these acquisitions.

Based on information currently available, we do not believe that we have any material environmental liabilities.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. On an ongoing basis, we evaluate these estimates. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our consolidated financial statements that appear elsewhere in this Form 10-K.

•	Revenue Recognition. We recognize revenue on orders received from customers when there is persuasive evidence of an arrangement with the customer that is supportive of revenue recognition, the customer has made a fixed commitment to purchase the product for a fixed or determinable sales price, collection is reasonably assured under our normal billing and credit terms, and ownership and all risks of loss have been transferred to the buyer, which is normally upon shipment. In certain circumstances, customer terms require receipt of product prior to the transfer of the risk of ownership. In such circumstances, revenue is not recognized upon shipment, but rather upon confirmation of delivery. For product sales to distributors, the Corporation recognizes revenue upon shipment to the distributor under standard contract terms stating that title to the goods passes to the distributors at point of shipment to the distributor’s location. All shipments to distributors are at contract prices and payment is not contingent upon resale of the product. Estimated discounts, rebates, product returns and credits are recorded as a reduction of revenue in the same period revenue is recognized.
•	Inventory. Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value). Costs include material, labor and manufacturing overhead costs. We review our inventory balances quarterly for excess products or obsolete inventory levels and write down, if necessary, the inventory to net realizable value.
•	Impairment of Long-Lived Assets, Including Intangible Assets. We assess the impairment of definite lived long-lived assets when circumstances indicate the carrying value of an asset may not be recoverable based on the undiscounted future cash flows of an asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, undiscounted cash flows, or external appraisals, as applicable. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Intangible assets subject to amortization consist of technology and non-compete intangible assets which are amortized using the straight-line method, as well as customer related intangible assets which are amortized on an accelerated method. All of the Corporation’s intangible assets were acquired in connection with our various acquisitions. The Corporation is required to reassess the expected useful lives of existing intangible assets annually. We reviewed our amortizing intangible assets and have not recorded any impairment related to these assets for fiscal 2011, 2010 or 2009.

Goodwill is not amortized but is periodically tested for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. Potential impairment is determined by comparing estimated fair value to the net book value of the reporting unit. Fair value is calculated as the present value of estimated future cash flows. The Corporation has multiple operating segments which are comprised of multiple components that represent the lowest level for which discrete financial information is available and the operating results of that component are regularly reviewed by management. The Corporation aggregates certain components that share similar economic similarities and that are vertically integrated within the same operating segment into reporting units. We completed our annual impairment testing and concluded that no impairment of goodwill existed for fiscal 2011, 2010 or 2009.

The Corporation’s Clamonta facility, which is a reporting unit for goodwill impairment purposes, had a calculated fair value in excess of carrying value of 9% as of our goodwill impairment analysis date of October 1, 2011. All other reporting units with goodwill generated fair values in excess of carrying value as a result of our goodwill impairment test of between 12% to 30% of the reporting units carrying value. Due to strong forecasted revenues at our Clamonta facility we do not expect fair value to decline below carrying value into the foreseeable future. As of December 31, 2011, Clamonta’s goodwill was approximately $2.4 million.

Intangible assets with an indefinite life are not amortized but are subject to review each reporting period to determine whether events and circumstances continue to support an indefinite useful life as well as an annual impairment test. In connection with the Codman acquisition in December 2011, we elected to discontinue use of the SSI tradename and renamed the hospital direct business Symmetry Surgical. This resulted in the full impairment of the SSI tradename of $1.5 million in 2011 which has been reflected in the impairment of intangible asset line item in the consolidated statements of operations and within the Symmetry Surgical reportable segment. We reviewed all other intangible assets and have not recorded any impairment related to the remaining assets for fiscal 2011, 2010 or 2009.

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

•	Stock-Based Compensation. We measure stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost for service-based awards is recognized ratably over the applicable service period. Compensation cost for performance-based awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved. There have been no grants of stock options since 2004. For restricted stock subject to service conditions or with performance targets, the fair market value of the award is determined based upon the closing value of the Corporation’s stock price on the grant date and the amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. We estimate forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. For restricted stock with service conditions or with performance targets, the total expense recognized for each grant is only for those awards that ultimately vest. We also grant restricted stock which vest upon achieving certain market conditions and the grant date fair values for these awards were estimated based upon the results of a Monte Carlo model, and the resulting expense will be recorded regardless of whether the market conditions are achieved. Compensation expense for restricted stock awards with market conditions is not recorded if the employee is no longer an employee of the Corporation. Refer to Note 12 for additional information on our compensation plans.
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

Impact of Recently Issued and Adopted Accounting Standards

Presentation of Comprehensive Income:  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Corporation must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This standard will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Corporation’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

Disclosure of Supplementary Pro Forma Information for Business Combinations:  In December 2010, the FASB issued ASU 2010-29 — Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplementary pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted the amendment provisions of ASU 2010-29 for the year ended December 31, 2011. As ASU 2010-29 is a disclosure standard, the adoption of this standard did not have any impact on our financial condition, results of operations or cash flows. See Note 3 to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. Historically, we have managed our interest rate risk by balancing the amount of our fixed rate and variable rate debt and through the use of interest rate swaps. The objective of the swaps is to more effectively balance borrowing costs and interest rate risk. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2011, we had approximately $202.1 million of variable rate debt with no interest rate swaps in place, however approximately $100.0 million of this amount was borrowed on December 29, 2011 associated with the acquisition of Codman. The weighted average interest rate for this debt as of December 31, 2011 was 5.29% due to the new borrowings being held at base rate of 6.0% at year end. We reviewed economic factors throughout 2011 in consideration of entering into interest rate swaps, however it was not deemed necessary. Our Amended Credit Agreement requires that we hedge the interest on at least 50% of the current and projected borrowings under the Amended Credit Agreement for a period of at least 3 years beginning no later than March 29, 2012. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $2.0 million.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. As a global company with holdings in the United Kingdom, France, Ireland, Switzerland, Malaysia and Germany, we experienced an impact from foreign exchange rate fluctuations in fiscal 2011. As a result of the fluctuation in rates for fiscal year 2011, we experienced increases in our revenue by $4.0 million, our gross margin by $0.8 million and our net income by $0.2 million. The impact of rates had minimal impact on our revenue, gross margin or net income in the fourth quarter 2011.

Our primary exposures to foreign currency exchange fluctuations are pound sterling/U.S. dollar and Euro/U.S. dollar. At December 31, 2011, the potential reduction in earnings from a hypothetical instantaneous 10.0% increase or decrease in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be approximately $3.6 million. This foreign currency sensitivity model is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10.0% because such synchronized changes are unlikely to occur.

Commodity Price Risk

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities, such as plastic, titanium, stainless steel, cobalt chrome and aluminum. Given the historical volatility of certain commodity prices, this exposure can impact product costs. To manage these fluctuations, we utilize competitive pricing methods such as bulk purchases, blanket orders and long-term contracts with our major suppliers to reduce short term fluctuations. For 2012, we have entered into purchasing contracts on certain raw materials totaling $24.5 million at fixed prices in order to manage our risk of commodity price movements. Additionally, we often do not set prices for our products in advance of our commodity purchases; therefore, we can take into account the cost of the commodity in setting our prices for each order. In instances where we have supply agreements with customers; many of these agreements allow us to partially adjust prices for the impact of any raw material price increases. However, to the extent that we are unable to offset the increased commodity costs in our product prices, our results would be adversely affected.

Item 8. Financial Statements and Supplemental Data

All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

SYMMETRY MEDICAL INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 31, 2011	January 1, 2011
ASSETS:
Current Assets:
Cash and cash equivalents	$18,931	$15,067
Accounts receivable, net	51,835	50,457
Inventories	84,678	70,373
Refundable income taxes	5,090	1,911
Deferred income taxes	7,535	4,597
Other current assets	4,863	3,281
Total current assets	172,932	145,686
Property and equipment, net	103,363	107,879
Goodwill	229,112	154,218
Intangible assets, net of accumulated amortization	124,276	39,601
Other assets	9,182	2,570
Total Assets	$638,865	$449,954
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$23,343	$23,097
Accrued wages and benefits	7,637	6,808
Other accrued expenses	5,825	3,881
Accrued income taxes	522	233
Deferred income taxes	39	—
Revolving line of credit	6,567	3,692
Current portion of capital lease obligations	483	454
Current portion of long-term debt	5,904	1,397
Total current liabilities	50,320	39,562
Accrued income taxes	6,844	6,564
Deferred income taxes	18,459	17,692
Other liabilities	619	—
Capital lease obligations, less current portion	1,907	2,418
Long-term debt, less current portion	259,317	87,349
Total Liabilities	337,466	153,585
Commitments and contingencies
Shareholders’ Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued December 31, 2011 – 36,426; January 1, 2011 – 35,950	4	4
Additional paid-in capital	283,071	279,592
Retained earnings	17,140	14,248
Accumulated other comprehensive income	1,184	2,525
Total Shareholders’ Equity	301,399	296,369
Total Liabilities and Shareholders’ Equity	$638,865	$449,954

See accompanying notes to consolidated financial statements.

SYMMETRY MEDICAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data)

	Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Revenue	$359,046	$360,830	$365,943
Cost of revenue	287,897	281,132	278,926
Gross profit	71,149	79,698	87,017
Selling, general and administrative expenses	58,658	50,529	47,863
Impairment of intangible asset	1,529		—
Facility closure and severance costs	2,710	961	2,822
Operating Income	8,252	28,208	36,332
Other (income) expense:
Interest expense	3,862	5,698	6,647
Loss on debt extinguishment	—	828	—
Derivatives valuation gain	—	(1,328)	(1,173)
Other	400	1,111	428
Income before income taxes	3,990	21,899	30,430
Income tax expense	1,098	7,928	8,646
Net income	$2,892	$13,971	$21,784
Net income per share:
Basic	$0.08	$0.39	$0.61
Diluted	$0.08	$0.39	$0.61
Weighted average common shares and equivalent shares outstanding:
Basic	35,576	35,451	35,308
Diluted	36,021	35,810	35,530

See accompanying notes to consolidated financial statements.

SYMMETRY MEDICAL INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 3, 2009	$4	$275,890	$(21,507)	$(1,973)	$252,414
Comprehensive income:
Net income			21,784		21,784
Other comprehensive income (loss) – Foreign currency translation adjustment				6,217	6,217
Derivative, net of tax benefit of $154				(231)	(231)
Comprehensive income					$27,770
Amortization of unearned compensation cost		2,765			2,765
Issuance of Common Stock – Employee Stock Purchase Plan		202			202
Restricted Stock		(681)			(681)
Balance at January 2, 2010	$4	$278,176	$277	$4,013	$282,470
Comprehensive income:
Net income			13,971		13,971
Other comprehensive income (loss) – Foreign currency translation adjustment				(1,719)	(1,719)
Derivative, net of tax expense of $154				231	231
Comprehensive income					$12,483
Exercise of Common Stock options		37			37
Amortization of unearned compensation cost		1,197			1,197
Issuance of Common Stock – Employee Stock Purchase Plan		167			167
Restricted Stock		15			15
Balance at January 1, 2011	$4	$279,592	$14,248	$2,525	$296,369
Comprehensive income:
Net income			2,892		2,892
Other comprehensive income (loss) – Foreign currency translation adjustment				(1,341)	(1,341)
Comprehensive income					$1,551
Exercise of Common Stock options		31			31
Amortization of unearned compensation cost		3,672			3,672
Issuance of Common Stock – Employee Stock Purchase Plan		135			135
Restricted Stock		(359)			(359)
Balance at December 31, 2011	$4	$283,071	$17,140	$1,184	$301,399

See accompanying notes to consolidated financial statements.

SYMMETRY MEDICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

	Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Operating activities
Net income	$2,892	$13,971	$21,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,414	18,196	19,307
Amortization of intangible assets	2,883	2,933	2,945
Amortization of debt issuance costs	353	665	731
Net (gain) loss on sale of assets	272	(62)	1,014
Write off of intangible asset	1,529	—	—
Deferred income tax provision	(1,852)	1,399	4,311
Loss on debt extinguishment	—	828	—
Stock-based compensation	3,672	1,197	2,765
Derivative valuation gain	—	(1,328)	(1,173)
Foreign currency transaction (gain) loss	(1,245)	816	(33)
Change in operating assets and liabilities (excluding the effect of acquisitions):
Accounts receivable	(1,334)	(12,717)	16,450
Other assets	(1,875)	(726)	(132)
Inventories	(3,416)	(8,399)	197
Derivative settlement	—	(1,734)	—
Current income taxes	(2,827)	1,152	833
Accounts payable	(218)	4,165	(9,558)
Accrued expenses and other	3,713	(2,450)	(6,016)
Net cash provided by operating activities	20,961	17,906	53,425
Investing activities
Purchases of property and equipment	(13,666)	(15,917)	(15,017)
Proceeds from the sale of property and equipment	179	1,950	69
Acquisitions	(176,687)	—	—
Net cash used in investing activities	(190,174)	(13,967)	(14,948)
Financing activities
Proceeds from revolving credit agreement borrowings	135,687	50,396	25,313
Payments on revolving credit agreement borrowings	(72,814)	(55,377)	(43,314)
Proceeds from short term borrowings, net	3,135	182	433
Issuance of revolving credit agreement	—	92,000	—
Issuance of senior subordinated term notes	65,000	—	—
Issuance of bank term loan	50,000	2,711	—
Payments on bank term loans and capital lease obligations	(1,931)	(91,152)	(17,952)
Proceeds from the issuance of common stock	(226)	182	(81)
Debt issuance costs paid	(5,582)	(1,427)	—
Net cash provided by (used in) financing activities	173,269	(2,485)	(35,601)
Effect of exchange rate changes on cash	(192)	(606)	1,152
Net increase in cash and cash equivalents	3,864	848	4,028
Cash and cash equivalents at beginning of period	15,067	14,219	10,191
Cash and cash equivalents at end of period	$18,931	$15,067	$14,219
Supplemental disclosures:
Cash paid for interest	$3,306	$4,872	$6,859
Cash paid for income taxes	$5,647	$4,436	$3,964

See accompanying notes to consolidated financial statements.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

1. Description of the Business

The consolidated financial statements include the accounts of Symmetry Medical Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), which operates in two reportable segments: (1) Original Equipment Manufacturer (“OEM”) Solutions and (2) Symmetry Surgical.

Symmetry Medical Inc. through its OEM Manufacturing business is a leading global source of innovative medical device solutions, including surgical instruments, orthopedic implants, and sterilization cases and trays. The Corporation designs, develops and offers worldwide production and supply chain capabilities for these products to customers in the orthopedic industry, and other medical device markets (including but not limited to arthroscopy, dental, laparoscopy, osteobiologic, and endoscopy segments). We also manufacture specialized non-healthcare products, primarily in the aerospace industry.

Symmetry Surgical is the Corporation’s new business segment. It arose from the integration of the recent acquisitions of the Codman & Shurtleff Inc. (“Codman”) and Olsen Medical lines of surgical instruments with Symmetry’s previous hospital direct business, Specialty Surgical Instrumentation (“SSI”). Symmetry Surgical offers a broad range of reusable stainless steel and titanium surgical hand-held instruments and retractor systems, sterile disposable surgical products (vein strippers, SECTO dissectors, tonsil sponges and surgical marker pens), and sterilization containers.

On August 15, 2011, the Corporation acquired the assets of PSC’s Olsen Medical division for $11,000 in cash. Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories. Olsen Medical’s products are primarily sold directly to hospitals in the U. S. and internationally through distributors.

On December 29, 2011, the Corporation acquired the surgical instruments business of Codman for $165,687 in cash. Codman distributes surgical instruments and sterile disposable surgical products directly to hospitals. The addition of Codman allows us to offer an expanded array of medical instruments and related products, expands our intellectual property, trademarks, regulatory approvals, and provides an instrument procurement center and personnel located in Tuttlingen, Germany. Codman’s products are primarily sold in the U. S. and internationally through distributors.

2. Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Year End.  The Corporation’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2011 was a 52 week year (ending December 31, 2011), fiscal year 2010 was a 52 week year (ending January 1, 2011), and fiscal year 2009 was a 52 week year (ending January 2, 2010). References in these consolidated financial statements to 2011, 2010 and 2009 refer to these financial years, respectively.

Use of Estimates.  Preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect the Corporation’s financial position or results of operations.

Business Combinations.  The Corporation records its business combinations under the acquisition method of accounting. Under the acquisition method of accounting, the Corporation allocates the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The fair value of identifiable intangible assets is based upon detailed valuations that use various assumptions made by management. Any excess of the purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

Prior to 2009, the Corporation included all direct acquisition-related costs as part of the purchase price. Effective in 2009, the accounting standard applicable to business combinations changed such that any direct acquisition-related costs are expensed as incurred.

Revenue Recognition.  The Corporation recognizes revenue on orders received from its customers when there is persuasive evidence of an arrangement with the customer that is supportive of revenue recognition, the customer has made a fixed commitment to purchase the product for a fixed or determinable price, collection is reasonably assured under the Corporation’s normal billing and credit terms and ownership and all risks of loss have been transferred to the buyer, which is normally upon shipment. In certain circumstances, customer terms require receipt of product prior to the transfer of the risk of ownership. In such circumstances, revenue is not recognized upon shipment, but rather upon confirmation of delivery. For product sales to distributors, the Corporation recognizes revenue upon shipment to the distributor under standard contract terms stating that title to the goods passes to the distributors at point of shipment to the distributor’s location. All shipments to distributors are at contract prices and payment is not contingent upon resale of the product. Estimated discounts, rebates, product returns and credits are recorded as a reduction of revenue in the same period revenue is recognized.

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

	December 31, 2011	January 1, 2011	January 2, 2010
Beginning balance	$1,003	$578	$838
Provision	290	597	22
Write-offs, net	(348)	(172)	(282)
Ending balance	$945	$1,003	$578

Inventories.  Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market. Costs include material, labor and manufacturing overhead costs. Inventory balances are reviewed quarterly for excess products or obsolete inventory levels and written down, if necessary, to net realizable value.

Property and Equipment.  Property and equipment, which includes assets under capital lease, are stated on the basis of cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets or lease terms, whichever is shorter. Accelerated methods are used for income tax purposes. Repair and maintenance costs are charged to expense as incurred. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization are removed from the consolidated balance sheet and any gain or loss is recorded in operating income or expense.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

Impairment of Long-Lived Assets, Including Intangible Assets.  The Corporation assesses the impairment of definite lived long-lived assets when circumstances indicate the carrying value of an asset may not be recoverable based on the undiscounted future cash flows of an asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, undiscounted cash flows, or external appraisals, as applicable. The Corporation reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Intangible assets subject to amortization consist of technology and non-compete intangible assets which are amortized using the straight-line method, as well as customer related intangible assets which are amortized on an accelerated method. All of the Corporation’s intangible assets were acquired in connection with our various acquisitions. The Corporation is required to reassess the expected useful lives of existing intangible assets annually. The Corporation reviewed its amortizing intangible assets and has not recorded any impairment related to these assets for fiscal 2011, 2010 or 2009.

Goodwill is not amortized but is periodically tested for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. Potential impairment is determined by comparing estimated fair value to the net book value of the reporting unit. Fair value is calculated as the present value of estimated future cash flows. The Corporation has multiple operating segments which are comprised of multiple components that represent the lowest level for which discrete financial information is available and the operating results of that component are regularly reviewed by management. The Corporation aggregates certain components that share similar economic similarities and that are vertically integrated within the same operating segment into reporting units. The Corporation completed its annual impairment testing and concluded that no impairment of goodwill existed for fiscal 2011, 2010 or 2009.

Intangible assets with an indefinite life are not amortized but are subject to review each reporting period to determine whether events and circumstances continue to support an indefinite useful life as well as an annual impairment test. In connection with the Codman acquisition in December 2011, the Corporation elected to discontinue use of the SSI tradename and renamed the hospital direct business Symmetry Surgical. This resulted in the full impairment of the SSI tradename of $1,529 in 2011 which has been reflected in the impairment of intangible asset line item in the consolidated statements of operations and within the Symmetry Surgical reportable segment. The Corporation reviewed all other intangible assets and has not recorded any impairment related to the remaining assets for fiscal 2011, 2010 or 2009.

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

Deferred Costs.  Other long-term assets includes deferred costs incurred in connection with the Corporation’s issuance of its revolving line of credit, bank loan and term notes. These costs are amortized to interest expense using the effective interest method over the period from the date of issuance to the contractual maturity date. Total deferred financing fees amounted to $7,254 at December 31, 2011 and $1,456 at January 1, 2010. The amortization of deferred fees is included in amortization of debt issuance costs in the consolidated statements of cash flows.

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

Foreign Currency Translation.  The financial statements of the Corporation’s foreign subsidiaries are accounted for and have been translated into U.S. dollars in accordance with accounting guidance on foreign currency translation. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. Currency translation adjustments have been recorded as a separate component of shareholders’ equity. Foreign currency transaction gains and losses resulting from a subsidiary’s foreign currency denominated assets and liabilities included in other income were losses of $331, $1,046, and $302 in 2011, 2010 and 2009, respectively.

Shipping and Handling Costs.  The Corporation reflects freight costs associated with shipping its products to customers as a component of cost of revenues.

Advertising Costs.  Advertising costs are expensed as incurred. Advertising costs were $249, $490 and $315 in 2011, 2010 and 2009, respectively.

Research and Development Costs.  The Corporation recognizes costs associated with research and development (R&D) within selling, general and administrative costs in the consolidated statements of operations. During 2011, 2010 and 2009, R&D costs were $4,039, $3,374 and $2,843, respectively.

Derivative Financial Instruments.  The Corporation recognizes all derivative instruments in its consolidated financial statements at its fair value. Changes in the fair value of derivatives are recorded each period in the Derivative Valuation (gain)/loss line item of the statements of operations unless the derivative qualifies for hedge accounting in which case the realized changes in fair value are reflected in the same financial statement line item of the item being hedged or the effective portion of changes in fair value of hedges is recorded each period in accumulated other comprehensive income (loss), net of tax, until the related hedge transaction occurs. Any ineffective portion of changes in fair value of the hedges is recorded in the derivative valuation (gain)/loss line item of the statement of operations.

Stock-Based Compensation.  The Corporation measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost for service-based awards is recognized ratably over the applicable service period. Compensation cost for performance-based awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved. There have been no grants of stock options since 2004. For restricted stock subject to service conditions or with performance targets, the fair market value of the award is determined based upon the closing value of the Corporation’s stock price on the grant date and the amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Corporation estimates forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. For restricted stock with service conditions or with performance targets, the total expense recognized for each grant is only for those awards that ultimately vest. The Corporation also grants restricted stock which vest upon achieving certain market conditions and the grant date fair values for these awards were estimated based upon the results of a Monte Carlo model, and the

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

resulting expense will be recorded regardless of whether the market conditions are achieved. Compensation expense for restricted stock awards with market conditions is not recorded if the employee is no longer an employee of the Corporation. Refer to Note 12 for additional information on the Corporation’s compensation plans.

Recently Adopted Accounting Pronouncements

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

Disclosure of Supplementary Pro Forma Information for Business Combinations:  In December 2010, the FASB issued ASU 2010-29 — Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplementary pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We adopted the amendment provisions of ASU 2010-29 for the year ended December 31, 2011. As ASU 2010-29 is a disclosure standard, the adoption of this standard did not have any impact on our financial condition, results of operations or cash flows. See note 3 to the consolidated financial statements.

3. Acquisitions

On August 15, 2011, the Corporation acquired substantially all of the assets of PSC’s Olsen Medical division (Olsen Medical) for $11,000 in cash. Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories. Olsen Medical’s products are primarily sold directly to hospitals in the U. S. and internationally through distributors. Since the date of acquisition, $2,104 of revenue and $109 of income before tax are included in the consolidated statements of operations related to Olsen Medical.

The aggregate purchase price of $11,000 was allocated to the opening balance sheet as follows:

Current assets	$3,001
PP&E	1,003
Acquired customers (amortized over 15 years)	3,040
In process R&D	610
Trademarks (indefinite-lived)	1,190
Goodwill	2,912
Current liabilities	(756)
Purchase price, net	$11,000

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

3. Acquisitions  – (continued)

On December 29, 2011, the Corporation acquired the surgical instruments business of Codman for $165,687 in cash. Codman surgical instruments includes, but are not limited to, reusable stainless steel and titanium surgical hand-held instruments and retractor systems and sterile disposable surgical products. Codman did not have any significant impact to the 2011 consolidated statements of operations since its date of acquisition.

The aggregate purchase price of $165,687 was preliminarily allocated to the opening balance sheet as follows:

Current assets	$9,989
PP&E	114
Acquired customers (amortized over 20 years)	80,840
Trademarks (indefinite-lived)	3,380
Goodwill	72,152
Current liabilities	(169)
Long term liabilities	(619)
Purchase price, net	$165,687

The acquisitions of Olsen Medical and Codman expand the Corporation’s Symmetry Surgical business with the increased products offering as well as geographic footprint both in the U.S. and internationally.

The purchase price of Codman and Olsen Medical exceeded the fair value of identifiable tangible and intangible assets. This reflects the strategic compatibility of the products of Codman, Olsen and the Corporation’s historical hospital direct business, SSI. Goodwill recorded for Olsen Medical and Codman are deductible for U.S. Federal income taxes. The purchase price allocation for the Codman acquisition is preliminary and is therefore subject to adjustment.

Unaudited Proforma Results.  The following table represents the proforma results of the Corporation’s operations had the acquisitions of Codman and Olsen Medical been completed as of the beginning of the periods presented:

	Fiscal Year Ended
	2011	2010
Revenue	$430,037	$435,851
Net income	6,992	13,914
Earnings per share – basic	$0.20	$0.39
Earnings per share – diluted	$0.19	$0.39

4. Inventories

Inventories consist of the following:

	December 31, 2011	January 1, 2011
Raw material and supplies	$17,870	$14,407
Work-in-process	30,083	31,739
Finished goods	36,725	24,227
	$84,678	$70,373

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

5. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	December 31, 2011	January 1, 2011
Land	$6,399	$6,412
Buildings and improvements (20 to 40 years)	41,994	41,152
Machinery and equipment (5 to 15 years)	151,376	144,626
Office equipment (3 to 5 years)	17,042	13,959
Construction-in-progress	5,755	7,276
	222,566	213,425
Less accumulated depreciation	(119,203)	(105,546)
	$103,363	$107,879

6. Intangible Assets

As of December 31, 2011, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Acquired technology and patents	10 years	$2,323	$(1,452)	$871
Acquired customers	19 years	126,377	(14,220)	112,157
Other	16 years	1,468	(412)	1,056
Intangible assets subject to amortization	19 years	130,168	(16,084)	114,084
Proprietary processes	Indefinite			3,522
In process research and development	Indefinite			610
Trademarks	Indefinite			6,060
Indefinite-lived intangible assets, other than goodwill				10,192
Total				$124,276

As of January 1, 2011, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Acquired technology and patents	10 years	$2,324	$(1,284)	$1,040
Acquired customers	18 years	42,503	(11,669)	30,834
Non-compete agreements	5 years	590	(442)	148
Intangible assets subject to amortization	17 years	45,417	(13,395)	32,022
Proprietary processes	Indefinite			3,525
Trademarks	Indefinite			4,054
Indefinite-lived intangible assets, other than goodwill				7,579
Total				$39,601

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

6. Intangible Assets  – (continued)

Intangible asset amortization expense was $2,883, $2,933, and $2,945 for 2011, 2010 and 2009, respectively. Annual intangible asset amortization expense for the next 5 fiscal years is estimated to be $8,000 in 2012, $7,100 in 2013; $7,100 in 2014; $7,200 in 2015 and $7,100 in 2016.

The changes in the carrying amounts of goodwill for the years ended December 31, 2011 and January 1, 2011, are as follows:

Balance as of January 2, 2010	$153,813
Effects of foreign currency	$405
Balance as of January 1, 2011	$154,218
Goodwill acquired	75,064
Effects of foreign currency	$(170)
Balance as of December 31, 2011	$229,112

7. Fair Value of Financial Instruments

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

As of January 2, 2010, the Corporation held certain instruments that are required to be measured at fair value on a recurring basis. These included the Corporation’s interest rate derivative instruments, which were terminated and settled during 2010.

Additionally, financial instruments also consist of cash and cash equivalents, accounts receivable, and long-term debt. The carrying value of these financial instruments approximates fair value.

8. Derivatives

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

To the extent a derivative instrument was designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative was deferred in accumulated other comprehensive income/(loss), a component of shareholders’ equity in the consolidated balance sheets, until the underlying transaction hedged was recognized in the consolidated statements of operations. The Corporation accounted for certain derivatives hedging the payment of interest as cash flow hedges and the impact of the hedge was reclassified to interest expense in the consolidated statements of operations upon payment of interest.

The Corporation’s profitability and cash flows are affected by changes in interest rates, specifically the LIBOR rate. The primary purpose of the Corporation’s interest rate risk management activities is to hedge its exposure to changes in interest rates. In 2009, the Corporation entered into a forward swap contract to manage interest rate risk related to a portion of its current variable rate senior secured term loan. The Corporation hedged the future interest payments related to $64,100 of the then total outstanding term loan indebtedness originally due in 2011 pursuant to this forward swap contract. In connection with the refinancing of its debt in

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

8. Derivatives  – (continued)

November 2010, the Corporation terminated and settled this swap contract. This swap contract, which had a fair value of ($385) at January 2, 2010, was designated as a cash flow hedge of the future payment of variable rate interest with three-month LIBOR fixed at 1.34% per annum in 2009 and 2010.

In 2006, the Corporation entered into a forward swap contract to manage interest rate risk related to $40,000 of its then existing variable rate senior secured first lien term loan to a fixed payment obligation of 5.45% per annum for the period commencing July 3, 2006 and ending on June 10, 2011. In connection with the refinancing of its debt in November 2010, the Corporation terminated and settled this swap contract. This swap contract, which had a fair value of ($2,598) at January 2, 2010, was not designated as a cash flow hedge of the future variable rate payment of interest. The entire change in the fair value of this interest rate swap was recorded to derivative valuation (gain)/loss in the consolidated statements of operations. In Fiscal 2010 and 2009, the Corporation recorded gains of $1,328, and $1,173, respectively. There were no forward swap contracts outstanding during 2011, however, the Corporation’s Amended Credit Agreement requires that the interest be hedged on at least 50% of the current and projected borrowings under the Amended Credit Agreement for a period of at least 3 years beginning no later than March 29, 2012.

9. Debt Arrangements

Long-term debt consists of the following:

	December 31, 2011	January 1, 2011
Bank term loan payable in quarterly installments beginning September 2012, plus interest at a variable rate, through December 2016	$50,000	—
Senior subordinated term notes, plus interest at 14.0%, payable upon maturity at December 2017	65,000	—
Bank Revolver, due November 2015	149,873	$87,000
Bank asset-backed term loan payable in monthly installments, plus interest at 2.75% through March 2012	348	1,746
	265,221	88,746
Less current portion	(5,904)	(1,397)
	$259,317	$87,349

On November 3, 2010, the Corporation refinanced its bank revolving line of credit and term loans, which were scheduled to mature in June 2011, with a revolving credit agreement (Credit Agreement) which is senior and secured with a total capacity of up to $200,000.

On December 11, 2011, the Corporation amended its Credit Agreement (Amended Credit Agreement) to add a $50,000 bank term loan (Bank Term Loan) and an option to borrow an additional $50,000 in the form of an increase to the revolving line of credit or additional bank term loans, subject to lender approval. Thus, the Credit Agreement currently provides for a $200,000 revolving line of credit (Bank Revolver) and $50,000 of a Bank Term Loan.

Borrowings under the Amended Credit Agreement bear interest at a floating rate, which is either a base rate, or at our option, a London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin. As of December 31, 2011, an aggregate of $199,873 was outstanding under this facility at a weighted average interest rate of 5.13%. The Corporation had two outstanding letters of credit as of December 31, 2011 in the amounts of $7,000 and $206. The Bank Revolver requires no scheduled payments of principal until maturity in November 2015. The Bank Term Loan has quarterly scheduled principal payments of $2,778 beginning September 2012 through maturity in December 2016.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

9. Debt Arrangements  – (continued)

The Amended Credit Agreement contains various financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA (as defined in the Amended Credit Agreement) and minimum fixed charges ratio of EBITDA. The Amended Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, payment of dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The Amended Credit Agreement is secured by substantially all of the Corporation’s U.S. subsidiary assets and also contains customary events of default. The Corporation was in compliance with all of its covenants as of December 31, 2011.

On December 29, 2011, the Corporation issued $65,000 of senior subordinated term notes (Term Notes) that mature on December 29, 2017. Amounts outstanding under the Term Notes bear interest at an annual rate of 14%. Interest is payable in cash, provided that we may elect to pay up to 2% of the interest rate in kind by adding that amount to the outstanding principal balance with compounding interest to accrue. The Corporation may elect to repay the outstanding principal amount at any time, provided that, (i) with respect to any prepayment made on or prior to December 29, 2013, Symmetry pays a Make-Whole Premium (as defined in the agreement), (ii) with respect to any prepayment made after December 29, 2013 but on or prior to December 29, 2014, the Corporation pays a prepayment premium of 4% of the amount prepaid, and (iii) with respect to any prepayment made after December 29, 2014 but on or prior to December 29, 2015, the Corporation pays a prepayment premium of 2% of the amount prepaid. The Corporation is also required to prepay amounts outstanding under the agreement using the Net Cash Proceeds (as defined in the Term Notes agreement) of certain asset sales and issuances of debt or equity made by the Corporation during the term of the Term Notes, in each case to the extent such Net Cash Proceeds are not used to repay the Corporation’s senior indebtedness. The Corporation is also required to make an offer (a “Change in Control Offer”) to prepay all of the amounts outstanding under the Term Notes at a price in cash equal to 101% of the outstanding principal amount thereunder in the event of a Change of Control (as defined in the Term Notes agreement). Each lender under the agreement may decline the Corporation’s Change in Control offer or elect to accept the Change in Control Offer in whole or in part. All principal and accrued interest under the Term Notes must be repaid on December 29, 2017.

The Term Notes include contain various financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA (as defined in the Term Notes Agreement) and minimum fixed charges ratio of EBITDA. The Term Notes also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, payment of dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The agreement includes customary events of default, including but not limited to, failure to pay any principal, interest, fees or other amounts when due, default under any covenant or any agreement in any loan document (subject to cure periods in some cases), cross-default with other debt agreements and certain bankruptcy and insolvency events. While not secured by the Corporation’s assets, repayment of amounts outstanding under the Term Notes is guaranteed by all of Symmetry’s U. S. subsidiaries.

Historically, the Corporation has had a significant amount of variable rate long-term indebtedness and managed our exposure to changes in interest rates by entering into interest rate swap agreements. The Corporation had an existing agreement that did not qualify for hedge accounting under the applicable accounting guidelines and an agreement from 2009 that did qualify for hedge accounting. The Corporation recorded a non-qualifying interest rate swap valuation of $1,328 gain and $1,173 gain for fiscal 2010 and fiscal 2009, respectively, within the derivative valuation gain line item in the statement of operations. The Corporation recorded the qualifying interest rate swap losses of $231, net of tax benefits, in accumulated other comprehensive income for fiscal 2009. This loss was transferred out of accumulated other comprehensive income in fiscal 2010 when the swap was settled in conjunction with the debt refinancing. During fiscal 2010, we settled both these agreements in conjunction with the refinancing of substantially all of our debt

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

9. Debt Arrangements  – (continued)

arrangements resulting in a net loss of $281, which is included in loss on debt extinguishment. We did not have any interest rate swaps in place during 2011.

Our Penang, Malaysia unit has a short term revolving line of credit that is renewed in April of each year. In April 2011, our Penang, Malaysia unit renewed and increased this facility from $5,000 to $8,000. The facility requires interest only monthly payments at LIBOR, plus an applicable margin per year and the total outstanding amount is due upon maturity in April 2012. As of December 31, 2011 and January 1, 2011, $6,567 and $3,692, respectively, was outstanding on the facility. Outstanding amounts on this Malaysian facility are secured by a standby letter of credit issued on the Corporation’s U.S. Amended Credit Agreement in the amount of $7,000.

In March, 2010, our Sheffield, UK unit obtained a new £3,000 facility, comprised of a 24-month asset-based term note and short-term revolver facility. The term note matures in March 2012 with monthly payments plus interest at 2.75% per year. The short-term revolver is due on demand and accrues interest at 3.50% per year. As of December 31, 2011 and January 1, 2011, $348 and $1,746, respectively was outstanding on the term loan and there were no borrowings on the short-term revolver. The term note and revolver are secured by certain assets of our Sheffield, UK unit, which had a net book value of approximately $4,490 as of December 31, 2011.

Maturities of long-term debt for the five years succeeding December 31, 2011 are as follows:

2012	$5,904
2013	11,111
2014	11,111
2015	160,984
2016	11,111
Thereafter	65,000
$265,221

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

Property and equipment and related accumulated amortization for building and equipment under capital leases are as follows:

	December 31, 2011	January 1, 2011
Buildings and improvements	$4,991	$4,991
Machinery and equipment	842	920
	5,833	5,911
Less accumulated amortization	(4,359)	(4,045)
	$1,474	$1,866

Amortization of leased assets is included in depreciation expense.

Future minimum payments for capital leases are as follows at December 31, 2011:

2012	$1,002
2013	960
2014	890
2015	890
2016	667
Thereafter	—
Total minimum payments	4,409
Amounts representing interest	(2,019)
Present value of net minimum lease payments (including total current portion of $483)	$2,390

11. Income Taxes

Income before income taxes consisted of:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Domestic	$(2,745)	$17,899	$24,932
Foreign	6,735	4,000	5,498
	$3,990	$21,899	$30,430

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

11. Income Taxes  – (continued)

Significant components of the Corporation’s net deferred tax liabilities are as follows:

	December 31, 2011	January 1, 2011
Deferred tax asset
Compensation	$1,905	$1,567
Inventory	4,442	2,848
Loss carryforwards	5,095	5,945
Other	4,302	2,670
	15,744	13,030
Valuation allowance	(4,537)	(4,646)
Total deferred tax asset	11,207	8,384
Deferred tax liability
Intangibles	(11,576)	(11,501)
Property, plant and equipment	(10,594)	(9,978)
Total deferred tax liabilities	(22,170)	(21,479)
Deferred tax liabilities, net	$(10,963)	$(13,095)

Significant components of the income tax provision are as follows:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Current:
Federal	$1,420	$4,722	$216
State	166	263	470
Foreign	1,642	1,686	466
	3,228	6,671	1,152
Deferred	(2,130)	1,257	7,494
	$1,098	$7,928	$8,646

The provision for income taxes differs from that computed at the Federal statutory rate of 35% for 2011, 2010 and 2009 as follows:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Tax at Federal statutory rate	$1,397	$7,666	$10,650
State income taxes	41	796	706
State tax credits	(117)	(130)	(99)
Foreign income taxes	(697)	(552)	(2,527)
Qualified production activities deduction	(139)	(551)	—
Research and development credits – current year	(433)	(315)	(213)
Valuation allowance	320	296	458
Reserve for uncertain tax positions	281	202	(242)
Other	445	516	(87)
	$1,098	$7,928	$8,646

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

11. Income Taxes  – (continued)

At December 31, 2011, the Corporation had a net operating loss carryforward of approximately $11,512 and an associated deferred tax asset of $2,993 in the UK. The UK carryforward has no expiration date, however, due to the uncertainty of the realization of the full benefit of the UK net operating loss carryforward, the Corporation has established a valuation allowance of $4,537 against its net deferred tax asset in the UK, which includes the net operating loss carryforward. The Corporation has a U.S. Federal tax net operating loss carryforward of $3,901 and an associated deferred tax asset of $1,506, which will expire beginning 2029, if unused, and which may be subject to other limitations under IRS rules. The Corporation has various multistate income tax net operating loss carryforwards which have been recorded as a deferred tax asset of approximately $596. No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries because it is expected that such earnings will be reinvested in these foreign operations indefinitely. At December 31, 2011, we had an aggregate of $34,671 of unremitted earnings of foreign subsidiaries that have been or are intended to be permanently reinvested for continued use in foreign operations.

As of December 31, 2011, the total amount of unrecognized income tax benefits computed under ASC 740 was approximately $6,179, all of which, if recognized, would impact the effective income tax rate of the Corporation. As of December 31, 2011 and January 1, 2011, the Corporation had recorded a total of $665 and $417, respectively, in the consolidated balance sheets of accrued interest and penalties related to uncertain tax positions. The Corporation does not foresee possible changes in its reserves for uncertain income tax positions as reasonably possible during the next 12 months. The Corporation has classified this reserve as long-term accrued income taxes in the consolidated balance sheets. During 2009, the Corporation settled its Internal Revenue Service (IRS) audit of tax years 2001 – 2007. As a result of the IRS audit conclusion, gross unrecognized tax benefits were reduced by $2,646, and the consolidated statement of operations was benefited $604 through a reduction in income tax expense. As of December 31, 2011, the Corporation is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2008 – 2010. The Corporation is also subject to unexpired statutes of limitation for various states including most significantly Indiana, Michigan and New Hampshire generally for the years 2007 – 2010. During 2011, 2010 and 2009, the Corporation recorded $241, $232 and $250, respectively of interest and penalties in the consolidated statements of operations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 3, 2009	$8,695
Additions based on tax positions – current year	128
Additions for tax positions – prior years	—
Settlements	(2,646)
Balance at January 2, 2010	$6,177
Additions based on tax positions – current year	—
Reductions for tax positions – prior years	(30)
Settlements	—
Balance at January 1, 2011	$6,147
Additions based on tax positions – current year	19
Additions for tax positions – prior years	78
Settlements	(65)
Balance at December 31, 2011	$6,179

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

12. Profit Sharing Plan

During fiscal 2011, the Corporation maintained a profit sharing plan, which qualifies for favorable tax treatment under Section 401(k) of the Internal Revenue Code. Contributions by the Corporation are based upon both discretionary and matching nondiscretionary amounts. The matching amounts represent a 50% match of employees’ contributions, up to a maximum of $4 per participant per year. Expense recorded for the plans was $1,708, $768, and $1,330 for 2011, 2010 and 2009, respectively.

13. Stock-Based Compensation Plans

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

A summary of stock option activity and weighted-average exercise prices for the periods indicated are as follows:

	Number of Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding at January 2, 2010	256,825	$3.25	$1,236
Exercised	(6,000)	$3.04	—
Cancelled	—	—	—
Outstanding at January 1, 2011	250,825	$3.25	$1,505
Exercised	(5,403)	$3.04	—
Cancelled	—	—	—
Outstanding at December 31, 2011	245,422	$3.26	$1,162

Range of Exercise	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$3.04 – 4.83	245,422	1.6 years	3.26	245,422	3.26

The 2004 Amended and Restated Equity Incentive Plan.  The 2004 Amended and Restated Equity Incentive Plan as amended in 2009 (“The 2004 Incentive Plan”) is designed to enable us to attract, retain and motivate our directors, officers, employees and consultants, and to further align their interests with those of the Corporation’s stockholders, by providing for or increasing their ownership interests in our Corporation. The 2004 Incentive Plan provides for the issuance of stock options, stock appreciation rights (“SARs”), restricted stock, deferred stock, dividend equivalents, other stock-based awards and performance awards. Performance awards will be based on the achievement of one or more business or personal criteria or goals, as determined by the compensation committee. During 2009, the 2004 Incentive Plan was amended to state that performance awards may be granted under the plan in a manner that results in their qualifying as performance-based compensation as determined by the compensation committee. The compensation committee

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

13. Stock-Based Compensation Plans  – (continued)

shall not grant, in any one calendar year, to any one participant awards to purchase or acquire a number of shares of common stock in excess of 15% of the total number of shares authorized for issuance under the 2004 Incentive Plan.

An aggregate of 1,673,333 shares of our common stock are reserved for issuance under the 2004 Incentive Plan, subject to certain adjustments reflecting changes in the Corporation’s capitalization. Restricted stock is a grant of shares of common stock that may not be sold or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. A participant granted restricted stock generally has all of the rights of a shareholder, unless the compensation committee determines otherwise. During 2011, the Corporation awarded 112,696 shares of performance based restricted stock to employees.

Additionally, an aggregate of 355,050 shares of non-performance based restricted stock were granted to several employees during 2011 that have vesting schedules that vary by grant and range from three months through five years. An additional 100,742 shares were granted to certain employees associated with the successful completion of the Codman acquisition which vested immediately. The Corporation also granted 88,326 shares of non-performance based restricted stock to directors that vest over three years with one-third vesting on December 21 of each year. A total of 57,005 shares were granted in 2011 that contained market conditions which were not achieved and therefore the stock was never earned. The total fair value of this grant was $506 as determined by the Monte Carlo Method and will be expensed over the three year service period unless the employee is no longer an employee of the Corporation. Awards that are subject to performance conditions are expensed based on the probability that these conditions will be achieved.

During 2010, the Corporation awarded 65,667 shares of performance based restricted stock to employees. The Corporation also granted 44,400 shares of non-performance based restricted stock to directors that vest over three years with one-third vesting on December 21 of each year.

In 2011, 2010 and 2009, the Corporation recorded compensation expense of $3,672, $1,197, and $2,765, respectively, related to restricted stock grants. The Corporation’s policy is to recognize expense for awards subject to graded or cliff vesting using the straight-line attribution method. As of December 31, 2011, the Corporation had unearned compensation cost of $4,236 which will be expensed through 2016.

A summary of all restricted stock activity for the period indicated below is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 2, 2010	397,267	$13.18
Granted	117,025	9.60
Vested	(37,002)	10.14
Cancelled	(30,125)	13.05
Outstanding at January 1, 2011	447,165	$11.61
Granted	609,785	9.18
Vested	(235,453)	8.95
Cancelled	(155,797)	11.00
Outstanding at December 31, 2011	665,700	$10.47

The total fair value of restricted stock that vested during 2011, 2010 and 2009 was $1,957, $342, and $1,097, respectively.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

14. Employee Stock Purchase Plan

2004 Employee Stock Purchase Plan.  The 2004 Employee Stock Purchase Plan is designed to provide an incentive for our domestic employees to purchase our common stock and acquire a proprietary interest in the Corporation. Persons who subsequently are employed by us or one of our designated subsidiaries are eligible upon employment and must be an employee as of an offering date of an exercise period.

Each participant is granted an option to purchase shares of the Corporation’s common stock at the beginning of each 6-month “offering period” under the plan, on each “exercise date,” during the offering period. Exercise dates occur on the last date on which the NYSE is open for trading prior to each May 31 and November 30. During 2011, the exercise dates were changed from June 30 and December 31. Participants purchase the shares of the Corporation’s common stock through after-tax payroll deductions, not to exceed 10% of the participant’s total base salary on each payroll date. No participant may purchase more than 750 shares of common stock on any one exercise date or more than $25 of common stock in any one calendar year. The purchase price for each share is 95% of the fair market value of such share on the exercise date. If a participant’s employment with the Corporation or one of its designated subsidiaries terminates, any outstanding option of that participant also will terminate.

A total of 600,000 shares of the Corporation’s common stock are reserved for issuance over the term of the plan. On November 30, 2011, 9,777 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $7.44 per share. On May 31, 2011, 6,439 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $9.71 per share. On December 31, 2010, 9,824 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $8.79 per share. On June 30, 2010, 8,063 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $10.01 per share. This plan is non-compensatory.

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

A total of 300,000 shares of the Corporation’s common stock are reserved for issuance over the term of the plan. No shares have been issued under this plan. The Corporation terminated this plan on February 28, 2012.

15. Segment Reporting

In connection with the Codman & Olsen acquisitions and the CEO’s implementation of a new reporting structure, the Corporation determined they had two reportable segments as of December 31, 2011 under the provisions of ASC 820 as opposed to one as of January 1, 2011: OEM Solutions and Symmetry Surgical. OEM Solutions primarily designs, develops and manufactures implants and related surgical instruments and cases for orthopedic device companies and companies in other medical device markets such as arthroscopy, dental, laparoscopy, osteobiologic and endoscopy. OEM Solutions also manufactures specialized non-healthcare products, primarily in the aerospace industry. OEM Solutions manages its business in multiple operating segments. Because of the similar economic characteristics of these operations, including the nature of the products, comparable level of FDA regulations, and same or similar customers, those operations have

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

15. Segment Reporting  – (continued)

been aggregated for segment reporting purposes. Symmetry Surgical is the Corporation’s hospital direct business which sells a broad range of reusable stainless steel and titanium surgical hand-held instruments and retractor systems, sterile disposable surgical products (vein strippers, SECTO dissectors, tonsil sponges and surgical marker pens), and sterilization containers. These products are typically used in the surgical specialties of spine, general/OB-GYN, microsurgery/neurosurgery, orthopedics, laparoscopy, cardiovascular, thoracic and general surgery in the hospital setting as well as surgery centers and in select physician offices. Symmetry Surgical was formed upon the acquisition of Codman.

The Corporation is a multi-national company with operations in the U. S., United Kingdom, France, Ireland, Malaysia and Germany. As a result, the Corporation’s financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. Revenues are attributed to geographic locations based on the location to which we ship our products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Corporation evaluates segment performance based on income from operations. The Corporation has not allocated certain corporate charges such as administrative costs, interest and income taxes to the OEM Solutions or Symmetry Surgical reportable segments. The Corporation generally accounts for intersegment sales and transfers at cost plus a specified mark-up.

Reportable segment information is as follows:

	Year ended December 31, 2011
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
Revenues
External revenues	$319,547	$39,499	—	$359,046	—	$359,046
Intersegment revenues	7,195	387	—	7,582	$(7,582)	—
Total revenues	326,742	39,886	—	366,628	(7,582)	359,046
Depreciation and amortization	20,124	978	$195	21,297	—	21,297
Operating income (loss)	26,771	(388)	(18,131)	8,252	—	8,252
Interest expense						3,862
Other						400
Income before income taxes						$3,990
Total assets	$411,143	$206,308	$21,414	$638,865	—	$638,865
Capital expenditures	$13,081	$473	$112	$13,666	—	$13,666

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

15. Segment Reporting  – (continued)

	Year ended January 1, 2011
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
Revenues
External revenues	$326,007	$34,823	—	$360,830	—	$360,830
Intersegment revenues	7,281	41	—	7,322	$(7,322)	—
Total revenues	333,288	34,864	—	368,152	(7,322)	360,830
Depreciation and amortization	20,256	722	$151	21,129	—	21,129
Operating income (loss)	37,721	1,968	(11,481)	28,208	—	28,208
Interest expense						5,698
Loss on debt extinguishment						828
Derivatives valuation gain						(1,328)
Other						1,111
Income before income taxes						$21,899
Total assets	$410,768	$28,882	$10,304	$449,954		$449,954
Capital expenditures	$15,248	$530	$139	$15,917	—	$15,917

	Year ended January 2, 2010
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
Revenues
External revenues	$339,653	$26,290	—	$365,943	—	$365,943
Intersegment revenues	2,236	141	—	2,377	$(2,377)	—
Total revenues	341,889	26,431	—	368,320	(2,377)	365,943
Depreciation and amortization	21,628	581	$43	22,252	—	22,252
Operating income (loss)	46,579	851	(11,098)	36,332	—	36,332
Interest expense						6,647
Derivatives valuation gain						(1,173)
Other						428
Income before income taxes						30,430
Capital expenditures	$14,240	$284	$493	$15,017	—	$15,017

Revenues to External Customers:

	Fiscal Year Ended
	2011	2010	2009
United States	$261,327	$267,808	$268,164
Ireland	22,473	31,748	37,542
United Kingdom	29,397	27,894	29,146
Other foreign countries	45,849	33,380	31,091
Total net revenues	$359,046	$360,830	$365,943

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

15. Segment Reporting  – (continued)

Long-Lived Assets:

	Fiscal Year Ended
	2011	2010	2009
United States	$66,596	$71,942	$76,660
United Kingdom	25,683	27,449	32,366
Ireland	2,605	2,537	1,204
Other foreign countries	8,479	5,951	3,139
Total long-lived assets	$103,363	$107,879	$113,369

Concentration of Credit Risk:

Financial instruments that potentially subject the Corporation to concentration of credit risk consist principally of accounts receivable. A significant portion of the Corporation’s sales are derived from our top ten customers, all in the orthopedic device market, and, as such, the Corporation is directly affected by the condition of those customers and that industry. However, the credit risk associated with the trade receivables is partially mitigated due to the stability of those customers. The Corporation performs ongoing credit evaluations of its customers and does not require collateral or other security from its customers.

A substantial portion of the Corporation’s net revenues is derived from a limited number of customers. Net revenue from customers of the Corporation which individually account for 10% or more of the Corporation’s net revenue is as follows:

2011 — two customers represented approximately 31.6% and 11.2% net revenues, respectively.

2010 — three customers represented approximately 32%, 10% and 10% of net revenues, respectively.

2009 — one customer represented approximately 39% of net revenues.

The customers listed above, which are OEM Solution customers, comprised approximately 41%, 41% and 32% of the accounts receivable balance at December 31, 2011, January 1, 2011, and January 2, 2010, respectively.

Following is a summary of the composition by segment and product category of the Corporation’s net revenues to external customers.

	Fiscal Year Ended
Sales by product	2011	2010	2009
OEM Revenue
Instrument	$115,271	$117,601	$141,072
Implant	103,328	111,253	108,048
Cases	75,847	74,730	67,850
Other	25,101	22,423	22,683
Total OEM Revenue	319,547	326,007	339,653
Total Symmetry Surgical Revenue	39,499	34,823	26,290
Total Revenue	$359,046	$360,830	$365,943

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

16. Net Income per Share

The following table sets forth the computation of earnings per share (shares in thousands).

	Fiscal Year Ended
	2011	2010	2009
Earnings per share – Basic:
Net income	$2,892	$13,971	$21,784
Less: Undistributed earnings allocated to nonvested stock	(20)	(128)	(218)
Income available to common shares – Basic	2,872	13,843	21,566
Weighted-average common shares outstanding – Basic	35,576	35,451	35,308
Earnings per share – Basic	$0.08	$0.39	$0.61
Earnings per share – Diluted:
Net income	$2,892	$13,971	$21,784
Less: Undistributed earnings allocated to nonvested stock	—	—	(144)
Income available to common shares – Diluted	2,892	13,971	21,640
Weighted-average common shares outstanding – Basic	35,576	35,451	35,308
Effect of dilution	445	359	222
Weighted-average common shares outstanding – Diluted	36,021	35,810	35,530
Earnings per share – Diluted	$0.08	$0.39	$0.61

17. Facility Consolidation and Severance Costs

Results of operations for fiscal 2011 and 2010 include pre-tax charges of $2,710 and $961, respectively, associated with employee cost reduction and efficiency actions as well as the consolidation of our Auburn, ME facilities into other facilities that produce similar products in fiscal 2010. In fiscal 2011, these charges were comprised entirely of severance costs. In fiscal 2010, these costs are comprised of $628 of severance costs and an additional $333 of asset impairment and moving expenses. As of December 31, 2011 and January 1, 2011, severance accruals related to these cost reduction and efficiency actions totaled $605 and nil, respectively, and are included in other accrued expenses in the consolidated balance sheets. The increase in the accrual since January 1, 2011 represents severance charges incurred but not paid during 2011. These costs are expected to be paid through June 2012.

18. Commitments and Contingencies

Operating Leases.  The Corporation has various operating leases, primarily for equipment and vehicles. Total rental expense for these operating leases amounted to $2,671, $1,931, and $2,538 in 2011, 2010 and 2009, respectively. At December 31, 2011, future minimum payments for operating leases with initial terms of one year or more are as follows: $2,415 in 2012; $1,745 in 2013; $1,033 in 2014; $539 in 2015; $309 in 2016 and $146 thereafter.

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of plastic, cobalt chrome and titanium through July 2014. Based on contractual pricing at December 31, 2011, the minimum purchase obligations total $24,520. Purchases under plastic, titanium and cobalt chrome contracts were approximately $12,073 in 2011. These purchases are not in excess of our forecasted requirements. Additionally, as of December 31, 2011, the Corporation has $4,889 of commitments to complete capital projects in progress.

Legal & Environmental Matters.  The Corporation is involved, from time to time, in various contractual, product liability, patent (or intellectual property) and other claims and disputes incidental to its business.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

18. Commitments and Contingencies  – (continued)

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

Following the discovery of the accounting irregularities at our Sheffield, UK operating unit, the Audit Committee self-reported the matter to the staff of the SEC in October 2007. Thereafter, the SEC commenced an informal inquiry regarding this matter. The Corporation fully cooperated with the SEC in its investigation and reached a settlement in February 2012 in which we consented to an administrative cease-and-desist order to comply with relevant provisions of the securities laws. There was no fraud charge against the Corporation, nor was any civil penalty or other financial obligation imposed on the Corporation as a result of this settlement. The Corporation believes this concludes the SEC’s investigation into the accounting irregularities at the Sheffield, UK operating unit.

19. Quarterly Results of Operations (Unaudited)

The Corporation’s fiscal year end is the 52 or 53 week period ending the Saturday closest to December 31. Fiscal 2011 and 2010 were 52 week years. The following quarterly results of operations refer to these financial periods (in thousands, except per share data):

	Fiscal Year 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands except per share data)
Revenue	$95,778	$94,721	$84,039	$84,508	$359,046
Gross profit	19,323	22,228	15,754	13,844	71,149
Net income (loss)	1,362	4,175	527	(3,172)	2,892
Earnings per share:
Basic	$0.04	$0.12	$0.01	$(0.09)	$0.08
Diluted	$0.04	$0.12	$0.01	$(0.09)	$0.08

	Fiscal Year 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands except per share data)
Revenue	$84,494	$88,824	$91,538	$95,974	$360,830
Gross profit	17,036	20,363	19,830	22,469	79,698
Net income	1,631	4,479	3,572	4,289	13,971
Earnings per share:
Basic	$0.05	$0.13	$0.10	$0.12	$0.39
Diluted	$0.05	$0.13	$0.10	$0.12	$0.39

The sum of the quarters may not equal the year to date amounts due to rounding.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

20. Other Comprehensive Income

Other comprehensive income is comprised of gains (losses) resulting from currency translations of foreign entities and unrealized losses on our derivative designated as a hedge. Other comprehensive income consists of the following:

	Foreign currency translation	Unrealized gains (losses) on derivatives, net of taxes(1)	Other comprehensive income (loss)
Balance at January 3, 2009	$(1,973)	$—	$(1,973)
Other comprehensive income / (loss)	6,217	(231)	5,986
Balance at January 2, 2010	4,244	(231)	4,013
Other comprehensive income / (loss)	(1,719)	231	(1,488)
Balance at January 1, 2011	2,525	—	2,525
Other comprehensive income / (loss)	(1,341)	—	(1,341)
Balance at December 31, 2011	$1,184	$—	$1,184

(1)	Unrealized gains (losses) are net of tax benefits (expenses) of ($154) in fiscal 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Symmetry Medical Inc.:

We have audited the accompanying consolidated balance sheets of Symmetry Medical Inc. as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symmetry Medical Inc. at December 31, 2011 and January 1, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Symmetry Medical Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana March 15, 2012

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that internal control over financial reporting is effective as of December 31, 2011.

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

March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Symmetry Medical Inc.

We have audited Symmetry Medical Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Symmetry Medical Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Symmetry Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symmetry Medical, Inc. as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Symmetry Medical, Inc. and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst and Young LLP
Indianapolis, Indiana March 15, 2012

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Corporation’s management evaluated, with the participation of the Corporation’s Chief Executive Officer and Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls.  There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.  The report of management required under this Item 9A can be found on page 87 of this Form 10-K under the heading “Management’s Report on Internal Control over Financial Reporting.”

Symmetry Medical’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. This report appears on page 86 of this Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be furnished pursuant to Item 10 with respect to directors and corporate governance is incorporated herein by reference from the sections entitled “Governance of the Corporation” and “Information on Directors and Executive Officers” in our Proxy Statement for the 2012 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation

The information required to be furnished pursuant to Item 11 is incorporated herein by reference from the sections entitled “Executive Compensation” and “Compensation Discussion and Analysis” in our Proxy Statement for the 2012 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to Item 12 is incorporated herein by reference from the sections entitled “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” in our Proxy Statement for the 2012 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be furnished pursuant to Item 13 is incorporated herein by reference from the sections entitled “Governance of the Corporation” and “Related Party Transactions” in our Proxy Statement for the 2012 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

The information required to be furnished pursuant to Item 14 is incorporated herein by reference from the section entitled “Audit and Non-Audit Fees” in our Proxy Statement for the 2012 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) See Part II, Item 8 for an index of the Corporation’s consolidated financial statements.

(b) Exhibits:

2.1	Asset Purchase Agreement between Codman & Shurtleff, Inc. and Specialty Surgical Instrumentation, Inc., and Symmetry Medical Inc., dated December 11, 2011 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed December 13, 2011).
3.1	Amended and Restated Certificate of Incorporation of Symmetry Medical Inc. (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to our Registration Statement, on Form S-1/A, filed July 22, 2004).
3.2	Amended and Restated Bylaws of Symmetry Medical Inc., as amended through March 24, 2005 (incorporated by reference to Exhibit 3.2 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to our Registration Statement, on Form S-1/A, filed July 22, 2004).
10.10†	Symmetry Medical Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1, filed May 28, 2004).
10.11†	Form of Nonqualified Stock Option Agreement issued under 2003 Stock Option Plan (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-1, filed May 28, 2004).
10.13†	Symmetry Medical Inc. Amended and Restated 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
10.14†	Amendment to Symmetry Medical Inc. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
10.15†	Employment Agreement, dated as of June 11, 2003, by and between Symmetry Medical Inc. and Brian S. Moore (incorporated by reference to Exhibit 10.16 of our Registration Statement on Form S-1, filed May 28, 2004).
10.16†	Employment Agreement, dated as of January 6, 2004, by and between Symmetry Medical Inc. and Fred L. Hite (incorporated by reference to Exhibit 10.17 of Amendment No. 4 to our Registration Statement, on Form S-1/A, filed July 30, 2004).
10.40†	Form of Restricted Stock Agreement (Key Employees) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 30, 2008).
10.41†	Form of Restricted Stock Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 30, 2008).
10.42†	Form of Restricted Stock Agreement (Key Employees) issued under Amendment No. 1 to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.42 to our Form 10-Q filed August 7, 2009).
10.44†	Symmetry Medical Inc. Amendment No. 1 to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to our Form DEF 14A filed May 1, 2009.)
10.45†	Amended employment agreement, dated May 4, 2010, by and between Symmetry Medical Inc. and Brian S. Moore (incorporated by reference to Exhibit 10.45 to our Form 10-Q filed May 11, 2010).
10.46†	Employment Agreement, dated May 4, 2010, by and between Symmetry Medical Inc. and Fred Hite (incorporated by reference to Exhibit 10.45 to our Form 10-Q filed May 11, 2010).
10.47†	Employment Agreement, dated May 4, 2010, by and between Symmetry Medical Inc. and D. Darin Martin and Michael Curtis (incorporated by reference to Exhibit 10.45 to our Form 10-Q filed May 11, 2010).

10.48†	Form of Restricted Stock Agreement (CEO) issued under Amendment No. 1 to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to our Form 10-Q filed May 11, 2010).
10.49†	Form of Restricted Stock Agreement (Key Employees) issued under Amendment No. 1 to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to our Form 10-Q filed May 11, 2010).
10.50†	Compromise Agreement of Mr. Hynes (incorporated by reference to Exhibit 99.1 to our Form 8-K filed June 16, 2010).
10.51†	Second Amendment to Employment Agreement, dated as of June 10, 2010, by and between Symmetry Medical Inc. and Brian S. Moore (incorporated by reference to Exhibit 99.2 to our Form 8-K filed June 16, 2010).
10.53†	Credit Agreement, dated November 3, 2010, among Symmetry Medical Inc. as borrower, JPMorgan Chase Bank, N.A. as Administrative Agent, the lenders identified on the signature pages thereto, Wells Fargo Bank, National Association as Syndication Agent and Fifth Third Bank, Bank of America, N.A. and PNC Bank National Association as Co-Documentation Agents (incorporated by reference to EX-99.1 to our Form 8-K filed November 9, 2010).
10.54†	Third Amendment to Employment Agreement with Mr. Moore, dated January 17, 2011 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed January 19, 2011).
10.55†	Employment Agreement with Mr. Sullivan, dated January 17, 2011 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed January 19, 2011).
10.56†	Executive Benefit Agreement with Mr. Sullivan, dated January 17, 2011 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed January 19, 2011).
10.57†	Bonus Agreement with Mr. Hite, dated January 11, 2011 (incorporated by reference to Exhibit 10.4 to our Form 8-K filed January 19, 2011).
10.58†	Form of Transition Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 3, 2011).
10.59†	Form of Key Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 3, 2011).
10.60†	Form of Restricted Stock Agreement (Key Employees) issued under Amendment No. 1 to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.60 to our Form 10-Q filed May 6, 2011.
10.61†	Restricted Stock Agreement between Symmetry Medical Inc. and Thomas J. Sullivan dated April 28, 2011 (incorporated by reference to Exhibit 10.60 to our Form 10-Q filed August 9, 2011).
10.62	Asset Purchase Agreement, dated August 3, 2011, between SMA Acquisition, LLC and PSC Industries, Inc. (incorporated by reference to Exhibit 10.61 to our Form 10-Q filed August 9, 2011).
10.63	First Amendment to Credit Agreement entered into by Symmetry Medical Inc. and Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A., dated December 11, 2011 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 15, 2011).
10.64	Senior Subordinated Credit Agreement among Symmetry Medical Inc., JPMorgan Mezzanine Capital LLC/FS Investment Corporation and GSO/Blackstone Debt Funds Management LLC dated December 29, 2011 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 5, 2012).
10.65†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of our Form 8-K filed January 5, 2012).
10.66	Asset Purchase Agreement between Codman & Shurtleff, Inc. and Specialty Surgical Instrumentation, Inc., and Symmetry Medical Inc., dated December 11, 2011 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed December 13, 2011). See Exhibit 2.1

10.67	Restricted Stock Agreement between Symmetry Medical Inc. and Thomas J. Sullivan dated March 1, 2012.*
10.68	Form of Key Employee Restricted Stock Agreement.*
21.1	List of Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.*
24.1	Power of Attorney.*
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit.
*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRY MEDICAL INC.
March 15, 2012	By: /s/ Thomas J. Sullivan Thomas J. Sullivan Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ Thomas J. Sullivan Thomas J. Sullivan	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2012
/s/ Fred L. Hite Fred L. Hite	Senior Vice President, Chief Financial Officer and Secretary	March 15, 2012
/s/ Ronda L. Harris Ronda L. Harris	Chief Accounting Officer	March 15, 2012
* Craig B. Reynolds	Director	March 15, 2012
* Francis T. Nusspickel	Director	March 15, 2012
* James S. Burns	Director	March 15, 2012
* John S. Krelle	Director	March 15, 2012
* Thomas E. Chorman	Director	March 15, 2012
* Robert G. Deuster	Director	March 15, 2012

*By: /s/ Fred L. Hite Fred L. Hite Attorney-in-fact Pursuant to Power of Attorney (Exhibit 24.1 hereto)