Form 10-K/A
period 2011-12-31
Symmetry Medical Inc.
filed 2012-04-18
CIK 1292055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of outstanding shares of the registrant's common stock as of March 12, 2012 was 36,575,331.

EXPLANATORY NOTE

This Form 10-K/A is being filed to correct a typographical error on the cover page of the original Form 10-K. The actual number of outstanding shares of the registrant's common stock as of March 12, 2012 was 36,575,331. As a result of a typographical error, the original Form 10-K erroneously listed this figure as 35,575,331. No other changes to the disclosure in the original Form 10-K are made by this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRY MEDICAL INC.

April 16, 2012	By: /s/ Thomas J. Sullivan Thomas J. Sullivan Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ Thomas J. Sullivan Thomas J. Sullivan	Chief Executive Officer, President and Director (Principal Executive Officer)	April 16, 2012
/s/ Fred L. Hite Fred L. Hite	Senior Vice President, Chief Financial Officer and Secretary	April 16, 2012
/s/ Ronda L. Harris Ronda L. Harris	Chief Accounting Officer	April 16, 2012
* Craig B. Reynolds	Director	April 16, 2012
* Francis T. Nusspickel	Director	April 16, 2012
* James S. Burns	Director	April 16, 2012
* John S. Krelle	Director	April 16, 2012
* Thomas E. Chorman	Director	April 16, 2012
* Robert G. Deuster	Director	April 16, 2012

*By: /s/ Fred L. Hite Fred L. Hite Attorney-in-fact Pursuant to Power of Attorney (Exhibit 24.1 hereto)