Form 10-Q
period 2012-03-31
Symmetry Medical Inc.
filed 2012-05-08
CIK 1292055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2012 was 36,658,279 shares.

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

We also refer you to and believe that you should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” portions of our Annual Report for fiscal 2011 on Form 10-K, as well as in other reports which we file with the Securities and Exchange Commission, to better understand the risks and uncertainties that are inherent in our business and in owning our securities. These reports are available publicly on the SEC website, www.sec.gov, and on our website, www.symmetrymedical.com.

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

 PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31,	December 31,
	2012	2011
ASSETS:	(unaudited)
Current Assets:
Cash and cash equivalents	$23,150	$18,931
Accounts receivable, net	56,303	51,835
Inventories	81,886	84,678
Refundable income taxes	2,039	5,090
Deferred income taxes	8,544	7,535
Other current assets	5,027	4,863

Total current assets	176,949	172,932
Property and equipment, net	104,443	103,363
Goodwill	229,536	229,112
Intangible assets, net of accumulated amortization	122,402	124,276
Other assets	8,951	9,182

Total Assets	$642,281	$638,865

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$28,185	$23,343
Accrued wages and benefits	10,649	7,637
Other accrued expenses	7,196	5,825
Accrued income taxes	713	522
Deferred income taxes	-	39
Revolving line of credit	6,721	6,567
Current portion of capital lease obligations	498	483
Current portion of long-term debt	8,333	5,904

Total current liabilities	62,295	50,320
Accrued income taxes	6,889	6,844
Deferred income taxes	19,169	18,459
Other liabilities	647	619
Capital lease obligations, less current portion	1,780	1,907
Long-term debt, less current portion	245,467	259,317

Total Liabilities	336,247	337,466

Commitments and contingencies

Shareholders' Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued March 31, 2012--36,562; December 31, 2011--36,426	4	4
Additional paid-in capital	283,877	283,071
Retained earnings	17,970	17,140
Accumulated other comprehensive income	4,183	1,184

Total Shareholders' Equity	306,034	301,399

Total Liabilities and Shareholders' Equity	$642,281	$638,865

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except per Share Data; Unaudited)

	Three Months Ended
	March 31,	April 2,
	2012	2011

Revenue	$100,685	$95,778
Cost of revenue	75,541	76,455
Gross profit	25,144	19,323
Selling, general and administrative expenses	18,709	15,616
Facility closure and severance costs	373	584
Operating Income	6,062	3,123

Other (income) expense:
Interest expense	5,144	883
Other	(398)	200
Income before income taxes	1,316	2,040
Income tax expense	486	678
Net income	$830	$1,362

Net income per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

Weighted average common shares and equivalent shares outstanding:
Basic	35,895	35,528
Diluted	36,238	35,991

See accompanying notes to condensed consolidated financial statements.

3

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands; Unaudited)

	Three Months Ended
	March 31,	April 2,
	2012	2011

Net income	$830	$1,362
Other comprehensive income
Foreign currency translation adjustments	2,999	2,988

Comprehensive income	$3,829	$4,350

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In Thousands; Unaudited)

	Three Months Ended
	March 31,	April 2,
	2012	2011

Operating activities
Net income	$830	$1,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,406	4,583
Amortization of intangible assets	2,012	694
Amortization of debt issuance costs	349	81
Net loss on sale of assets	27	36
Deferred income tax provision	(307)	(578)
Stock-based compensation	946	1,600
Foreign currency transaction (gain) loss	225	(508)
Change in operating assets and liabilities:
Accounts receivable	(3,886)	(454)
Other assets	(238)	(1,875)
Inventories	3,428	(4,117)
Current income taxes	3,219	291
Accounts payable	4,038	3,035
Accrued expenses and other	4,504	4,375

Net cash provided by operating activities	19,553	8,525

Investing activities
Purchases of property and equipment	(4,291)	(4,021)
Proceeds from the sale of property and equipment	49	30

Net cash used in investing activities	(4,242)	(3,991)

Financing activities
Proceeds from Bank Revolver	6,771	5,000
Payments on Bank Revolver	(17,844)	(8,000)
Proceeds from (payments on) short term borrowings, net	(65)	901
Payments on bank term loans and capital lease obligations	(470)	(470)
Proceeds from the issuance of common stock	(141)	-

Net cash used in financing activities	(11,749)	(2,569)
Effect of exchange rate changes on cash	657	601

Net increase in cash and cash equivalents	4,219	2,566
Cash and cash equivalents at beginning of period	18,931	15,067

Cash and cash equivalents at end of period	$23,150	$17,633

Supplemental disclosures:
Cash paid for interest	$4,265	$968

Cash paid (received) for income taxes	$(2,442)	$960

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data; Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Symmetry Medical Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), which operates in two reportable segments: (1) Original Equipment Manufacturer (“OEM”) Solutions and (2) Symmetry Surgical.  The Corporation is a global supplier of integrated products consisting primarily of surgical implants, instruments and cases to orthopedic and other medical device companies. OEM Solutions primarily designs, develops and manufactures implants and related surgical instruments and cases for orthopedic device markets. Symmetry Surgical is the Corporation’s hospital direct business which sells a broad range of reusable stainless steel and titanium surgical hand-held instruments and retractor systems, sterile disposable surgical products, and sterilization containers.

The condensed consolidated financial statements of the Corporation have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments of a normal recurring nature considered necessary to present fairly the consolidated financial position of the Corporation, its results of operations and cash flows. The Corporation’s results are subject to seasonal fluctuations. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements included herein should be read in conjunction with the fiscal year 2011consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for fiscal year 2011.

The Corporation’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2012 is a 52 week year ending December 29, 2012.  The Corporation’s interim quarters for 2012 are 13 weeks long and quarter-end dates have been set as March 31, 2012, June 30, 2012 and September 29, 2012. Fiscal year 2011 was a 52 week year (ending December 31, 2011). The Corporation’s interim quarters for 2011 were 13 weeks long, ending April 2, 2011, July 2, 2011 and October 1, 2011. References in these condensed consolidated financial statements to the three months ended refer to these financial periods, respectively.

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

The aggregate purchase price of $165,687 was preliminarily allocated to the opening balance sheet as follows:

Current assets	$10,155
PP&E	114
Acquired customers (amortized over 20 years)	80,840
Trademarks (indefinite-lived)	3,380
Goodwill	71,986
Current liabilities	(169)
Long term liabilities	(619)

Purchase price, net	$165,687

The purchase price allocation for the Codman acquisition is preliminary and is therefor subject to adjustment.

Unaudited Proforma Results. The following table represents the proforma results of the Corporation's operations had the acquisitions of Codman and Olsen Medical been completed as of the beginning of the periods presented:

Three Months Ended
April 2,
2011
Revenue	$114,090
Net income	2,956
Earnings per share—basic	$0.08
Earnings per share—diluted	$0.08

3. Inventories

Inventories consist of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)
Raw material and supplies	$16,528	$17,870
Work-in-process	26,945	30,083
Finished goods	38,413	36,725

	$81,886	$84,678

4. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)
Land	$6,539	$6,399
Buildings and improvements (20 to 40 years)	42,473	41,994
Machinery and equipment (5 to 15 years)	152,824	151,376
Office equipment (3 to 5 years)	17,537	17,042
Construction-in-progress	8,830	5,755

	228,203	222,566
Less accumulated depreciation	(123,760)	(119,203)

	$104,443	$103,363

5. Debt Arrangements

On December 11, 2011, the Corporation amended its Credit Agreement (Amended Credit Agreement) to add a $50,000 bank term loan (Bank Term Loan) and an option to borrow an additional $50,000 in the form of an increase to the revolving line of credit or additional bank term loans, subject to approval by a majority of the lenders. Thus, the Credit Agreement currently provides for a $200,000 revolving line of credit (Bank Revolver) and $50,000 of a Bank Term Loan.

Borrowings under the Amended Credit Agreement bear interest at a floating rate, which is either a base rate, or at our option, a London Interbank Offered Rate ("LIBOR") rate, plus an applicable margin. The Corporation had two outstanding letters of credit as of March 31, 2012 in the amounts of $8,000 and $207. The Bank Revolver requires no scheduled payments of principal until maturity in November 2015. The Bank Term Loan has quarterly scheduled principal payments of $2,778 beginning September 2012 through maturity in December 2016.

The Amended Credit Agreement contains various financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA (as defined in the Amended Credit Agreement) and minimum fixed charges ratio of EBITDA. The Amended Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, payment of dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The Amended Credit Agreement is secured by substantially all of the Corporation’s U.S. subsidiary assets and also contains customary events of default. The Corporation was in compliance with all of its covenants as of March 31, 2012.

On December 29, 2011, the Corporation issued $65,000 of senior subordinated term notes (Term Notes) that mature on December 29, 2017. Amounts outstanding under the Term Notes bear interest at an annual rate of 14%.  Interest is payable in cash, provided that we may elect to pay up to 2% of the interest rate in kind by adding that amount to the outstanding principal balance with compounding interest to accrue.  The Corporation may elect to repay the outstanding principal amount at any time, provided that, (i) with respect to any prepayment made on or prior to December 29, 2013, Symmetry pays a Make-Whole Premium (as defined in the agreement), (ii) with respect to any prepayment made after December 29, 2013 but on or prior to December 29, 2014, the Corporation pays a prepayment premium of 4% of the amount prepaid, and (iii) with respect to any prepayment made after December 29, 2014 but on or prior to December 29, 2015, the Corporation pays a prepayment premium of 2% of the amount prepaid.  The Corporation is also required to prepay amounts outstanding under the agreement using the Net Cash Proceeds (as defined in the Term Notes agreement) of certain asset sales and issuances of debt or equity made by the Corporation during the term of the Term Notes, in each case to the extent such Net Cash Proceeds are not used to repay the Corporation's senior indebtedness.  The Corporation is also required to make an offer (a "Change in Control Offer") to prepay all of the amounts outstanding under the Term Notes at a price in cash equal to 101% of the outstanding principal amount thereunder in the event of a Change of Control (as defined in the Term Notes agreement).  Each lender under the agreement may decline the Corporation's Change in Control offer or elect to accept the Change in Control Offer in whole or in part.  All principal and accrued interest under the Term Notes must be repaid on December 29, 2017.

The Term Notes include customary representations, warranties and covenants made for the benefit of the parties to the agreement.  The covenants include, but are not limited to, requirements to provide financial information and notice of other events to the lenders, as well as restrictions on the incurrence of indebtedness, the creation or existence of liens, sales of assets, transactions with affiliates and other matters.  The Term Notes also include financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA (as defined in the Term Notes Agreement) and minimum fixed charges ratio of EBITDA. The agreement includes customary events of default, including but not limited to, failure to pay any principal, interest, fees or other amounts when due, default under any covenant or any agreement in any loan document (subject to cure periods in some cases), cross-default with other debt agreements and certain bankruptcy and insolvency events.  While not secured by the Corporation’s assets, repayment of amounts outstanding under the Term Notes is guaranteed by all of Symmetry’s U. S. subsidiaries. The Corporation was in compliance with all of its covenants as of March 31, 2012.

In April 2012, our Penang, Malaysia unit renewed its existing short-term revolving line of credit of $8,000 which is renewable on an annual basis.  The facility requires interest only monthly payments at LIBOR, plus an applicable margin per year and the total outstanding amount is due upon maturity in April 2013.  As of March 31, 2012, $6,721 was outstanding on the facility.  Outstanding amounts on this Malaysian facility are secured by a standby letter of credit issued on the Corporation’s U.S. Amended Credit Agreement in the amount of $8,000.

6. New Accounting Pronouncements

Presentation of Comprehensive Income: In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.  2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.   The Corporation adopted the provisions of this standard on January 1, 2012, which did not have an impact on the Corporation’s consolidated financial position, results of operations or cash flows.

7. Derivatives

The Corporation utilizes derivative instruments to minimize the volatility of cash flows and statement of operations impacts associated with interest rate payments on its variable rate debt. The Corporation recognizes all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheets. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes. The Corporation utilizes third party valuations to assist in the determination of the fair value of these derivatives. The Corporation considered its derivative instrument valuations to be Level 2 fair value measurements.

To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income/(loss), a component of shareholders' equity in the consolidated balance sheets, until the underlying transaction hedged is recognized in the consolidated statements of operations. The Corporation accounts for certain derivatives hedging the payment of interest as cash flow hedges and the impact of the hedge is reclassified to interest expense in the consolidated statements of operations upon payment of interest.

The Corporation's profitability and cash flows are affected by changes in interest rates, specifically the LIBOR rate. The primary purpose of the Corporation's interest rate risk management activities is to hedge its exposure to changes in interest rates. The Corporation’s Amended Credit Agreement requires that the interest be hedged on at least 50% of the current and projected borrowings under the Amended Credit Agreement for a period of at least 3 years beginning no later than March 29, 2012. In March, 2012, the Corporation entered into two forward swap contracts to manage interest rate risk related to its Bank Term Loan and a portion of its Bank Revolver. The notional amount on the Bank Term Loan swap contract is $25,000 that amortizes in line with scheduled principal payments through maturity in December 2016 and has a fixed per annum interest rate of 0.44% in 2012 that incrementally increases to 2.22% by 2016. The notional amount on the Bank Revolver swap contract is $70,000 that amortizes in line with expected reductions in the related debt instrument through December 2022 and has a fixed per annum interest rate of 0.44% in 2012 that incrementally increase to 3.81% by 2022. These swap contracts, which had a fair value of nil as of March 31, 2012 due to the timing of entering into the new contracts, were designated as cash flow hedges of the future payments of variable rate interest with one-month LIBOR. For the three months ended March 31, 2012, there were no gains or losses attributable to these cash flow hedges included in other comprehensive income that will be reclassified into earnings in the next twelve months.

8. Fair Value of Financial Instruments

As of March 31, 2012, the Corporation held interest rate derivative instruments that are required to be measured at fair value on a recurring basis. The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these derivative instruments as Level 2 in accordance with the FASB Standard on fair value measurement.

On a recurring basis management measures the fair value of its interest rate swaps using the market approach based on projections of the one month LIBOR rate over the life of each swap. As of March 31, 2012, the fair value and carrying value of the Corporation’s interest rate swaps was nil due the timing of entering into the contracts. Additionally, financial instruments also consist of cash and cash equivalents, accounts receivable, and long-term debt.  The carrying value of these financial instruments approximates fair value. Additionally, the fair value of cash and cash equivalents and net accounts receivables and payables was estimated by management to approximate fair value due to the relatively short period of time to maturity for these instruments.

9. Segment Reporting

In connection with the Codman & Olsen acquisitions and the CEO’s implementation of a new reporting structure, the Corporation determined that they had two reportable segments as of December 31, 2011 under the provisions of ASC 820 as opposed to one as of January 1, 2011: OEM Solutions and Symmetry Surgical. OEM Solutions primarily designs, develops and manufactures implants and related surgical instruments and cases for orthopedic device companies and companies in other medical device markets such as arthroscopy, dental, laparoscopy, osteobiologic and endoscopy. OEM Solutions also manufactures specialized non-healthcare products, primarily in the aerospace industry. OEM Solutions manages its business in multiple operating segments. Because of the similar economic characteristics of these operations, including the nature of the products, comparable level of FDA regulations, and same or similar customers, those operations have been aggregated for segment reporting purposes. Symmetry Surgical is the Corporation’s hospital direct business which sells a broad range of reusable stainless steel and titanium surgical hand-held instruments and retractor systems, sterile disposable surgical products (vein strippers, SECTO dissectors, tonsil sponges and surgical marker pens), and sterilization containers. These products are typically used in the surgical specialties of spine, general/OB-GYN, microsurgery/neurosurgery, orthopedics, laparoscopy, cardiovascular, thoracic and general surgery in the hospital setting as well as surgery centers and in select physician offices. Symmetry Surgical was formed upon the acquisition of Codman.

The Corporation is a multi-national company with operations in the U. S., United Kingdom, France, Ireland, Malaysia and Germany. As a result, the Corporation's financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. Revenues are attributed to geographic locations based on the location to which we ship our products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Corporation’s 2011 10-K, except that the Corporation evaluates segment performance based on income from operations. Beginning January 1, 2012, the Corporation began allocating certain administrative corporate charges to the OEM Solutions and Symmetry Surgical reportable segments. Prior periods have been restated to reflect the allocation of these charges. Other Corporation charges, such as interest, income taxes and remaining unallocated administrative charges have not been allocated to the OEM Solutions or Symmetry Surgical reportable segments. The Corporation generally accounts for intersegment sales and transfers at cost plus a specified mark-up.

Reportable segment information is as follows:

	Three Months Ended March 31, 2012
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
Revenues
External revenues	$73,991	$26,694	-	$100,685	-	$100,685
Intersegment revenues	1,848	179	-	2,027	$(2,027)	-
Total revenues	75,839	26,873	-	102,712	(2,027)	100,685

Depreciation and amortization	4,766	1,600	$52	6,418	-	6,418

Operating income (loss)	3,336	5,473	(2,715)	6,094	(32)	6,062
Interest expense						5,144
Other						(398)
Income before income taxes						1,316

	Three Months Ended April 2, 2011
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
Revenues
External revenues	$86,832	$8,946	-	$95,778	-	$95,778
Intersegment revenues	2,361	12	-	2,373	$(2,373)	-
Total revenues	89,193	8,958	-	98,151	(2,373)	95,778

Depreciation and amortization	5,009	218	$50	5,277	-	5,277

Operating income (loss)	7,717	(228)	(4,261)	3,228	(105)	3,123
Interest expense						883
Other						200
Income before income taxes						2,040

Revenues to External Customers:

	Three Months Ended
	March 31,	April 2,
	2012	2011
	(unaudited)
United States	$73,337	$70,131
Ireland	5,583	6,761
United Kingdom	6,742	7,767
Other foreign countries	15,023	11,119

Total net revenues	$100,685	$95,778

Concentration of Credit Risk:

A substantial portion of the Corporation's net revenues is derived from a limited number of customers. Net revenue from customers of the Corporation which individually account for 10% or more of the Corporation's net revenue is as follows:

Three months ended March 31, 2012— One customer represented approximately 33.5% of revenue, however, excluding the Codman related transitional services agreement, this customer would represent 30.1%.

Three months ended April 2, 2011— Two customers represented approximately 34.3% and 10.4% of revenue, respectively.

Following is a summary of the composition by segment and product category of the Corporation's net revenues to external customers.

	Three Months Ended
	March 31,	April 2,
Sales by product	2012	2011
	(unaudited)
OEM Revenue
Instrument	$27,034	$32,147
Implant	24,810	27,227
Cases	15,850	21,308
Other	6,297	6,150
Total OEM Revenue	73,991	86,832

Total Symmetry Surgical Revenue	26,694	8,946

Total Revenue	$100,685	$95,778

10. Net Income (Loss) Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended
	March 31,	April 2,
	2012	2011
	(unaudited)
Earnings per share - Basic:
Net income	$830	$1,362

Weighted-average common shares outstanding - Basic	35,895	35,528

Earnings per share - Basic	$0.02	$0.04

Earnings per share - Diluted:
Net income	$830	$1,362

Weighted-average common shares outstanding - Basic	35,895	35,528
Effect of dilution	343	463
Weighted-average common shares outstanding - Diluted	36,238	35,991

Earnings per share - Diluted	$0.02	$0.04

As of March 31, 2012 and April 2, 2011, the diluted weighted average share calculations do not include performance based restricted stock awarded in 2012 totaling 396 shares and in 2011 totaling 266 shares, respectively, due to the  respective measurement period not being complete.

11. Accounts Receivable Factoring

In January 2012, the Corporation entered into an agreement with an unrelated third-party for the factoring of specific accounts receivable in the UK to reduce the amount of working capital required to fund such receivables. The factoring of accounts receivable under this agreement is accounted for as a sale in accordance with ASC 860, Transfers and Servicing, and accordingly, is accounted for as an off-balance sheet arrangement. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in selling, general and administrative expenses in the consolidated statement of operations in the period of the sale. Net funds received reduced accounts receivable outstanding while increasing cash. The Corporation has no significant retained interests, nor any continuing involvement or servicing liabilities related to the accounts receivable that have been sold. For the three months ended March 31, 2012, the Corporation had sold $2,027 of accounts receivable pursuant to this agreement, which represents the face amount of total outstanding receivables at the time the receivables are sold. Fees paid pursuant to this agreement were $12 for the three months ended March 31, 2012.

12. Commitments and Contingencies

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

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of cobalt chrome and titanium through July 2014.  Based on contractual pricing at March 31, 2012, the minimum purchase obligations total $21,982.  Purchases under cobalt chrome and titanium contracts total approximately $2,538 for the three month period ended March 31, 2012.  These purchases are not in excess of our forecasted requirements. Additionally, as of March 31, 2012, the Corporation has $3,621 of commitments to complete capital projects in progress.

13.    Facility Consolidation and Severance Costs

Results of operations include net pre-tax charges of $373 and $584 for the three months ended March 31, 2012 and April 2, 2011, respectively, associated with employee cost efficiency actions and employee severance costs. As of March 31, 2012 and December 31, 2011, severance accruals related to these cost reduction and efficiency actions totaled $336 and $605, respectively, and are included in other accrued expenses in the consolidated balance sheets. The reduction in the accrual since December 31, 2011 represents payments made during 2012. These costs are expected to be paid through June 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Symmetry Medical Inc. is a leading global source of medical device solutions, including surgical instruments, orthopedic implants, and sterilization cases and trays. We employ over 2,500 teammates around the world who are dedicated to being the trusted global source of innovative medical device solutions and surgical instruments for today’s needs and tomorrow’s growth.

In our OEM Solutions segment, we offer our original equipment manufacturer (OEM) customers implants, instruments and sterilization cases and trays. Symmetry Surgical, our growing hospital direct medical distribution business is complementary to core competencies, not competitive with our OEM customers, and our salespeople call on hospital personnel in the operating room, materials management and central sterile departments. Our goal is to offer best-in-class quality and regulatory systems as well as customer innovation through Total Solutions® collaborations.

During the first quarter 2012, Symmetry’s OEM Solutions business revenue decreased $12,841, or 14.8%, compared to the first quarter 2011. This decrease was primarily driven by decreased customer demand in cases and instruments resulting from fewer and smaller customer new launch volume. Additionally, foreign currency exchange rates negatively impacted revenue by $674 for all products. During the first quarter 2012, our combined five largest OEM customers decreased revenue by 17.8% compared to first quarter 2011, primarily driven by a reduction in their capital expenditures and by fewer and smaller customer new launch volume. Our overall OEM Solutions revenue in the first quarter 2012 increased by $709 from the fourth quarter 2011.

During the first quarter 2012, Symmetry Surgical revenue increased $17,748, or 198.4%, compared to the first quarter 2011. This increase was primarily driven by our acquisitions of Codman Surgical Instruments & Olsen Medical during 2011.

In August, 2011, we acquired the assets of PSC's Olsen Medical division for $11,000 in cash. Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories. Olsen Medical's products are primarily sold in the U. S. and internationally through distributors.

On December 29, 2011, we acquired the surgical instruments product portfolio from Codman & Shurtleff, Inc., a Johnson & Johnson Company for $165,687 in cash. Codman distributes surgical instruments and sterile disposable surgical products directly to hospitals. The addition of Olsen Medical and Codman allows us to offer an expanded array of medical instruments and related products, expand our intellectual property, trademarks, and regulatory approvals, and provides an instrument procurement center and personnel located in Tuttlingen, Germany. Codman's products are primarily sold in the U.S. and internationally through distributors.

The economy, high unemployment rates and lower than historical levels of surgical implant procedure growth continued to adversely impact customer demand. We continue to be optimistic about the long-term future as the larger OEMs are increasingly focused on improving their supply chains and plan to launch new products with large programs over the next three years.  We believe this will result in fewer suppliers who in turn will be expected to provide a wider range of services coupled with high quality and reduced overall costs.  We believe that we are well positioned to benefit from increased OEM outsourcing and the consolidation of suppliers. In Symmetry Surgical, we plan to continue to expand coverage and product portfolio to serve our hospital direct customers consistent with our strategic principles.

Our strategic plan is focused on four distinct but synergistic areas:

•	Being the trusted, industry leading orthopedic OEM supplier positioned to gain share in long-term growth segment
•	Diversifying our revenue base with our strategic, growing hospital direct medical device distribution business
•	Utilizing resources to pursue growth opportunities and acquisitions in appropriate Medical Device OEM adjacencies and add to hospital solutions portfolio
•	Developing a robust intellectual property portfolio with a dedicated R&D team to drive future growth through innovation.

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

First Quarter Results of Operations

Revenue.   Revenue for the three month period ended March 31, 2012 increased $4,907, or 5.1%, to $100,685 from $95,778 for the comparable 2011 period.  Revenue for each of our segments and principal product categories in these periods was as follows:

	Three Months Ended
	March 31,	April 2,	Dollar	Percent
Sales by product	2012	2011	Change	Change
	(unaudited)
OEM Revenue
Instrument	$27,034	$32,147	$(5,113)	-15.9%
Implant	24,810	27,227	(2,417)	-8.9%
Cases	15,850	21,308	(5,458)	-25.6%
Other	6,297	6,150	147	2.4%
Total OEM Revenue	73,991	86,832	(12,841)	-14.8%

Total Symmetry Surgical Revenue	26,694	8,946	17,748	198.4%

Total Revenue	$100,685	$95,778	$4,907	5.1%

The $12,841 decrease in OEM Solutions revenue resulted from decreased customer demand within our instruments, implants and cases product lines, in addition to unfavorable foreign currency exchange rate fluctuations of $674.  These reductions were partially offset by increased demand in our other product line. Overall, we experienced reduced revenues of 17.6% from our five largest OEM customers which drove the decrease in revenue.  OEM Solutions Instrument revenue decreased $5,113. This decrease was driven primarily by lower revenue from our top five largest OEM customers of $5,455 related to fewer and smaller customer launches.  OEM Solutions Implant revenue decreased $2,417, driven by decreased revenue from our top five largest OEM customers as well as unfavorable foreign currency exchange rate fluctuations of $295. Case revenue decreased $5,458 due primarily to lower revenue from our top five largest OEM customers related primarily to fewer and smaller customer launches.  OEM Solution Other product revenue increased $147 offset by unfavorable foreign currency exchange rate fluctuations of $98.

The $17,748 increase in Symmetry Surgical revenue in for the first quarter 2012 as compared to 2011 was primarily the result of the acquisition of Codman in December 2011 and Olsen in August 2011which added $16,054 of revenue in 2012 compared to the same period 2011. Excluding the contributions of the acquired businesses, revenue increased $1,694 due to broader product offerings and a large stocking order as compared to the prior year period.

Gross Profit.  Gross profit for the three month period ended March 31, 2012 increased $5,821, or 30.1%, to $25,144 from $19,323 for the comparable 2011 period. Gross margin as a percentage of revenue increased 4.8%, to 25.0% for the first quarter 2012 from 20.2% for the comparable 2011 period.

	Gross	As a %
	Profit	of Revenue
	(unaudited)

2011 period reported gross profit	$19,323	20.2%
Change in organic sales	(2,113)	0.0%
Impact of acquisitions	10,129	7.2%
Foreign currency impact	(125)	-0.1%
Manufacturing costs and other	(2,070)	-2.3%
2012 period reported gross profit	$25,144	25.0%

Gross profit was favorably impacted by $10,129 due to the acquisitions of Olsen Medical and Codman within our Symmetry Surgical segment. As these businesses were acquired subsequent to April 2, 2011, they did not contribute to gross profit in the prior year period. Excluding the impact of newly acquired businesses, revenue declined by $10,473 which adversely impacted gross profit by approximately $2,113. Further, the adverse impacts to gross profit from manufacturing costs relate primarily to incremental costs incurred to solidify our customer service levels and decreased leveraging of labor and overhead costs due to lower sales volumes.

Selling, General and Administrative Expenses.  For the three month period ended March 31, 2012, selling, general and administrative expenses (“SG&A”) increased $3,093 or 19.8%, to $18,709 from $15,616 in the comparable period in 2011. Significant items which impacted selling, general and administrative expenses included:

		As a %
	SG&A	of Revenue
	(unaudited)

2011 period reported SG&A	$15,616	16.3%
Impact of acquisitions	2,514
Change in amortization of intangible assets	1,318
Management transition expenses	(2,104)
Change in stock compensation	585
Foreign currency impact	(66)
Other	846
2012 period reported SG&A	$18,709	18.6%

The impact of acquisitions reflects higher costs from the acquisitions of Olsen Medical and Codman primarily related to employee compensation in our Symmetry Surgical segment. Additionally, intangible assets were acquired with both Olsen Medical and Codman which resulted in an increase of amortization expense. Management transition expenses, which primarily consist of stock and incentive compensation, of $2,169 were incurred in the 2011 period related to the appointment of our new CEO with minimal comparable expenses incurred in 2012.

Facility Consolidation and Severance Costs.  Results of Operations include pre-tax charges of $373 and $584 for the three months ended March 31, 2012 and April 2, 2011, respectively, associated with employee cost efficiency actions and employee severance costs.   As of March 31, 2012, severance accruals related to these cost reduction and efficiency actions totaled $336 and were included in other accrued liabilities in the consolidated balance sheets.

Operating Income (loss).

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
		As a %		As a %		As a %		As a %
	Dollars	of Revenue	Dollars	of Revenue	Dollars	of Revenue	Dollars	of Revenue
	(unaudited)

2011 period reported operating income (loss)	$7,717	8.7%	$(228)	-2.5%	$(4,366)	-4.6%	$3,123	3.3%
Impact of gross profit and SG&A	(4,684)	-4.7%	5,701	22.9%	2,133	2.1%	3,150	3.0%
Facility closure and severance costs	303	0.4%	-	0.0%	(514)	-0.5%	(211)	-0.2%
2012 period reported operating income (loss)	$3,336	4.4%	$5,473	20.4%	$(2,747)	-2.7%	$6,062	6.0%

On a consolidated basis, operating income (loss) increased $2,939, or 94.1% for the three month period ended March 31, 2012 as compared to the 2011 period due to a decline in unallocated costs of $1,619 as well as an increase in Symmetry Surgical operating income of $5,701 partially offset by a decline in OEM Solutions operating income of $4,381. The decline in the Unallocated operating loss is primarily related to the reduction in management transition expenses of $2,104 that were incurred in the 2011 period related to the appointment of our new CEO which did not repeat in 2012. Symmetry Surgical operating income increased by $5,701 and was 20.4% of segment revenue in the 2012 period as compared to a loss in 2011 primarily due to the acquisitions of Olsen Medical and Codman discussed previously. OEM Solutions operating income declined by $4,381 and was 4.4% of segment revenue in the 2012 period as compared to 8.7% in the prior year period due to declines in revenue and gross profit as well as the impacts of facility closure and severance costs discussed previously.

Other (Income) Expense.  Interest expense for the three month period ended March 31, 2012 increased $4,261, or 482.6%, to $5,144 from $883 for the comparable period in 2011. This increase is attributable to the increase in interest expense due to the increase in debt of $169,936 as compared to first quarter 2011, as well as an increase in our applicable margin applied to variable rate debt by 150 basis points due to our increased leverage ratio associated with our 2011 acquisitions of Olsen Medical and Codman. Other income for the three month period ended March 31, 2012 and April 2, 2011 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Provision for Income Taxes. Our effective tax rate was 36.9% for the three month period ended March 31, 2012 as compared to 33.2% for the three month period ended April 2, 2011. Provision for income taxes decreased by $192, or 28.3%, to $486 for the three month period ended March 31, 2012 from $678 for the comparable 2011 period primarily due to a $724 decrease in pre-tax income.   Our effective tax rate in 2012 differed from the U.S. Federal statutory rate of 35% primarily due to the unfavorable impact of state taxes, partially offset by the favorable impact of qualified production activities and the favorable impact of foreign jurisdictions where the statutory tax rate is lower than the Federal statutory rate. Our effective tax rate increased from 33.2% in the 2011 period as compared to 36.9% in 2012 due primarily to increased pre-tax income in the United States principally related to the acquisitions of Olsen Medical and Codman and the expiration of Federal research and development tax credits which favorably impacted the 2011 rate.

 Liquidity and Capital Resources

Liquidity

Our principal sources of liquidity in the three month period ended March 31, 2012 were cash generated from operations.  Principal uses of cash in the three month period ended March 31, 2012 included capital expenditures and debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions.

We believe our cash resources will permit us to stay committed to our strategic plan of increasing our share in the orthopedic market and expanding into other medical device segments and growing the business.

Operating Activities.  Operating activities generated cash of $19,553 in the three month period ended March 31, 2012 compared to $8,525 for the three month period ended April 2, 2011, an increase of $11,028.  The increase in cash from operations is primarily a result of a reduction in working capital.  Net cash provided by working capital for the three month period ended March 31, 2012 was $9,810 higher than the comparable 2011 period. Aggregate adjustments for non-cash items positively impacted operating cash flows by $1,750 primarily due to an increase in the amortization of intangible assets of $1,318 and fluctuations in foreign currency of $733 offset by reductions in stock-based compensation of $654

Investing Activities.  Capital expenditures of $4,291 were $270 higher in the three month period ended March 31, 2012 compared to the three month period ended April 2, 2011.

Financing Activities.  Financing activities used $11,749 of cash in the three month period ended March 31, 2012 compared to $2,569 in the three month period ended April 2, 2011, due primarily to payments on our revolving credit agreement and bank term loans and capital leases.

Capital Expenditures

Capital expenditures totaled $4,291 for the three months ended March 31, 2012, compared to $4,021 for the three month period ended April 2, 2011. Expenditures were primarily for continued expansion and capability enhancement efforts in our Malaysia facility, increased automation and replacement of existing equipment. We expect to continue to enhance our automation as well as software costs associated with our Symmetry Surgical Epicor system implementation during 2012.

Debt and Credit Facilities

As of March 31, 2012, we had an aggregate of $262,799 of outstanding indebtedness, which consisted of $138,800 of borrowings on our Bank Revolver; $50,000 of a Bank Term Loan; $65,000 of Term Notes; $6,721 of borrowings under our Malaysia short-term credit facility; and $2,278 of capital lease obligations. We had two outstanding letters of credit as of March 31, 2012 in the amounts of $8,000 and $207.

Our Amended Credit Agreement and Term Notes contain various financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA and minimum fixed charges ratio of EBITDA and a $30,000 letter of credit sublimit. As of March 31, 2012, the most restrictive covenants per the Corporation’s lending arrangements included the debt to EBITDA covenant ratio to be less than 4.75:1, and our ratio was approximately 4.3:1. The minimum interest coverage ratio requires us to be greater than 1.15:1, and our ratio at March 31, 2012 was approximately 1.7:1.

We intend to closely monitor our compliance with all of our debt covenants. We intend to closely monitor our revenues, cost of revenues and selling, general and administrative expenses to manage our ability to meet our debt covenant requirements. If we are unable to maintain compliance under our debt covenants, we could ultimately go into default under the terms of our various debt agreements.

We believe that cash flow from operating activities and borrowings on our Bank Revolver will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of March 31, 2012.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(unaudited)
Long-term debt obligations
Bank revolver(1)	$138,800		$138,800
Bank term loan and term notes(2)	178,682	$17,013	65,320	$96,349
Capital lease obligations	4,157	750	2,740	667
Operating lease obligations	6,263	1,945	3,749	493	$76
Purchase obligations (3)	25,603	11,494	14,109

Total	$353,505	$31,202	$224,718	$97,509	$76

(1)	Represents principal maturities only and, therefore, excludes the effects of interest which is due quarterly based on outstanding borrowings. There are no scheduled principal payments for our Bank Revolver prior to maturity. Borrowings under the Bank Revolver bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender's prime rate plus an applicable margin, as defined in the Amended Credit Agreement. The applicable margin for borrowings under the Amended Credit Agreement ranges from 0.75% to 2.75% for base rate borrowings and 1.75% to 3.75% for LIBOR borrowings, subject to adjustment based on the average availability under the Bank Revolver.
(2)	Represents principal maturities and the effects of interest. The Bank Term Loan interest has been calculated using the March 31, 2011 rate of 4.0%. The Term Notes include interest at the fixed rate of 14%.
(3)	For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities, fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within a short time. We enter into blank orders with vendors that have preferred pricing terms; however, these orders are normally cancelable by us without penalty. Amounts predominantly represent purchase agreements to buy minimum quantities of plastic, cobalt chrome and titanium through July 2014.

This table does not include liabilities for unrecognized tax benefits of $6,201 as reasonable estimates could not be made regarding the timing of future cash outflows associated with those liabilities.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the Amended Credit Agreement. We had two letters of credit outstanding as of March 31, 2012 in the amounts of $8,000 and $207.

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

We incurred minimal capital expenditures for environmental, health and safety in the three month periods ended March 31, 2012 and April 2, 2011

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 31, 2011, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the three months ended March 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our exposure to these risks, at the end of the first quarter covered by this report, has not changed materially since December 31, 2011.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b)   Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that, during the fiscal quarter of this report, we were still in the process of integrating the Codman and Olsen Medical operations. See Note 2 to the condensed consolidated financial statements included in Item 1 for a discussion of the Codman and Olsen Medical acquisitions.

(c)   Other Matters

The Corporation is in the process of integrating its multiple Symmetry Surgical operations into its existing Enterprise Resource Planning (ERP) platform.  An ERP system is a fully-integrated set of programs and databases that incorporate order processing, planning and scheduling, purchasing, accounts receivable and inventory management and accounting.  In connection with this ERP consolidation, the Corporation will update its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.  The Corporation does not believe that this ERP system consolidation will have an adverse effect on the Corporation’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

SEC Inquiry

Following the discovery of the accounting irregularities at our Sheffield, UK operating unit, the Audit Committee self-reported the matter to the staff of the SEC in October 2007. Thereafter, the SEC commenced an informal inquiry regarding this matter.

We fully cooperated with the SEC in its investigation and reached a settlement in February 2012 in which we consented to an administrative cease-and-desist order to comply with relevant provisions of the securities laws. There was no fraud charge against the Corporation, nor was any civil penalty or other financial obligation imposed on the Corporation as a result of this settlement. We believe this concludes the SEC's investigation into the accounting irregularities at the Sheffield, UK operating unit. In the future, the completed investigation and corresponding results may adversely affect our ability to obtain, and/or increase the cost of obtaining, directors' and officers' liability insurance and/or other types of insurance, which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is provided pursuant to Item 703 of Regulation S-K:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (0r Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2012(1)	7,295	$7.67	-	-
February 2012(2)	10,598	$8.02	-	-

(1) The shares repurchased represent shares of our common stock that employees elected to surrender to the Corporation to satisfy their tax withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

(2) On February 14, 2012, shares were surrendered to the Company by Mr. Hite in connection with the January 30, 2012 settlement with the SEC which is more fully described in Item 1 above. The price noted for the shares represents the closing price on the date of surrender and the value attributed to the shares upon surrender. Mr. Hite did not receive any cash for the shares, but the value of the shares was applied to the $185,000 Mr. Hite returned to the Company pursuant to the settlement.

ITEM 6. EXHIBITS

10.70	Amended and Restated 2004 Equity Incentive Plan, including Amendments through April 27, 2012.*†

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document~

101.SCH	XBRL Taxonomy Extension Schema Document~

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document~

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document~

101.LAB	XBRL Taxonomy Extension Label Linkbase Document~

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document~

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

May 7, 2012

