Form 10-Q
period 2012-06-30
Symmetry Medical Inc.
filed 2012-08-03
CIK 1292055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

☐ Yes ☑  No

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2012 was 36,624,682 shares.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$9,563	$18,931
Accounts receivable, net	55,914	51,835
Inventories	75,957	84,678
Refundable income taxes	2,656	5,090
Deferred income taxes	9,604	7,535
Derivative valuation asset	63	-
Other current assets	4,693	4,863

Total current assets	158,450	172,932
Property and equipment, net	101,397	103,363
Goodwill	228,491	229,112
Intangible assets, net of accumulated amortization	120,288	124,276
Other assets	8,643	9,182

Total Assets	$617,269	$638,865

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$30,232	$23,343
Accrued wages and benefits	10,083	7,637
Other accrued expenses	8,672	5,825
Accrued income taxes	137	522
Derivative valuation liability	383	-
Deferred income taxes	-	39
Revolving line of credit	788	6,567
Current portion of capital lease obligations	507	483
Current portion of long-term debt	11,111	5,904

Total current liabilities	61,913	50,320
Accrued income taxes	6,930	6,844
Deferred income taxes	18,910	18,459
Derivative valuation liability	3,123	-
Other liabilities	630	619
Capital lease obligations, less current portion	1,648	1,907
Long-term debt, less current portion	221,381	259,317

Total Liabilities	314,535	337,466

Commitments and contingencies

Shareholders' Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued June 30, 2012--36,624; December 31, 2011--36,426	4	4
Additional paid-in capital	284,662	283,071
Retained earnings	19,606	17,140
Accumulated other comprehensive income (loss)	(1,538)	1,184

Total Shareholders' Equity	302,734	301,399

Total Liabilities and Shareholders' Equity	$617,269	$638,865

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except per Share Data; Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Revenue	$102,335	$94,721	$203,020	$190,499
Cost of revenue	75,564	72,493	151,105	148,948
Gross profit	26,771	22,228	51,915	41,551
Selling, general and administrative expenses	18,358	13,014	37,067	28,630
Facility closure and severance costs	299	1,689	672	2,273
Operating Income	8,114	7,525	14,176	10,648

Other (income) expense:
Interest expense	5,024	907	10,168	1,790
Derivatives valuation gain	(63)	-	(63)	-
Other	(56)	551	(454)	751
Income before income taxes	3,209	6,067	4,525	8,107
Income tax expense	1,573	1,892	2,059	2,570
Net income	$1,636	$4,175	$2,466	$5,537

Net income per share:
Basic	$0.05	$0.12	$0.07	$0.15
Diluted	$0.05	$0.12	$0.07	$0.15

Weighted average common shares and equivalent shares outstanding:
Basic	35,913	35,540	35,904	35,507
Diluted	36,331	35,990	36,284	35,963

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands; Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Net income	$1,636	$4,175	$2,466	$5,537
Other comprehensive income (loss)
Foreign currency translation adjustments	(3,568)	2,088	(569)	5,076
Derivatives valuation loss, net of taxes	(2,153)	-	(2,153)	-

Comprehensive income (loss)	$(4,085)	$6,263	$(256)	$10,613

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In Thousands; Unaudited)

	Six Months Ended
	June 30,	July 2,
	2012	2011

Operating activities
Net income	$2,466	$5,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,702	9,228
Amortization of intangible assets	4,020	1,416
Amortization of debt issuance costs	834	166
Interest paid in kind	666	-
Net (gain) loss on sale of assets	(38)	55
Deferred income tax provision	(219)	(401)
Stock-based compensation	1,949	1,641
Derivative valuation gain	(63)	-
Foreign currency transaction gain	(99)	(448)
Change in operating assets and liabilities:
Accounts receivable	(4,113)	(3,134)
Other assets	(136)	(2,311)
Inventories	9,035	(6,985)
Current income taxes	2,054	(873)
Accounts payable	6,737	257
Accrued expenses and other	4,851	5,741

Net cash provided by operating activities	36,646	9,889

Investing activities
Purchases of property and equipment	(6,791)	(7,203)
Proceeds from the sale of property and equipment	139	72

Net cash used in investing activities	(6,652)	(7,131)

Financing activities
Proceeds from Bank Revolver	10,855	16,115
Payments on Bank Revolver	(43,571)	(20,281)
Proceeds from (payments on) short term borrowings, net	(5,747)	2,473
Payments on bank term loans and capital lease obligations	(590)	(951)
Proceeds from the issuance of common stock, net	(359)	79

Net cash used in financing activities	(39,412)	(2,565)
Effect of exchange rate changes on cash	50	1,133

Net increase (decrease) in cash and cash equivalents	(9,368)	1,326
Cash and cash equivalents at beginning of period	18,931	15,067

Cash and cash equivalents at end of period	$9,563	$16,393

Supplemental disclosures:
Cash paid for interest	$7,895	$1,616

Cash paid for income taxes	$189	$3,779

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Data; Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Symmetry Medical Inc. and its wholly-owned subsidiaries (collectively referred to as the Corporation), which operates in two reportable segments: (1) Original Equipment Manufacturer (“OEM”) Solutions and (2) Symmetry Surgical.  The Corporation is a global supplier of integrated products consisting primarily of surgical instruments, implants and cases to orthopedic and other medical device companies. OEM Solutions primarily designs, develops and manufactures surgical instruments, implants and cases for orthopedic device markets. Symmetry Surgical is the Corporation’s hospital direct business which sells a broad range of reusable stainless steel and titanium surgical hand-held instruments and retractor systems, sterile disposable surgical products, and sterilization containers.

The condensed consolidated financial statements of the Corporation have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments of a normal recurring nature considered necessary to present fairly the consolidated financial position of the Corporation, its results of operations and cash flows. The Corporation’s results are subject to seasonal fluctuations. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements included herein should be read in conjunction with the fiscal year 2011 consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for fiscal year 2011.

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

On August 15, 2011, the Corporation acquired substantially all of the assets of PSC’s Olsen Medical division (Olsen Medical) for $11,000 in cash. Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories. Olsen Medical’s products are primarily sold directly to hospitals in the U.S. and internationally through distributors.

The aggregate purchase price of $11,000 was allocated to the opening balance sheet as follows:

Current assets	$3,001
PP&E	1,003
Acquired customers (amortized over 15 years)	3,040
In process R&D	610
Trademarks (indefinite-lived)	1,190
Goodwill	2,912
Current liabilities	(756)

Purchase price, net	$11,000

On December 29, 2011, the Corporation acquired the surgical instruments business of Codman & Shurtleff, Inc., a Johnson & Johnson Company, for $165,687 in cash. Codman surgical instruments includes, but are not limited to, reusable stainless steel and titanium surgical hand-held instruments and retractor systems and sterile disposable surgical products.

The aggregate purchase price of $165,687 was preliminarily allocated to the opening balance sheet as follows:

Current assets	$10,368
PP&E	114
Acquired customers (amortized over 20 years)	80,840
Trademarks (indefinite-lived)	3,380
Goodwill	71,773
Current liabilities	(169)
Long term liabilities	(619)

Purchase price, net	$165,687

The purchase price allocation for the acquisition of the Codman surgical instruments business is preliminary and therefore subject to adjustment.

Unaudited Proforma Results. The following table represents the unaudited proforma results of the Corporation's operations had the acquisitions of Codman surgical instruments business and Olsen Medical been completed as of the beginning of the periods presented:

	Three Months Ended	Six Months Ended
	July 2,	July 2,
	2011	2011
	(unaudited)
Revenue	$113,033	$227,122
Net income	5,828	8,785
Earnings per share—basic	$0.16	$0.25
Earnings per share—diluted	$0.16	$0.24

3. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)
Raw material and supplies	$15,004	$17,870
Work-in-process	24,570	30,083
Finished goods	36,383	36,725

	$75,957	$84,678

4. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	June 30,	December 31,
	2012	2011
	(unaudited)
Land	$6,429	$6,399
Buildings and improvements (20 to 40 years)	42,317	41,994
Machinery and equipment (5 to 15 years)	151,645	151,376
Office equipment (3 to 5 years)	17,987	17,042
Construction-in-progress	9,627	5,755

	228,005	222,566
Less accumulated depreciation	(126,608)	(119,203)

	$101,397	$103,363

5. Debt Arrangements

On December 11, 2011, the Corporation amended its Credit Agreement (Amended Credit Agreement) to add a $50,000 bank term loan (Bank Term Loan) and an option to borrow an additional $50,000 in the form of an increase to the revolving line of credit or additional bank term loans, subject to approval by a majority of the lenders. Thus, the Amended Credit Agreement currently provides for a $200,000 revolving line of credit (Bank Revolver) and $50,000 of a Bank Term Loan.

Borrowings under the Amended Credit Agreement bear interest at a floating rate, which is either a base rate, or at our option, London Interbank Offered Rate ("LIBOR"), plus an applicable margin. The Corporation had two outstanding letters of credit as of June 30, 2012 in the amounts of $2,000 and $207. The Bank Revolver requires no scheduled payments of principal until maturity in November 2015. The Bank Term Loan has quarterly scheduled principal payments of $2,778 beginning September 2012 through maturity in December 2016.

The Amended Credit Agreement contains various financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA (as defined in the Amended Credit Agreement) and minimum fixed charges ratio of EBITDA. The Amended Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, payment of dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The Amended Credit Agreement is secured by substantially all of the Corporation’s U.S. subsidiary assets and also contains customary events of default. The Corporation was in compliance with all of its covenants as of June 30, 2012.

On December 29, 2011, the Corporation issued $65,000 of senior subordinated term notes (Term Notes) that mature on December 29, 2017. Amounts outstanding under the Term Notes bear interest at an annual rate of 14%.  Interest is payable in cash, provided that we may elect to pay up to 2% of the interest rate in kind by adding that amount to the outstanding principal balance with compounding interest to accrue.  The Corporation may elect to repay the outstanding principal amount at any time, provided that, (i) with respect to any prepayment made on or prior to December 29, 2013, the Corporation pays a Make-Whole Premium (as defined in the agreement), (ii) with respect to any prepayment made after December 29, 2013 but on or prior to December 29, 2014, the Corporation pays a prepayment premium of 4% of the amount prepaid, and (iii) with respect to any prepayment made after December 29, 2014 but on or prior to December 29, 2015, the Corporation pays a prepayment premium of 2% of the amount prepaid.  The Corporation is also required to prepay amounts outstanding under the agreement using the Net Cash Proceeds (as defined in the Term Notes agreement) of certain asset sales and issuances of debt or equity made by the Corporation during the term of the Term Notes, in each case to the extent such Net Cash Proceeds are not used to repay the Corporation's senior indebtedness.  The Corporation is also required to make an offer (a "Change in Control Offer") to prepay all of the amounts outstanding under the Term Notes at a price in cash equal to 101% of the outstanding principal amount thereunder in the event of a Change of Control (as defined in the Term Notes agreement).  Each lender under the agreement may decline the Corporation's Change in Control offer or elect to accept the Change in Control Offer in whole or in part.  All principal and accrued interest under the Term Notes must be repaid on December 29, 2017.

The Term Notes include customary representations, warranties and covenants made for the benefit of the parties to the agreement.  The covenants include, but are not limited to, requirements to provide financial information and notice of other events to the lenders, as well as restrictions on the incurrence of indebtedness, the creation or existence of liens, sales of assets, transactions with affiliates and other matters.  The Term Notes also include financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA (as defined in the Term Notes Agreement) and minimum fixed charges ratio of EBITDA. The agreement includes customary events of default, including but not limited to, failure to pay any principal, interest, fees or other amounts when due, default under any covenant or any agreement in any loan document (subject to cure periods in some cases), cross-default with other debt agreements and certain bankruptcy and insolvency events.  While not secured by the Corporation’s assets, repayment of amounts outstanding under the Term Notes is guaranteed by all of Symmetry’s U.S. subsidiaries. The Corporation was in compliance with all of its covenants as of June 30, 2012.

In April 2012, our Penang, Malaysia unit renewed its existing short-term revolving line of credit of $8,000 which is renewable on an annual basis.  During June 2012, this agreement was amended to reduce the available limit to $2,000. The facility requires interest only monthly payments at LIBOR, plus an applicable margin per year and the total outstanding amount is due upon maturity in April 2013.  As of June 30, 2012, $788 was outstanding on the facility.  Outstanding amounts on this Malaysian facility are secured by a standby letter of credit issued on the Corporation’s U.S. Amended Credit Agreement in the amount of $2,000.

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

7. Derivatives

The Corporation utilizes derivative instruments to minimize the volatility of cash flows and statement of operations impacts associated with interest rate payments on its variable rate debt and the impact of fluctuations in foreign currency. The Corporation recognizes all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheets. The Corporation utilizes third party valuations to assist in the determination of the fair value of these derivatives. The Corporation considered its derivative instrument valuations to be Level 2 fair value measurements.

To the extent a derivative instrument is designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative is deferred in accumulated other comprehensive income (loss), a component of shareholders' equity in the consolidated balance sheets, until the underlying transaction hedged is recognized in the consolidated statements of operations. The Corporation accounts for certain derivatives hedging the payment of interest as cash flow hedges and the impact of the hedge is reclassified to interest expense in the consolidated statements of operations upon payment of interest.

The Corporation's profitability and cash flows are affected by changes in interest rates, specifically LIBOR. The primary purpose of the Corporation's interest rate risk management activities is to hedge its exposure to changes in interest rates. The Corporation’s Amended Credit Agreement requires that the interest be hedged on at least 50% of the current and projected borrowings under the Amended Credit Agreement for a period of at least 3 years beginning no later than March 29, 2012. In March 2012, the Corporation entered into two forward swap contracts to manage interest rate risk related to its Bank Term Loan and a portion of its Bank Revolver. The notional amount on the Bank Term Loan swap contract is $25,000 that amortizes in line with scheduled principal payments through maturity in December 2016 and has a fixed per annum interest rate of 0.44% in 2012 that incrementally increases to 2.22% by 2016. The notional amount on the Bank Revolver swap contract is $70,000 that amortizes in line with expected reductions in the related debt instrument through December 2022 and has a fixed per annum interest rate of 0.44% in 2012 that incrementally increase to 3.81% by 2022. These swap contracts, which had a fair value of $3,506 as of June 30, 2012, were designated as cash flow hedges of the future payments of variable rate interest with one-month LIBOR. For the three and six months ended June 30, 2012, there were losses of $3,506 attributable to these cash flow hedges included in other comprehensive income, of which approximately $383 will be reclassified into earnings in the next twelve months.

In June 2012, the Corporation entered into forward swap contracts to mitigate the impact of fluctuations in foreign currency on the statement of operations. As of June 30, 2012, the Corporation had a contract for the sale of 3,900 Euros which settle in equal amounts over the next twelve months beginning July 2012. These swap contracts, which had an aggregate value of $63 at June 30, 2012, were not designated as cash flow hedges and therefore the change in the fair value is immediately recorded in derivatives valuation gain in the unaudited condensed consolidated statements of operations.

8. Fair Value of Financial Instruments

As of June 30, 2012, the Corporation held certain assets that are required to be measured at fair value on a recurring basis. These included the Corporation’s derivative instruments in the form of interest rate swaps and foreign currency forward contracts.

The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these derivative instruments as Level 2 in accordance with the FASB Standard on fair value measurement.

On a recurring basis management measures the fair value of its interest rate swaps using the market approach based on projections of the one month LIBOR rate over the life of each swap. Also on a recurring basis, management measures the fair value of its foreign currency forward contracts using the market approach based on the projections of the Euro rate over the life of each forward contract. The fair value and carrying value of the Corporation’s assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2012				December 31, 2011
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets
Cash and cash equivalents	$-	$9,563	$-	$9,563	$-	$18,931	$-	$18,931
Foreign currency forwards		63		63		-		-
Total assets	$-	$9,626	$-	$9,626	$-	$18,931	$-	$18,931

Liabilities
Interest rate swaps	$-	$(3,506)	$-	$(3,506)	$-	$-	$-	$-
Total liabilities	$-	$(3,506)	$-	$(3,506)	$-	$-	$-	$-

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. Refer to Note 2 for the fair values of assets acquired and liabilities assumed in connection with the Olsen Medical and Codman surgical instrumentation business acquisitions.

The Corporation reviews for goodwill impairment annually on October 1 and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets would generally be classified within Level 3, in the event that the Corporation were required to measure and record such assets at fair value within its unaudited condensed consolidated financial statements.

The Corporation periodically evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets and property plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its unaudited condensed consolidated financial statements.

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

9. Segment Reporting

In connection with the Codman surgical instrumentation business & the Olsen Medical acquisitions and the CEO’s implementation of a new reporting structure, the Corporation determined that they had two reportable segments as of December 31, 2011 under the provisions of ASC 820 as opposed to one as of January 1, 2011: OEM Solutions and Symmetry Surgical. OEM Solutions primarily designs, develops and manufactures surgical instruments, implants and cases for orthopedic device companies and companies in other medical device markets such as arthroscopy, dental, laparoscopy, osteobiologic and endoscopy. OEM Solutions also manufactures specialized non-healthcare products, primarily in the aerospace industry. OEM Solutions manages its business in multiple operating segments. Because of the similar economic characteristics of these operations, including the nature of the products, comparable level of FDA regulations, and same or similar customers, those operations have been aggregated for segment reporting purposes. Symmetry Surgical is the Corporation’s hospital direct business which sells a broad range of reusable stainless steel and titanium surgical hand-held instruments and retractor systems, sterile disposable surgical products (vein strippers, SECTO dissectors, tonsil sponges and surgical marker pens), and sterilization containers. These products are typically used in the surgical specialties of spine, general/OB-GYN, microsurgery/neurosurgery, orthopedics, laparoscopy, cardiovascular, thoracic and general surgery in the hospital setting, as well as surgery centers and in select physician offices. Symmetry Surgical was formed upon the acquisition of the surgical instrumentation business of Codman.

The Corporation is a multi-national company with operations in the U.S., United Kingdom, France, Ireland, Malaysia and Germany. As a result, the Corporation's financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. Revenues are attributed to geographic locations based on the location to which we ship our products.

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

Reportable segment information is as follows:

	Three Months Ended June 30, 2012
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$75,055	$27,280	-	$102,335	-	$102,335
Intersegment revenues	2,304	38	-	2,342	$(2,342)	-
Total revenues	77,359	27,318	-	104,677	(2,342)	102,335

Depreciation and amortization	4,640	1,609	$55	6,304	-	6,304

Operating income (loss)	5,317	5,314	(2,636)	7,995	119	8,114
Interest expense						5,024
Derivatives valuation gain						(63)
Other						(56)
Income before income taxes						3,209

	Three Months Ended July 2, 2011
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$85,895	$8,826	-	$94,721		$94,721
Intersegment revenues	1,664	67	-	1,731	$(1,731)	-
Total revenues	87,559	8,893	-	96,452	(1,731)	94,721

Depreciation and amortization	5,103	213	$51	5,367		5,367

Operating income (loss)	9,637	174	(2,381)	7,430	95	7,525
Interest expense						907
Other						551
Income before income taxes						6,067

	Six Months Ended June 30, 2012
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$149,046	$53,974	-	$203,020	-	$203,020
Intersegment revenues	4,151	218	-	4,369	$(4,369)	-
Total revenues	153,197	54,192	-	207,389	(4,369)	203,020

Depreciation and amortization	9,406	3,209	$107	12,722	-	12,722

Operating income (loss)	8,653	10,788	(5,351)	14,090	86	14,176
Interest expense						10,168
Derivatives valuation gain						(63)
Other						(454)
Income before income taxes						4,525

	Six Months Ended July 2, 2011
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$172,726	$17,773	-	$190,499		$190,499
Intersegment revenues	4,026	79	-	4,105	$(4,105)	-
Total revenues	176,752	17,852	-	194,604	(4,105)	190,499

Depreciation and amortization	10,111	432	$101	10,644		10,644

Operating income (loss)	17,354	(54)	(6,642)	10,658	(10)	10,648
Interest expense						1,790
Other						751
Income before income taxes						8,107

Revenues to External Customers:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
United States	$76,313	$67,621	$149,650	$137,751
Ireland	5,440	5,848	11,023	12,610
United Kingdom	7,711	7,793	14,453	15,560
Other foreign countries	12,871	13,459	27,894	24,578

Total revenues	$102,335	$94,721	$203,020	$190,499

Concentration of Credit Risk:

A substantial portion of the Corporation's revenues is derived from a limited number of customers. Revenue from customers of the Corporation which individually account for 10% or more of the Corporation's revenue is as follows:

Three months ended June 30, 2012— One customer represented approximately 31.8% of revenue, however, excluding the Codman related transitional services agreement, this customer would represent 28.6%.

Six months ended June 30, 2012— One customer represented approximately 32.7% of revenue, however, excluding the Codman related transitional services agreement, this customer would represent 29.4%.

Three months ended July 2, 2011— Two customers represented approximately 31.4% and 11.3% of revenue, respectively.

Six months ended July 2, 2011— Two customers represented approximately 32.8% and 10.4% of revenue, respectively.

Following is a summary of the composition by segment and product category of the Corporation's revenues to external customers.

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
Sales by product	2012	2011	2012	2011
	(unaudited)		(unaudited)
OEM Solutions Revenue
Instrument	$28,530	$30,984	$55,564	$63,130
Implant	25,057	26,474	49,867	53,701
Cases	14,510	22,791	30,360	44,099
Other	6,958	5,646	13,255	11,796
Total OEM Solutions Revenue	75,055	85,895	149,046	172,726

Total Symmetry Surgical Revenue	27,280	8,826	53,974	17,773

Total Revenue	$102,335	$94,721	$203,020	$190,499

10. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Earnings per share - Basic:
Net income	$1,636	$4,175	$2,466	$5,537

Weighted-average common shares outstanding - Basic	35,913	35,540	35,904	35,507

Earnings per share - Basic	$0.05	$0.12	$0.07	$0.15

Earnings per share - Diluted:
Net income	$1,636	$4,175	$2,466	$5,537

Weighted-average common shares outstanding - Basic	35,913	35,540	35,904	35,507
Effect of dilution	418	450	380	456
Weighted-average common shares outstanding - Diluted	36,331	35,990	36,284	35,963

Earnings per share - Diluted	$0.05	$0.12	$0.07	$0.15

As of June 30, 2012 and July 2, 2011, the diluted weighted-average share calculations do not include performance based restricted stock awarded in 2012 totaling 410 shares and in 2011 totaling 256 shares, respectively, due to the  respective measurement period not being complete.

11. Accounts Receivable Factoring

In January 2012, the Corporation entered into an agreement with an unrelated third-party for the factoring of specific accounts receivable in the UK to reduce the amount of working capital required to fund such receivables. The factoring of accounts receivable under this agreement is accounted for as a sale in accordance with ASC 860, Transfers and Servicing. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in selling, general and administrative expenses in the consolidated statement of operations in the period of the sale. Net funds received reduced accounts receivable outstanding while increasing cash. The Corporation has no retained interests, nor any continuing involvement or servicing liabilities related to the accounts receivable that have been sold. For the three and six months ended June 30, 2012, the Corporation had sold $1,530 and $3,505, respectively, of accounts receivable pursuant to this agreement, which represents the face amount of total outstanding receivables at the time the receivables are sold. Fees paid pursuant to this agreement were $13 and $24, respectively, for the three and six months ended June 30, 2012.

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

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of cobalt chrome and titanium through July 2014.  Based on contractual pricing at June 30, 2012, the remaining minimum purchase obligations total $19,137.  Purchases under cobalt chrome and titanium contracts total approximately $5,383 for the six month period ended June 30, 2012.  These purchases are not in excess of our forecasted requirements. Additionally, as of June 30, 2012, the Corporation has $1,726 of commitments to complete capital projects in progress.

13.  Facility Closure and Severance Costs

Results of operations include pre-tax charges of $299 and $1,689 for the three months ended June 30, 2012 and July 2, 2011, respectively, and $672 and $2,273 for the six months then ended, associated with employee cost efficiency actions and employee severance costs. As of June 30, 2012 and December 31, 2011, severance accruals related to these cost reduction and efficiency actions totaled $342 and $605, respectively, and are included in other accrued expenses in the consolidated balance sheets. The reduction in the accrual since December 31, 2011 represents payments made during 2012. These costs are expected to be paid through July 2013.

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

In our OEM Solutions segment, we offer our original equipment manufacturer (OEM) customers instruments, implants and sterilization cases and trays. Symmetry Surgical, our growing hospital direct medical distribution business, is complementary to our core competencies and is not competitive with our OEM customers. Our salespeople call on hospital personnel in the operating room, materials management and central sterile departments. Our goal is to offer best-in-class quality and regulatory systems as well as customer innovation through Total Solutions® collaborations.

During the second quarter 2012, Symmetry’s OEM Solutions business revenue decreased $10,840, or 12.6%, compared to the second quarter 2011. This decrease was primarily driven by significantly decreased customer demand in instruments and cases resulting from fewer and smaller customer launch volume. Additionally, foreign currency exchange rates negatively impacted revenue by $1,536 for all products. During the second quarter 2012, our combined five largest OEM customers decreased revenue by 13.8% compared to second quarter 2011, primarily driven by a reduction in their capital expenditures and by fewer and smaller customer launch volume. Our overall OEM Solutions revenue in the second quarter 2012 increased by $1,064 from the first quarter 2012.

During the second quarter 2012, Symmetry Surgical revenue increased $18,454, or 209.1%, compared to the second quarter 2011. This increase was driven by our acquisitions of Codman surgical instruments and Olsen Medical during 2011.

In August, 2011, we acquired the assets of PSC's Olsen Medical division for $11,000 in cash. Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories. Olsen Medical's products are primarily sold in the U. S. and internationally through distributors.

On December 29, 2011, we acquired the surgical instruments product portfolio from Codman & Shurtleff, Inc., a Johnson & Johnson Company for $165,687 in cash. Codman distributes surgical instruments and sterile disposable surgical products directly to hospitals. The addition of Olsen Medical and Codman surgical instruments allows us to offer an expanded array of medical instruments and related products, expand our intellectual property, trademarks, and regulatory approvals, and provides an instrument procurement center and personnel located in Tuttlingen, Germany. Codman's products are sold primarily in the U.S. and internationally through distributors.

The sluggish economy, high unemployment rates and lower than historical levels of surgical implant procedure growth continued to adversely impact customer demand. However, we continue to be optimistic about the long-term future as the larger OEMs are increasingly focused on improving their supply chains and plan to launch new products with large programs over the next three years.  We believe this will result in fewer suppliers who will provide a wider range of services coupled with high quality and reduced overall costs.  We believe that we are well positioned to benefit from increased OEM outsourcing and the consolidation of suppliers. In Symmetry Surgical, we plan to continue to expand coverage and product portfolio to serve our hospital direct customers consistent with our strategic principles.

Our strategic plan is focused on four distinct but synergistic areas:

•	Being the trusted, industry leading orthopedic OEM supplier positioned to gain share in long-term growth segment;
•	Diversifying our revenue base with our strategic, growing hospital direct medical device distribution business;
•	Utilizing resources to pursue growth opportunities and acquisitions in appropriate Medical Device OEM adjacencies and add to hospital solutions portfolio; and
•	Developing a robust intellectual property portfolio with a dedicated R&D team to drive future growth through innovation.

Using this strategy, we are striving to provide the best possible customer experience by offering superior value; the highest-quality new technology; customized services; superior support; and the combination of our products and services into our Total Solutions® offering. Historically, our growth has been driven organically from our core businesses as well as acquisitions designed to augment select areas of our business with more products, services, and technology.

Second Quarter Results of Operations

Revenue.   Revenue for the three month period ended June 30, 2012 increased $7,614, or 8.0%, to $102,335 from $94,721 for the comparable 2011 period.  Revenue for each of our segments and principal product categories in these periods was as follows:

	Three Months Ended
	June 30,	July 2,	Dollar	Percent
Sales by product	2012	2011	Change	Change
	(unaudited)
OEM Solution Revenue
Instrument	$28,530	$30,984	$(2,454)	-7.9%
Implant	25,057	26,474	(1,417)	-5.4%
Cases	14,510	22,791	(8,281)	-36.3%
Other	6,958	5,646	1,312	23.2%
Total OEM Solution Revenue	75,055	85,895	(10,840)	-12.6%

Total Symmetry Surgical Revenue	27,280	8,826	18,454	209.1%

Total Revenue	$102,335	$94,721	$7,614	8.0%

The $10,840 decrease in OEM Solutions revenue resulted from decreased customer demand within our instruments, implants and cases product lines, in addition to unfavorable foreign currency exchange rate fluctuations of $1,536.  These reductions were partially offset by increased demand in our other product line. Overall, we experienced reduced revenues of 13.8% from our five largest OEM customers which drove the decrease in revenue.  OEM Solutions Instrument revenue decreased $2,454. This decrease was driven by lower revenue from our top five largest OEM customers of $1,970 related to fewer and smaller customer launches.  OEM Solutions Implant revenue decreased $1,417, driven by decreased revenue from our top five largest OEM customers of $1,853 as well as unfavorable foreign currency exchange rate fluctuations of $665, offset by increased demand from other customers. Case revenue decreased $8,281 due to both lower revenue from our top five largest OEM customers of $4,569 associated with fewer and smaller customer launches as well as soft customer demand in other medical industries.  Increase in OEM Solution Other product revenue was driven by increased demand and favorable pricing, offset by unfavorable foreign currency exchange rate fluctuations of $167.

The $18,454 increase in Symmetry Surgical revenue for the second quarter 2012 as compared to 2011 was primarily the result of the acquisition of Codman in December 2011 and Olsen Medical in August 2011which added $16,725 of revenue in 2012 compared to the same period 2011. Excluding the contributions of the acquired businesses, revenue increased $1,729 due to broader product offerings and a large stocking order as compared to the prior year period.

Gross Profit.  Gross profit for the three month period ended June 30, 2012 increased $4,543, or 20.4%, to $26,771 from $22,228 for the comparable 2011 period. Gross margin as a percentage of revenue increased 2.7%, to 26.2% for the second quarter 2012 from 23.5% for the comparable 2011 period.

	Three Months Ended
	June 30, 2012
	Gross	As a %
	Profit	of Revenue
	(unaudited)

2011 period reported gross profit	$22,228	23.5%
Change in organic sales	(1,778)	0.0%
Impact of acquisitions	10,202	6.1%
Foreign currency impact	(327)	0.0%
Manufacturing costs and other	(3,554)	-3.4%
2012 period reported gross profit	$26,771	26.2%

Gross profit was favorably impacted by $10,202 due to the acquisitions of Olsen Medical and Codman within our Symmetry Surgical segment. As these businesses were acquired subsequent to July 2, 2011, they did not contribute to gross profit in the prior year period. Excluding the impact of newly acquired businesses and the change in foreign exchange rates, organic revenue declined by $7,575 which adversely impacted gross profit by approximately $1,778. Further, there were adverse impacts to gross profit from manufacturing costs related primarily to decreased leveraging of overhead costs resulting from lower sales volumes and incremental costs incurred to solidify our customer service levels.

Selling, General and Administrative Expenses.  For the three month period ended June 30, 2012, selling, general and administrative expenses (“SG&A”) increased $5,344 or 41.1%, to 18,358 from $13,014 in the comparable period in 2011. Significant items which impacted selling, general and administrative expenses included:

	Three Months Ended
	June 30, 2012
		As a %
	SG&A	of Revenue
	(unaudited)

2011 period reported SG&A	$13,014	13.7%
Impact of acquisitions	4,145
Change in amortization of intangible assets	1,286
Management transition expenses	(460)
Change in stock compensation	1,133
Foreign currency impact	(145)
Other	(615)
2012 period reported SG&A	$18,358	17.9%

The impact of acquisitions reflects higher costs from the acquisitions of Olsen Medical and Codman, related primarily related to employee compensation in our Symmetry Surgical segment. Additionally, intangible assets were acquired with both Olsen Medical and Codman which resulted in an increase of amortization expense. Management transition expenses, which primarily consist of stock and incentive compensation, of $518 were incurred in the 2011 period related to the appointment of our new CEO with minimal comparable expenses incurred in 2012.

Facility Closure and Severance Costs.  Results of Operations include pre-tax charges of $299 and $1,689 for the three months ended June 30, 2012 and July 2, 2011, respectively, associated with employee cost efficiency actions and employee severance costs.   As of June 30, 2012, severance accruals related to these cost reduction and efficiency actions totaled $342 and were included in other accrued liabilities in the consolidated balance sheets.

Operating Income (loss). For the three month period ended June 30, 2012, operating income (loss) was follows:

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
		As a %		As a %		As a %		As a %
	Dollars	of Revenue	Dollars	of Revenue	Dollars	of Revenue	Dollars	of Revenue
	(unaudited)

2011 period reported operating income (loss)	$9,637	11.0%	$174	2.0%	$(2,286)	-2.4%	7,525	7.9%
Impact of gross profit and SG&A	(5,307)	-5.4%	5,326	18.2%	(820)	-0.6%	(801)	-1.4%
Facility closure and severance costs	987	1.3%	(186)	-0.7%	589	0.6%	1,390	-1.3%
2012 period reported operating income (loss)	$5,317	6.9%	$5,314	19.5%	$(2,517)	-2.4%	$8,114	7.9%

On a consolidated basis, operating income (loss) increased $589, or 7.8% for the three month period ended June 30, 2012 as compared to the 2011 period due to an increase in Symmetry Surgical operating income of $5,140 partially offset by a decline in OEM Solutions operating income of $4,320 and an increase in unallocated costs of $231. Symmetry Surgical operating income increased by $5,140 and was 19.5% of segment revenue in the 2012 period as compared to operating income of $174 in 2011 primarily due to the acquisitions of Olsen Medical and Codman discussed previously. OEM Solutions operating income declined by $4,320 and was 6.9% of segment revenue in the 2012 period as compared to 11.0% in the prior year period due to declines in revenue and gross profit partially offset by the lower impact of facility closure and severance costs discussed previously.

Other (Income) Expense.  Interest expense for the three month period ended June 30, 2012 increased $4,117, or 453.9%, to $5,024 from $907 for the comparable period in 2011. This increase is attributable to the increase in debt of $142,608 as compared to second quarter 2011, of which the term notes bear interest at 14%. In addition, there was an increase in our applicable margin applied to variable rate debt by 150 basis points due to our increased leverage ratio associated with our 2011 acquisitions of Olsen Medical and the surgical instrumentation business of Codman.

The derivatives valuation gain consists of foreign currency forward contracts entered into in June 2012 which are used to mitigate the effect of changes in the foreign exchange rates on net income. We recorded a gain of $63 for the three months ended June 30, 2012, which is a result of fluctuation in the Euro versus the US Dollar.

Other income for the three month period ended June 30, 2012 and July 2, 2011 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Provision for Income Taxes. Our effective tax rate was 49.0% for the three month period ended June 30, 2012 as compared to 31.2% for the three month period ended July 2, 2011. Provision for income taxes decreased by $319, or 16.9%, to $1,573 for the three month period ended June 30, 2012 from $1,892 for the comparable 2011 period primarily due to a $2,858 decrease in pre-tax income.   Our effective tax rate in 2012 differed from the U.S. Federal statutory rate of 35% due primarily to the unfavorable impact of foreign and state taxes, partially offset by the favorable impact of qualified production activities. Our effective tax rate increased from 31.2% in the 2011 period as compared to 49.0% in 2012 due primarily to increased pre-tax income in the United States principally related to the acquisitions of Olsen Medical and the surgical instruments business of Codman and the expiration of Federal research and development tax credits which favorably impacted the 2011 rate.

Six Months Results of Operations

Revenue.   Revenue for the six month period ended June 30, 2012 increased $12,521, or 6.6%, to $203,020 from $190,499 for the comparable 2011 period.  Revenue for each of our segments and principal product categories in these periods was as follows:

	Six Months Ended
	June 30,	July 2,	Dollar	Percent
Sales by product	2012	2011	Change	Change
	(unaudited)
OEM Solution Revenue
Instrument	$55,564	$63,130	$(7,566)	-12.0%
Implant	49,867	53,701	(3,834)	-7.1%
Cases	30,360	44,099	(13,739)	-31.2%
Other	13,255	11,796	1,459	12.4%
Total OEM Solution Revenue	149,046	172,726	(23,680)	-13.7%

Total Symmetry Surgical Revenue	53,974	17,773	36,201	203.7%

Total Revenue	$203,020	$190,499	$12,521	6.6%

The $23,680 decrease in OEM Solutions revenue resulted from decreased customer demand within our instruments, implants and cases product lines, in addition to unfavorable foreign currency exchange rate fluctuations of $2,213.  These reductions were partially offset by increased demand in our other product line. Overall, we experienced reduced revenues of 15.9% from our five largest OEM customers which drove the decrease in revenue.  OEM Solutions Instrument revenue decreased $7,566. This decrease was driven by lower revenue from our top five largest OEM customers of $7,308 related primarily to fewer and smaller customer launches.  OEM Solutions Implant revenue decreased $3,834, driven by decreased revenue from our top five largest OEM customers of $5,071 as well as unfavorable foreign currency exchange rate fluctuations of $959, offset by increased demand from other customers. Cases revenue decreased $13,739 due to both lower revenue from our top five largest OEM customers of $7,861 associated with fewer and smaller customer launches as well as soft customer demand in other medical industries.  Increase in OEM Solution Other product revenue was driven by increased demand and favorable pricing, offset by unfavorable foreign currency exchange rate fluctuations of $259.

The $36,201 increase in Symmetry Surgical revenue for the six month period ended June 30, 2012 as compared to 2011 was primarily the result of the acquisition of Codman in December 2011 and Olsen Medical in August 2011 which added $32,913 of revenue in 2012 compared to the same period 2011. Excluding the contributions of the acquired businesses, revenue increased $3,288 due to broader product offerings and additional direct sales representation as compared to the prior year period.

Gross Profit.  Gross profit for the six month period ended June 30, 2012 increased $10,364, or 24.9%, to $51,915 from $41,551 for the comparable 2011 period. Gross margin as a percentage of revenue increased 3.8%, to 25.6% for the six month period ended June 30, 2012 from 21.8% for the comparable 2011 period.

	Six Months Ended
	June 30, 2012
	Gross	As a %
	Profit	of Revenue
	(unaudited)

2011 period reported gross profit	$41,551	21.8%
Change in organic sales	(3,965)	0.0%
Impact of acquisitions	20,584	6.6%
Foreign currency impact	(459)	0.0%
Manufacturing costs and other	(5,796)	-2.8%
2012 period reported gross profit	$51,915	25.6%

Gross profit was favorably impacted by $20,584 due to the acquisitions of Olsen Medical and Codman within our Symmetry Surgical segment. As these businesses were acquired subsequent to July 2, 2011, they did not contribute to gross profit in the prior year period. Excluding the impact of newly acquired businesses and the change in foreign exchange rates, organic revenue declined by $18,179 which adversely impacted gross profit by approximately $3,965. Further, the adverse impacts to gross profit from manufacturing costs relate primarily to decreased leveraging of overhead costs resulting from lower sales volumes and incremental costs incurred to solidify our customer service levels.

Selling, General and Administrative Expenses.  For the six month period ended June 30, 2012, selling, general and administrative expenses (“SG&A”) increased $8,437 or 29.5%, to $37,067 from $28,630 in the comparable period in 2011. Significant items which impacted selling, general and administrative expenses included:

	Six Months Ended
	June 30, 2012
		As a %
	SG&A	of Revenue
	(unaudited)

2011 period reported SG&A	$28,630	15.0%
Impact of acquisitions	6,659
Change in amortization of intangible assets	2,604
Management transition expenses	(2,570)
Change in stock compensation	1,718
Foreign currency impact	(217)
Other	243
2012 period reported SG&A	$37,067	18.3%

The impact of acquisitions reflects higher costs from the acquisitions of Olsen Medical and Codman primarily related to employee compensation in our Symmetry Surgical segment. Additionally, intangible assets were acquired with both Olsen Medical and Codman which resulted in an increase of amortization expense. Management transition expenses, which primarily consist of stock and incentive compensation, of $2,686 were incurred in the 2011 period related to the appointment of our new CEO with $116 incurred in 2012.

Facility Closure and Severance Costs.  Results of Operations include pre-tax charges of $672 and $2,273 for the six months ended June 30, 2012 and July 2, 2011, respectively, associated with employee cost efficiency actions and employee severance costs.   As of June 30, 2012, severance accruals related to these cost reduction and efficiency actions totaled $342 and were included in other accrued liabilities in the consolidated balance sheets.

Operating Income (loss).

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
		As a %		As a %		As a %		As a %
	Dollars	of Revenue	Dollars	of Revenue	Dollars	of Revenue	Dollars	of Revenue
	(unaudited)

2011 period reported operating income (loss)	$17,354	9.8%	$(54)	-0.3%	$(6,652)	-3.4%	10,648	5.6%
Impact of gross profit and SG&A	(9,385)	-4.6%	11,028	20.6%	284	0.3%	1,927	0.6%
Facility closure and severance costs	684	0.4%	(186)	-0.3%	1,103	0.5%	1,601	0.8%
2012 period reported operating income (loss)	$8,653	5.6%	$10,788	19.9%	$(5,265)	-2.5%	$14,176	7.0%

On a consolidated basis, operating income (loss) increased $3,528, or 33.1% for the six month period ended June 30, 2012 as compared to the 2011 period due to an increase in Symmetry Surgical operating income of $10,842 as well as a decline in Unallocated costs of $1,387 partially offset by a decline in OEM Solutions operating income of $8,701. The decline in the Unallocated operating loss is related primarily to the reduction in management transition expenses of $2,686 associated to the appointment of our new CEO in 2011. Symmetry Surgical operating income increased by $10,842 and was 19.9% of segment revenue in the 2012 period as compared to a loss in 2011. The year over year increase was primarily due to the acquisitions of Olsen Medical and Codman discussed previously. OEM Solutions operating income declined by $8,701 and was 5.6% of segment revenue in the 2012 period as compared to 9.8% in the prior year period due to declines in revenue and gross profit partially offset by the lower impact of facility closure and severance costs discussed previously.

Other (Income) Expense.  Interest expense for the six month period ended June 30, 2012 increased $8,378, or 468.0%, to $10,168 from $1,790 for the comparable period in 2011. This increase is attributable to the increase in debt of $142,608 as compared to second quarter 2011, of which the Term Notes bear interest at 14%. Additionally, our applicable margin applied to variable rate debt increased by 150 basis points due to our increased leverage ratio associated with our 2011 acquisitions of Olsen Medical and Codman surgical instruments.

The derivatives valuation gain consists of foreign currency forward contracts entered into in June 2012 which are used to mitigate the effect of changes in the foreign exchange rates on net income. We recorded a gain of $63 for the six months ended June 30, 2012, which is a result of fluctuation in the Euro versus the US Dollar.

Other income for the six month period ended June 30, 2012 and July 2, 2011 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Provision for Income Taxes. Our effective tax rate was 45.5% for the six month period ended June 30, 2012 as compared to 31.7% for the six month period ended July 2, 2011. Provision for income taxes decreased by $511, or 19.9%, to $2,059 for the six month period ended June 30, 2012 from $2,570 for the comparable 2011 period primarily due to a $3,582 decrease in pre-tax income.   Our effective tax rate in 2012 differed from the U.S. Federal statutory rate of 35% primarily due to the unfavorable impact of foreign and state taxes, partially offset by the favorable impact of qualified production activities. Our effective tax rate increased from 31.7% in the 2011 period as compared to 45.5% in 2012 due primarily to increased pre-tax income in the United States principally related to the acquisitions of Olsen Medical and the surgical instruments business of Codman and the expiration of Federal research and development tax credits which favorably impacted the 2011 rate.

 Liquidity and Capital Resources

Liquidity

Our principal source of liquidity in the six month period ended June 30, 2012 was cash generated from operations.  Principal uses of cash in the six month period ended June 30, 2012 included capital expenditures and debt service. We expect that our principal uses of cash in the future will be to finance working capital, pay for capital expenditures, service debt and fund possible future acquisitions.

We believe our cash resources will permit us to stay committed to our strategic plan of increasing our share in the orthopedic market and expanding into other medical device segments and growing the business.

Operating Activities.  Operating activities generated cash of $36,646 in the six month period ended June 30, 2012 compared to $9,889 for the six month period ended July 2, 2011, an increase of $26,757.  The increase in cash from operations is primarily a result of a reduction in working capital.  Net cash provided by working capital for the six month period ended June 30, 2012 was $25,733 higher than the comparable 2011 period. Aggregate adjustments for non-cash items positively impacted operating cash flows by $4,095 primarily due to an increase in the amortization of intangible assets, debt issuance costs and interest paid-in-kind of $2,604, $668 and $666, respectively.

Investing Activities.  Capital expenditures of $6,791 were $412 lower in the six month period ended June 30, 2012 compared to the six month period ended July 2, 2011.

Financing Activities.  Financing activities used $39,412 of cash in the six month period ended June 30, 2012 compared to $2,565 in the six month period ended July 2, 2011, due primarily to payments on our Bank Revolver and short term borrowings.

Capital Expenditures

Capital expenditures totaled $6,791 for the six months ended June 30, 2012, compared to $7,203 for the six month period ended July 2, 2011. Expenditures were primarily for increased automation and replacement of existing equipment, as well as continued expansion and capability enhancement efforts in our Malaysia and Ireland facilities. We expect to continue to enhance our automation as well as software costs associated with our Symmetry Surgical Epicor system implementation during 2012.

Debt and Credit Facilities

As of June 30, 2012, we had an aggregate of $235,435 of outstanding indebtedness, which consisted of $117,157 of borrowings on our Bank Revolver; $50,000 of a Bank Term Loan; $65,335 of Term Notes; $788 of borrowings under our Malaysia short-term credit facility; and $2,155 of capital lease obligations. We had two outstanding letters of credit as of June 30, 2012 in the amounts of $2,000 and $207.

Our Amended Credit Agreement and Term Notes contain various financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA and minimum fixed charges ratio of EBITDA and a $30,000 letter of credit sublimit. As of June 30, 2012, the most restrictive covenants per the Corporation’s lending arrangements included the debt to EBITDA covenant ratio to be less than 4.75:1, and our ratio was approximately 4.2:1. The minimum interest coverage ratio requires us to be greater than 1.15:1, and our ratio at June 30, 2012 was approximately 1.8:1.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the Amended Credit Agreement. We had two letters of credit outstanding as of June 30, 2012 in the amounts of $2,000 and $207.

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

We incurred minimal capital expenditures for environmental, health and safety in the six month periods ended June 30, 2012 and July 2, 2011

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 31, 2011, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the six months ended June 30, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our exposure to these risks, at the end of the second quarter covered by this report, has not changed materially since December 31, 2011.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

(b)   Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that, during the fiscal quarter of this report, we were still in the process of integrating the Codman surgical instruments operations. See Note 2 to the condensed consolidated financial statements included in Item 1 for a discussion of the Codman surgical instruments acquisition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is provided pursuant to Item 703 of Regulation S-K:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (0r Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 2012	34,086	$8.58	-	-

The shares repurchased represent shares of our common stock that employees elected to surrender to the Corporation to satisfy their tax withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

ITEM 6. EXHIBITS

10.69	Form of Nonqualified Stock Option Agreement issued under 2003 Stock Option Plan (incorporated by reference to Exhibit 10.1 of our Form 8-K filed August 2, 2012).
10.70	Amended employment agreement, dated August 3, 2012, by and between Symmetry Medical Inc. and Thomas J. Sullivan*
10.71	Amended employment agreement, dated August 3, 2012, by and between Symmetry Medical Inc. and Fred Hite*
10.72	Form of amended employment agreement, dated August 3, 2012, by and between Symmetry Medical Inc. and D. Darin Martin and David C. Milne and Christopher Huntington*
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished with this document.

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

August 3, 2012

