Form 10-Q
period 2012-09-29
Symmetry Medical Inc.
filed 2012-11-09
CIK 1292055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

The number of shares outstanding of the registrant’s common stock as of November 8, 2012 was 36,787,515 shares.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 29,	December 31,
	2012	2011
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$12,366	$18,931
Accounts receivable, net	53,035	51,835
Inventories	72,872	84,678
Refundable income taxes	3,866	5,090
Deferred income taxes	10,290	7,535
Derivative valuation asset	179	-
Other current assets	4,005	4,863

Total current assets	156,613	172,932
Property and equipment, net	100,760	103,363
Goodwill	228,783	229,112
Intangible assets, net of accumulated amortization	118,414	124,276
Other assets	8,203	9,182

Total Assets	$612,773	$638,865

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$26,655	$23,343
Accrued wages and benefits	11,786	7,637
Other accrued expenses	7,366	5,825
Accrued income taxes	67	522
Derivative valuation liability	495	-
Deferred income taxes	-	39
Revolving line of credit	718	6,567
Current portion of capital lease obligations	522	483
Current portion of long-term debt	11,111	5,904

Total current liabilities	58,720	50,320
Accrued income taxes	6,981	6,844
Deferred income taxes	19,989	18,459
Derivative valuation liability	3,868	-
Other liabilities	654	619
Capital lease obligations, less current portion	1,514	1,907
Long-term debt, less current portion	210,777	259,317

Total Liabilities	302,503	337,466

Commitments and contingencies

Shareholders' Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued September 29, 2012--36,788; December 31, 2011--36,426	4	4
Additional paid-in capital	286,619	283,071
Retained earnings	23,344	17,140
Accumulated other comprehensive income	303	1,184

Total Shareholders' Equity	310,270	301,399

Total Liabilities and Shareholders' Equity	$612,773	$638,865

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except per Share Data; Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Revenue	$100,929	$84,039	$303,949	$274,538
Cost of revenue	72,703	68,285	223,808	217,233
Gross profit	28,226	15,754	80,141	57,305
Research and development expenses	1,293	966	2,998	3,031
Sales and marketing expenses	6,107	4,140	19,868	13,354
General and administrative expenses	10,730	8,733	32,331	26,084
Facility closure and severance	(76)	253	596	2,526
Operating Income	10,172	1,662	24,348	12,310

Other (income) expense:
Interest expense	4,737	964	14,905	2,754
Derivatives valuation gain	(116)	-	(179)	-
Other	(108)	(160)	(562)	591
Income before income taxes	5,659	858	10,184	8,965
Income tax expense	1,921	331	3,980	2,901
Net income	$3,738	$527	$6,204	$6,064

Net income per share:
Basic	$0.10	$0.01	$0.17	$0.17
Diluted	$0.10	$0.01	$0.17	$0.17

Weighted average common shares and equivalent shares outstanding:
Basic	36,044	35,546	35,951	35,537
Diluted	36,512	36,021	36,360	36,000

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands; Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Net income	$3,738	$527	$6,204	$6,064
Other comprehensive income (loss)
Foreign currency translation adjustments	2,367	(4,378)	1,799	698
Net unrealized losses on derivative instruments:
Unrealized holding losses, net of taxes	(480)	-	(2,634)	-
Reclassification adjustment for realized losses included in net income	(46)	-	(46)	-

Comprehensive income (loss)	$5,579	$(3,851)	$5,323	$6,762

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In Thousands; Unaudited)

	Nine Months Ended
	September 29,	October 1,
	2012	2011

Operating activities
Net income	$6,204	$6,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,869	13,811
Amortization of intangible assets	6,037	2,138
Amortization of debt issuance costs	1,289	253
Interest paid in kind	1,002	-
Net (gain) loss on sale of assets	(96)	77
Deferred income tax provision	507	(283)
Excess tax benefit from stock-based compensation	(294)	-
Stock-based compensation	3,076	2,174
Derivative valuation gain	(179)	-
Foreign currency transaction gain	(173)	(1,474)
Change in operating assets and liabilities:
Accounts receivable	(720)	2,873
Other assets	583	(1,499)
Inventories	12,663	(8,093)
Current income taxes	762	(2,215)
Accounts payable	2,518	(942)
Accrued expenses and other	5,912	5,314

Net cash provided by operating activities	51,960	18,198

Investing activities
Purchases of property and equipment	(9,128)	(10,426)
Proceeds from the sale of property and equipment	319	113
Acquisitions	-	(11,000)

Net cash used in investing activities	(8,809)	(21,313)

Financing activities
Proceeds from Bank Revolver	21,839	52,819
Payments on Bank Revolver	(62,712)	(45,319)
Proceeds from (payments on) short term borrowings, net	(5,844)	2,441
Payments on bank term loans and capital lease obligations	(3,490)	(1,432)
Proceeds from the issuance of common stock, net	178	79
Excess tax benefit from stock-based compensation	294	-

Net cash provided by (used in) financing activities	(49,735)	8,588
Effect of exchange rate changes on cash	19	19

Net increase (decrease) in cash and cash equivalents	(6,565)	5,492
Cash and cash equivalents at beginning of period	18,931	15,067

Cash and cash equivalents at end of period	$12,366	$20,559

Supplemental disclosures:
Cash paid for interest	$11,904	$2,441

Cash paid for income taxes	$2,363	$5,316

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

On December 29, 2011, the Corporation acquired the surgical instruments business of Codman & Shurtleff, Inc., a Johnson & Johnson Company, for $165,687 in cash. Codman surgical instruments include, but are not limited to, reusable stainless steel and titanium surgical hand-held instruments and retractor systems and sterile disposable surgical products.

2. Acquisitions (Continued)

The aggregate purchase price of $165,687 was preliminarily allocated to the opening balance sheet as follows:

Current assets	$10,431
PP&E	114
Acquired customers (amortized over 20 years)	80,840
Trademarks (indefinite-lived)	3,380
Goodwill	71,710
Current liabilities	(169)
Long term liabilities	(619)

Purchase price, net	$165,687

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

Unaudited Proforma Results. The following table represents the unaudited proforma results of the Corporation's operations had the acquisitions of Codman surgical instruments business and Olsen Medical been completed as of the beginning of the periods presented:

	Three Months Ended	Nine Months Ended
	October 1,	October 1,
	2011	2011
	(unaudited)
Revenue	$101,599	$328,721
Net income	2,341	11,126
Earnings per share—basic	$0.07	$0.31
Earnings per share—diluted	$0.06	$0.31

3. Inventories

Inventories consist of the following:

	September 29,	December 31,
	2012	2011
	(unaudited)
Raw material and supplies	$14,073	$17,870
Work-in-process	23,124	30,083
Finished goods	35,675	36,725

	$72,872	$84,678

4. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	September 29,	December 31,
	2012	2011
	(unaudited)
Land	$6,580	$6,399
Buildings and improvements (20 to 40 years)	42,921	41,994
Machinery and equipment (5 to 15 years)	153,406	151,376
Office equipment (3 to 5 years)	19,897	17,042
Construction-in-progress	8,738	5,755

	231,542	222,566
Less accumulated depreciation	(130,782)	(119,203)

	$100,760	$103,363

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

Borrowings under the Amended Credit Agreement bear interest at a floating rate, which is either a base rate, or at our option, London Interbank Offered Rate ("LIBOR"), plus an applicable margin. The Corporation had two outstanding letters of credit as of September 29, 2012 in the amounts of $2,000 and $100. The Bank Revolver requires no scheduled payments of principal until maturity in November 2015. The Bank Term Loan has quarterly scheduled principal payments of $2,778 beginning September 2012 through maturity in December 2016.

The Amended Credit Agreement contains various financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA (as defined in the Amended Credit Agreement) and minimum fixed charges ratio of EBITDA. The Amended Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, payment of dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The Amended Credit Agreement is secured by substantially all of the Corporation’s U.S. subsidiary assets and also contains customary events of default. The Corporation was in compliance with all of its covenants as of September 29, 2012.

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

The Term Notes include customary representations, warranties and covenants made for the benefit of the parties to the agreement.  The covenants include, but are not limited to, requirements to provide financial information and notice of other events to the lenders, as well as restrictions on the incurrence of indebtedness, the creation or existence of liens, sales of assets, transactions with affiliates and other matters.  The Term Notes also include financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA (as defined in the Term Notes Agreement) and ratio of minimum fixed charges to EBITDA. The agreement includes customary events of default, including but not limited to, failure to pay any principal, interest, fees or other amounts when due, default under any covenant or any agreement in any loan document (subject to cure periods in some cases), cross-default with other debt agreements and certain bankruptcy and insolvency events.  While not secured by the Corporation’s assets, repayment of amounts outstanding under the Term Notes is guaranteed by all of Symmetry’s U.S. subsidiaries. The Corporation was in compliance with all of its covenants as of September 29, 2012.

In April 2012, our Penang, Malaysia unit renewed its existing short-term revolving line of credit of $8,000 which is renewable on an annual basis.  During June 2012, this agreement was amended to reduce the available limit to $2,000. The facility requires interest only monthly payments at LIBOR, plus an applicable margin per year and the total outstanding amount is due upon maturity in April 2013.  As of September 29, 2012, $718 was outstanding on the facility.  Outstanding amounts on this Malaysian facility are secured by a standby letter of credit issued on the Corporation’s U.S. Amended Credit Agreement in the amount of $2,000.

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

Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment: In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 allows companies to have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, however, early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Corporation adopted ASU 2011-08 on January 1, 2012, but did not elect the option of performing a qualitative assessment. The adoption of ASU 2011-08 did not have an impact on the Corporation’s consolidated financial position, results of operations or cash flows.

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

The Corporation's profitability and cash flows are affected by changes in interest rates, specifically LIBOR. The primary purpose of the Corporation's interest rate risk management activities is to hedge its exposure to changes in interest rates. The Corporation’s Amended Credit Agreement requires that the interest be hedged on at least 50% of the current and projected borrowings under the Amended Credit Agreement for a period of at least 3 years beginning no later than March 29, 2012. In March 2012, the Corporation entered into two forward swap contracts to manage interest rate risk related to its Bank Term Loan and a portion of its Bank Revolver. The notional amount on the Bank Term Loan swap contract is $25,000 that amortizes in line with scheduled principal payments through maturity in December 2016 and has a fixed per annum interest rate of 0.44% in 2012 that incrementally increases to 2.22% by 2016. The notional amount on the Bank Revolver swap contract is $70,000 that amortizes in line with expected reductions in the related debt instrument through December 2022 and has a fixed per annum interest rate of 0.44% in 2012 that incrementally increase to 3.81% by 2022. These swap contracts, which had a fair value of $4,363 as of September 29, 2012, were designated as cash flow hedges of the future payments of variable rate interest with one-month LIBOR. For the three and nine months ended September 29, 2012, there were losses of $856 and $4,363 attributable to these cash flow hedges included in other comprehensive income, of which approximately $495 will be reclassified into earnings in the next twelve months.

In June and July 2012, the Corporation entered into forward swap contracts to mitigate the impact of fluctuations in foreign currency on the statement of operations. As of September 29, 2012, the Corporation had contracts for the sale of 4,275 Euros which settle in equal amounts over the twelve month period which began July 2012. These swap contracts, which had an aggregate value of $179 at September 29, 2012, were not designated as cash flow hedges and therefore the change in the fair value is immediately recorded in derivatives valuation gain in the unaudited condensed consolidated statements of operations.

8. Fair Value of Financial Instruments

As of September 29, 2012, the Corporation held certain assets that are required to be measured at fair value on a recurring basis. These included the Corporation’s derivative instruments in the form of interest rate swaps and foreign currency forward contracts. The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these derivative instruments as Level 2 in accordance with the FASB Standard on fair value measurement.

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

	September 29, 2012				December 31, 2011
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets
Cash and cash equivalents	$-	$12,366	$-	$12,366	$-	$18,931	$-	$18,931
Foreign currency forwards		179		179		0		0
Total assets	$-	$12,545	$-	$12,545	$-	$18,931	$-	$18,931

Liabilities
Interest rate swaps	$-	$(4,363)	$-	$(4,363)	$-	$-	$-	$-
Total liabilities	$-	$(4,363)	$-	$(4,363)	$-	$-	$-	$-

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

Additionally, financial instruments also consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt.  The carrying value of these financial instruments materially approximates fair value. Additionally, the fair value of cash and cash equivalents and net accounts receivables and payables was estimated by management to approximate fair value due to the relatively short period of time to maturity for these instruments.

9. Segment Reporting

In connection with the Codman surgical instrumentation & the Olsen Medical acquisitions and the CEO’s implementation of a new reporting structure, the Corporation determined that they had two reportable segments as of December 31, 2011 under the provisions of ASC 820 as opposed to one as of January 1, 2011: OEM Solutions and Symmetry Surgical. OEM Solutions primarily designs, develops and manufactures surgical instruments, implants and cases for orthopedic device companies and companies in other medical device markets such as arthroscopy, dental, laparoscopy, osteobiologic and endoscopy. OEM Solutions also manufactures specialized non-healthcare products, primarily in the aerospace industry. OEM Solutions manages its business in multiple operating segments. Because of the similar economic characteristics of these operations, including the nature of the products, comparable level of FDA regulations, and same or similar customers, those operations have been aggregated for segment reporting purposes. Symmetry Surgical is the Corporation’s hospital direct business which sells a broad range of reusable stainless steel and titanium surgical hand-held instruments and retractor systems, sterile disposable surgical products (vein strippers, SECTO dissectors, tonsil sponges and surgical marker pens), and sterilization containers. These products are typically used in the surgical specialties of spine, general/OB-GYN, microsurgery/neurosurgery, orthopedics, laparoscopy, cardiovascular, thoracic and general surgery in the hospital setting, as well as surgery centers and in select physician offices. Symmetry Surgical was formed upon the acquisition of the surgical instrumentation business of Codman.

The Corporation is a multi-national company with operations in the U.S., United Kingdom, France, Ireland, Malaysia and Germany. As a result, the Corporation's financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. Revenues are attributed to geographic locations based on the location to which products are shipped.

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

Reportable segment information is as follows:

	Three Months Ended September 29, 2012
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$76,132	$24,797	-	$100,929	-	$100,929
Intersegment revenues	2,703	74	-	2,777	$(2,777)	-
Total revenues	78,835	24,871	-	103,706	(2,777)	100,929

Depreciation and amortization	4,488	1,642	$54	6,184	-	6,184

Operating income (loss)	9,394	4,298	(3,328)	10,364	(192)	10,172
Interest expense						4,737
Derivatives valuation gain						(116)
Other						(108)
Income before income taxes						5,659

9. Segment Reporting (Continued)

	Three Months Ended October 1, 2011
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$73,538	$10,501	-	$84,039		$84,039
Intersegment revenues	1,065	230	-	1,295	$(1,295)	-
Total revenues	74,603	10,731	-	85,334	(1,295)	84,039

Depreciation and amortization	4,985	267	$53	5,305		5,305

Operating income (loss)	3,957	384	(2,695)	1,646	16	1,662
Interest expense						964
Other						(160)
Income before income taxes						858

	Nine Months Ended September 29, 2012
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$225,178	$78,771	-	$303,949	-	$303,949
Intersegment revenues	6,854	292	-	7,146	$(7,146)	-
Total revenues	232,032	79,063	-	311,095	(7,146)	303,949

Depreciation and amortization	13,895	4,850	$161	18,906	-	18,906

Operating income (loss)	18,047	15,085	(8,679)	24,453	(105)	24,348
Interest expense						14,905
Derivatives valuation gain						(179)
Other						(562)
Income before income taxes						10,184

	Nine Months Ended October 1, 2011
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$246,265	$28,273	-	$274,538		$274,538
Intersegment revenues	5,091	309	-	5,400	$(5,400)	-
Total revenues	251,356	28,582	-	279,938	(5,400)	274,538

Depreciation and amortization	15,096	699	$154	15,949		15,949

Operating income (loss)	21,311	330	(9,337)	12,304	6	12,310
Interest expense						2,754
Other						591
Income before income taxes						8,965

9. Segment Reporting (Continued)

 Revenues to External Customers:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
United States	$73,473	$60,541	$223,124	$198,293
Ireland	5,432	5,507	16,455	18,117
United Kingdom	8,036	6,590	22,489	22,149
Other foreign countries	13,988	11,401	41,881	35,979

Total revenues	$100,929	$84,039	$303,949	$274,538

Concentration of Credit Risk:

A substantial portion of the Corporation's revenues is derived from a limited number of customers. Revenue from customers of the Corporation which individually account for 10% or more of the Corporation's revenue is as follows:

Three months ended September 29, 2012— One customer represented approximately 32.3% of revenue, however, excluding the Codman related transitional services agreement, this customer would represent 29.9%.

Nine months ended September 29, 2012— One customer represented approximately 32.6% of revenue, however, excluding the Codman related transitional services agreement, this customer would represent 29.6%.

Three months ended October 1, 2011— Two customers represented approximately 28.5% and 12.7% of revenue, respectively.

Nine months ended October 1, 2011— Two customers represented approximately 31.5% and 11.1% of revenue, respectively.

Following is a summary of the composition by segment and product category of the Corporation's revenues to external customers.

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
Sales by product	2012	2011	2012	2011
	(unaudited)		(unaudited)
OEM Solutions Revenue
Instrument	$29,633	$24,802	$85,197	$87,933
Implant	25,632	26,735	75,499	80,436
Cases	14,209	15,853	44,569	59,952
Other	6,658	6,148	19,913	17,944
Total OEM Solutions Revenue	76,132	73,538	225,178	246,265

Total Symmetry Surgical Revenue	24,797	10,501	78,771	28,273

Total Revenue	$100,929	$84,039	$303,949	$274,538

10. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Earnings per share - Basic:
Net income	$3,738	$527	$6,204	$6,064

Weighted-average common shares outstanding - Basic	36,044	35,546	35,951	35,537

Earnings per share - Basic	$0.10	$0.01	$0.17	$0.17

Earnings per share - Diluted:
Net income	$3,738	$527	$6,204	$6,064

Weighted-average common shares outstanding - Basic	36,044	35,546	35,951	35,537
Effect of dilution	468	475	409	463
Weighted-average common shares outstanding - Diluted	36,512	36,021	36,360	36,000

Earnings per share - Diluted	$0.10	$0.01	$0.17	$0.17

As of September 29, 2012 and October 1, 2011, the diluted weighted-average share calculations do not include performance based restricted stock awarded in 2012 totaling 273 shares and in 2011 totaling 256 shares, respectively, due to the  respective measurement period not being complete.

11. Accounts Receivable Factoring

In January 2012, the Corporation entered into an agreement with an unrelated third-party for the factoring of specific accounts receivable in the UK to reduce the amount of working capital required to fund such receivables. The factoring of accounts receivable under this agreement is accounted for as a sale in accordance with ASC 860, Transfers and Servicing. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in general and administrative expenses in the consolidated statement of operations in the period of the sale. Net funds received reduced accounts receivable outstanding while increasing cash. The Corporation has no retained interests, nor any continuing involvement or servicing liabilities related to the accounts receivable that have been sold. For the three and nine months ended September 29, 2012, the Corporation had sold $1,644 and $5,299, respectively, of accounts receivable pursuant to this agreement, which represents the face amount of total outstanding receivables at the time the receivables are sold. Fees paid pursuant to this agreement were $12 and $37, respectively, for the three and nine months ended September 29, 2012.

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

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of cobalt chrome, nickel and titanium through July 1014.  Based on contractual pricing at September 29, 2012, the remaining minimum purchase obligations total $16,229.  Purchases under cobalt chrome and titanium contracts total approximately $8,291 for the nine month period ended September 29, 2012.  These purchases are not in excess of our forecasted requirements.

13.  Facility Closure and Severance

Results of operations include pre-tax charges of ($76) and $253 for the three months ended September 29, 2012 and October 1, 2011, respectively, and $596 and $2,526 for the nine months then ended, associated with employee cost efficiency actions and employee severance costs. As of September 29, 2012 and December 31, 2011, severance accruals related to these cost reduction and efficiency actions totaled $208 and $605, respectively, and are included in other accrued expenses in the consolidated balance sheets. The reduction in the accrual since December 31, 2011 represents payments made and final payout adjustments during 2012. These costs are expected to be paid through July 2013.

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

During the third quarter 2012, Symmetry’s OEM Solutions business revenue increased $2,594, or 3.5%, compared to the third quarter 2011. This increase was primarily driven by increased customer demand in instruments compared to an unusually weak demand and smaller customer launch volume in the third quarter of 2011. Additionally, other product revenue increased as a result of continued strong customer demand in the aerospace industry. These increases were partially offset by foreign currency exchange rates negatively impacting revenue by $1,429 for all products. During the third quarter 2012, our combined five largest OEM customers increased revenue by 9.8% compared to third quarter 2011, primarily driven by increased demand and greater customer launch volume. Our overall OEM Solutions revenue in the third quarter 2012 increased by $1,077 from the second quarter 2012.

During the third quarter 2012, Symmetry Surgical revenue increased $14,296, or 136.1%, compared to the third quarter 2011. This increase was primarily driven by our acquisitions of Codman surgical instruments and Olsen Medical during 2011.

In August, 2011, we acquired the assets of PSC's Olsen Medical division (Olsen Medical) for $11,000 in cash. Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories. Olsen Medical's products are primarily sold in the U. S. and internationally through distributors.

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

The sluggish U.S. economy, high unemployment rates and lower than historical levels of surgical implant procedure growth continued to adversely impact customer demand. However, we continue to be optimistic about our long-term future as the larger OEMs are increasingly focused on improving their supply chains and plan to launch new products with large programs over the next three years.  We believe this will result in fewer suppliers who will provide a wider range of services coupled with high quality and reduced overall costs.  We believe that we are well positioned to benefit from increased OEM outsourcing and the consolidation of suppliers. In Symmetry Surgical, we plan to continue to expand coverage and product portfolio to serve our hospital direct customers, consistent with our strategic principles.

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

Third Quarter Results of Operations

Revenue.   Revenue for the three month period ended September 29, 2012 increased $16,890, or 20.1%, to $100,929 from $84,039 for the comparable 2011 period.  Revenue for each of our segments and principal product categories in these periods was as follows:

	Three Months Ended
	September 29,	October 1,	Dollar	Percent
Sales by product	2012	2011	Change	Change
	(unaudited)
OEM Solution Revenue
Instrument	$29,633	$24,802	$4,831	19.5%
Implant	25,632	26,735	(1,103)	-4.1%
Cases	14,209	15,853	(1,644)	-10.4%
Other	6,658	6,148	510	8.3%
Total OEM Solution Revenue	76,132	73,538	2,594	3.5%

Total Symmetry Surgical Revenue	24,797	10,501	14,296	136.1%

Total Revenue	$100,929	$84,039	$16,890	20.1%

The $2,594 increase in OEM Solutions revenue resulted from increased customer demand within our instruments and other product lines. These increases were offset by reduced customer demand within our implant and cases product lines, in addition to unfavorable foreign currency exchange rate fluctuations of $1,429.  Overall, we experienced increased revenues of 9.8% from our five largest OEM customers which drove the increase in revenue.  OEM Solutions Instrument revenue increased $4,831. This increase was driven by higher revenue from our top five largest OEM customers of $4,310 related to new customer launches compared to an unusually weak demand and smaller customer launch volume in the third quarter of 2011.  OEM Solutions Implant revenue decreased $1,103 driven partially by unfavorable foreign currency exchange rate fluctuations of $614 as well as decreased demand from other customers. These reductions were offset by slightly increased demand from our top five largest OEM customers of $365. Case revenue decreased $1,644 due to both unfavorable foreign currency exchange rate fluctuations of $569 as well as soft customer demand across other medical industries while sales to our top five customers were flat year over year.  Increase in OEM Solution Other product revenue was driven by increased demand, which was offset by unfavorable foreign currency exchange rate fluctuations of $107.

The $14,296 increase in Symmetry Surgical revenue for the third quarter 2012 as compared to 2011 was primarily the result of the acquisition of Codman surgical instruments in December 2011 and Olsen Medical in August 2011, which added $13,699 of revenue in 2012 compared to the same period 2011. Excluding the contributions of the acquired businesses, revenue increased $597 due to broader product offerings as compared to the prior year period.

Gross Profit.  Gross profit for the three month period ended September 29, 2012 increased $12,472, or 79.2%, to $28,226 from $15,754 for the comparable 2011 period. Gross margin as a percentage of revenue increased 9.3%, to 28.0% for the third quarter 2012 from 18.7% for the comparable 2011 period.

	Three Months Ended
	September 29, 2012
		As a %
	Dollars	of Revenue
	(unaudited)

2011 period reported gross profit	$15,754	18.7%
Change in organic sales	866	0.0%
Impact of acquisitions	8,439	5.9%
Foreign currency impact	(266)	0.0%
Manufacturing costs and other	3,433	3.4%
2012 period reported gross profit	$28,226	28.0%

Gross profit was favorably impacted by $8,439 due to the acquisitions of Olsen Medical and Codman surgical instruments within our Symmetry Surgical segment. Olsen Medical was acquired during third quarter 2011 therefore contributed slightly to gross profit in the prior year period. The Codman surgical instruments business was acquired subsequent to October 1, 2011, therefore did not contribute to gross profit in the prior year period. Excluding the impact of newly acquired businesses and the change in foreign exchange rates, organic revenue improved by $4,620 which positively impacted gross profit by approximately $866. Further, there were improvements to our gross profit from manufacturing costs related primarily to our increased leveraging of overhead costs resulting from higher OEM Solution sales volume, improvements in scrap and consumables, and efficiencies resulting from our lean initiatives.

Research and Development Expenses.  For the three month period ended September 29, 2012, research and development expenses increased $327 or 33.9%, to $1,293 from $966 in the comparable period in 2011. This increase was most significantly attributable to the timing of project costs incurred during the third quarter of 2012 compared to the same period in 2011.

Sales and Marketing Expenses.  For the three month period ended September 29, 2012, sales and marketing expenses increased $1,967 or 47.5%, to $6,107 from $4,140 in the comparable period in 2011. Significant items which impacted sales and marketing expenses included:

	Three Months Ended
	September 29, 2012
		As a %
	Dollars	of Revenue
	(unaudited)

2011 period reported Sales and Marketing expenses	$4,140	4.9%
Impact of acquisitions	2,516
Other	(549)
2012 period reported Sales and Marketing expenses	$6,107	6.1%

The impact of acquisitions reflects higher costs from the acquisitions of Olsen Medical and Codman surgical instruments business, related primarily to employee compensation in our Symmetry Surgical segment.

General and Administrative Expenses.  For the three month period ended September 29, 2012, general and administrative expenses increased $1,997 or 22.9%, to $10,730 from $8,733 in the comparable period in 2011. Significant items which impacted general and administrative expenses included:

	Three Months Ended
	September 29, 2012
		As a %
	Dollars	of Revenue
	(unaudited)

2011 period reported General &Administrative expenses	$8,733	10.4%
Impact due to acquired businesses	926
Change in amortization of intangible assets	1,295
Management transition expenses	(419)
Change in stock compensation	819
Foreign currency impact	-
Other	(624)
2012 period reported General & Administrative expenses	$10,730	10.6%

The impact due to acquired businesses reflects higher costs from the acquisitions of Olsen Medical and Codman surgical instruments business, related primarily to employee compensation in our Symmetry Surgical segment. Additionally, intangible assets were acquired with both Olsen Medical and Codman which resulted in an increase of amortization expense. Management transition expenses of $477, which primarily consist of stock and incentive compensation, were incurred in the 2011 period related to the appointment of our new CEO with minimal comparable expenses incurred in 2012. Other expenses were reduced primarily as a result of $356 of SEC-related legal costs incurred in 2011.

Facility Closure and Severance.  Results of Operations include pre-tax charges of ($76) and $253 for the three months ended September 29, 2012 and October 1, 2011, respectively, associated with employee cost efficiency actions and employee severance costs. As of September 29, 2012, severance accruals related to these cost reduction and efficiency actions totaled $208 and were included in other accrued liabilities in the condensed consolidated balance sheets.

Operating Income (loss). For the three month period ended September 29, 2012, operating income (loss) was as follows:

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
		As a %		As a %		As a %		As a %
	Dollars	of Revenue	Dollars	of Revenue	Dollars	of Revenue	Dollars	of Revenue
	(unaudited)

2011 period reported operating income (loss)	$3,957	5.3%	$384	3.6%	$(2,679)	-3.1%	1,662	2.0%
Impact of gross profit and SG&A	5,113	6.2%	3,914	13.7%	(846)	-0.3%	8,181	7.8%
Facility closure and severance	324	0.4%	-	0.0%	5	0.0%	329	-1.3%
2012 period reported operating income (loss)	$9,394	11.9%	$4,298	17.3%	$(3,520)	-3.4%	$10,172	10.1%

On a consolidated basis, operating income (loss) increased $8,510, or 512.0% for the three month period ended September 29, 2012 as compared to the 2011 period due to an increase in Symmetry Surgical operating income of $3,914 in addition to an increase in OEM Solutions operating income of $5,437 partially offset by an increase in unallocated costs of $841. Symmetry Surgical operating income increased by $3,914 and was 17.3% of segment revenue in the 2012 period as compared to operating income of $384 in 2011 primarily due to the acquisitions of Olsen Medical and Codman surgical instruments discussed previously. OEM Solutions operating income improved by $5,437 and was 11.9% of segment revenue in the 2012 period as compared to 5.3% in the prior year period due to increases in revenue and gross profit in addition to lower impact of facility closure and severance costs discussed previously. Unallocated costs increased by $841 in the 2012 period as compared to operating expense of ($2,679) in 2011 primarily due to increased stock compensation expense of $819 and a $160 increase in acquisition related costs, partially offset by the reduction of $419 in management transition expenses and $356 in SEC-related legal costs

Other (Income) Expense.  Interest expense for the three month period ended September 29, 2012 increased $3,773, or 391.4%, to $4,737 from $964 for the comparable period in 2011. This increase is attributable to the increase in debt of $121,052 as compared to third quarter 2011, of which the Bank Term Loan bears interest at 14%. In addition, there was an increase in our applicable margin applied to variable rate debt by 150 basis points due to our increased leverage ratio associated with our 2011 acquisitions of Olsen Medical and the surgical instrumentation business of Codman.

The derivatives valuation gain consists of foreign currency forward contracts which are used to mitigate the effect of changes in the foreign exchange rates on net income. We recorded a gain of $116 for the three months ended September 29, 2012, which is a result of fluctuation in the Euro versus the US Dollar.

Other income for the three month period ended September 29, 2012 and October 1, 2011 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Provision for Income Taxes. Our effective tax rate was 33.9% for the three month period ended September 29, 2012 as compared to 38.6% for the three month period ended October 1, 2011. Provision for income taxes increased by $1,590, or 480.4%, to $1,921 for the three month period ended September 29, 2012 from $331 for the comparable 2011 period primarily due to a $4,801 increase in pre-tax income.   Our effective tax rate in 2012 differed from the U.S. Federal statutory rate of 35% due primarily to the favorable impact of foreign taxes.

Nine Months Results of Operations

Revenue.   Revenue for the nine month period ended September 29, 2012 increased $29,411, or 10.7%, to $303,949 from $274,538 for the comparable 2011 period.  Revenue for each of our segments and principal product categories in these periods was as follows:

	Nine Months Ended
	September 29,	October 1,	Dollar	Percent
Sales by product	2012	2011	Change	Change
	(unaudited)
OEM Solution Revenue
Instrument	$85,197	$87,933	$(2,736)	-3.1%
Implant	75,499	80,436	(4,937)	-6.1%
Cases	44,569	59,952	(15,383)	-25.7%
Other	19,913	17,944	1,969	11.0%
Total OEM Solution Revenue	225,178	246,265	(21,087)	-8.6%

Total Symmetry Surgical Revenue	$78,771	28,273	50,498	178.6%

Total Revenue	$303,949	$274,538	$29,411	10.7%

The $21,087 decrease in our OEM Solutions revenue resulted from decreased customer demand within our instruments, implants and cases product lines, in addition to unfavorable foreign currency exchange rate fluctuations of $3,649.  These reductions were partially offset by increased demand in our other product line. Overall, we experienced reduced revenues of 8.5% from our five largest OEM customers which drove the primary decrease in revenue.  OEM Solutions Instrument revenue decreased $2,736. This decrease was driven by lower revenue from our top five largest OEM customers of $2,998 related primarily to fewer and smaller customer launches, as well as unfavorable foreign currency fluctuation of $346, offset by increased demand from other customers.  OEM Solutions Implant revenue decreased $4,937, driven by decreased revenue from our top five largest OEM customers of $4,703 as well as unfavorable foreign currency exchange rate fluctuations of $1,574, offset by increased demand from other customers. Cases revenue decreased $15,383 due primarily to lower revenue from our top five largest OEM customers of $7,920 associated with fewer and smaller customer launches. In addition, the decrease relates to soft customer demand in other medical industries as well as unfavorable foreign currency exchange rate fluctuations of $1,363.  Increase in our OEM Solution Other product revenue was driven by increased demand and favorable pricing, offset by unfavorable foreign currency exchange rate fluctuations of $366.

The $50,498 increase in Symmetry Surgical revenue for the nine month period ended September 29, 2012 as compared to 2011 was primarily the result of the acquisition of the Codman surgical instruments business in December 2011 and Olsen Medical in August 2011 which added $46,612 of revenue in 2012 compared to the same period 2011. Excluding the contributions of the acquired businesses, revenue increased $3,886 due to broader product offerings and additional direct sales representation as compared to the prior year period.

Gross Profit.  Gross profit for the nine month period ended September 29, 2012 increased $22,836, or 39.8%, to $80,141 from $57,305 for the comparable 2011 period. Gross margin as a percentage of revenue increased 5.5%, to 26.4% for the nine month period ended September 29, 2012 from 20.9% for the comparable 2011 period.

	Nine Months Ended
	September 29, 2012
		As a %
	Dollars	of Revenue
	(unaudited)

2011 period reported gross profit	$57,305	20.9%
Change in organic sales	(2,829)	0.0%
Impact of acquisitions	29,129	6.4%
Foreign currency impact	(719)	0.0%
Manufacturing costs and other	(2,745)	-0.9%
2012 period reported gross profit	$80,141	26.4%

Gross profit was favorably impacted by $29,129 due to the acquisitions of Olsen Medical and Codman surgical instruments within our Symmetry Surgical segment. Olsen Medical was acquired during third quarter 2011 and therefore contributed slightly to gross profit in the prior year period. The Codman surgical instruments business was acquired subsequent to October 1, 2011, therefore did not contribute to gross profit in the prior year period. Excluding the impact of newly acquired businesses and the change in foreign exchange rates, organic revenue declined by $13,552 which adversely impacted gross profit by approximately $2,829. Further, the adverse impacts to gross profit from manufacturing costs relate primarily to our decreased leveraging of overhead costs resulting from lower OEM Solution sales volume, partially offset by improvements in scrap and consumables, and efficiencies resulting from our lean initiatives.

Research and Development Expenses.  For the nine month period ended September 29, 2012, research and development expenses remained relatively flat to the comparable period in 2011.

Sales and Marketing Expenses.  For the nine month period ended September 29, 2012, sales and marketing expenses increased $6,514 or 48.8%, to $19,868 from $13,354 in the comparable period in 2011. Significant items which impacted sales and marketing expenses included:

	Nine Months Ended
	September 29, 2012
		As a %
	Dollars	of Revenue
	(unaudited)

2011 period reported Sales and Marketing expenses	$13,354	4.9%
Impact of acquisitions	8,091
Foreign currency impact	(104)
Other	(1,473)
2012 period reported Sales and Marketing expenses	$19,868	6.5%

The impact of acquisitions reflects higher costs from the acquisitions of Olsen Medical and Codman surgical instruments business, related primarily related to employee compensation in our Symmetry Surgical segment.

General and Administrative Expenses.  For the nine month period ended September 29, 2012, general and administrative expenses (“SG&A”) increased $6,247 or 23.9%, to $32,331 from $26,084 in the comparable period in 2011. Significant items which impacted general and administrative expenses included:

	Nine Months Ended
	September 29, 2012
		As a %
	Dollars	of Revenue
	(unaudited)

2011 period reported General &Administrative expenses	$26,084	9.5%
Impact due to acquired businesses	2,274
Change in amortization of intangible assets	3,899
Management transition expenses	(2,989)
Change in stock compensation	2,538
Foreign currency impact	(166)
Other	691
2012 period reported General & Administrative expenses	$32,331	10.6%

The impact due to acquired businesses reflects higher costs from the acquisitions of Olsen Medical and Codman primarily related to higher employee sales and marketing compensation in our Symmetry Surgical segment. Additionally, intangible assets were acquired with both Olsen Medical and Codman which resulted in an increase of amortization expense. Stock compensation increased during 2012 due to performance based restricted stock awarded in 2012. Additionally, other expense increased as a result of professional service fees that have been incurred during the nine month period ended September 29, 2012 related to legal entity restructuring expenses and other tax planning initiatives that did not occur during 2011. Management transition expenses, which primarily consist of stock and incentive compensation, of $3,163 were incurred in the 2011 period related to the appointment of our new CEO with $174 incurred in 2012.

Facility Closure and Severance.  Results of Operations include pre-tax charges of $596 and $2,526 for the nine months ended September 29, 2012 and October 1, 2011, respectively, associated with employee cost efficiency actions and employee severance costs.   As of September 29, 2012, severance accruals related to these cost reduction and efficiency actions totaled $208 and were included in other accrued liabilities in the consolidated balance sheets.

Operating Income (loss).

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
		As a %		As a %		As a %		As a %
	Dollars	of Revenue	Dollars	of Revenue	Dollars	of Revenue	Dollars	of Revenue
	(unaudited)

2011 period reported operating income (loss)	$21,311	8.5%	$330	1.2%	$(9,331)	-3.3%	12,310	4.5%
Impact of gross profit and SG&A	(4,272)	-1.1%	14,941	18.1%	(561)	0.2%	10,108	2.9%
Facility closure and severance	1,008	0.4%	(186)	-0.2%	1,108	0.3%	1,930	0.6%
2012 period reported operating income (loss)	$18,047	7.8%	$15,085	19.1%	$(8,784)	-2.8%	$24,348	8.0%

On a consolidated basis, operating income (loss) increased $12,038, or 97.8% for the nine month period ended September 29, 2012 as compared to the 2011 period due to an increase in Symmetry Surgical operating income of $14,755, as well as a decline in Unallocated costs of $547 partially offset by a decline in OEM Solutions operating income of $3,264. Symmetry Surgical operating income increased by $14,755 and was 19.1% of segment revenue in the 2012 period as compared to 1.2% in the prior year. The year over year increase was primarily due to the acquisitions of Olsen Medical and Codman as discussed previously. The decline in the Unallocated operating loss is related primarily to the reduction in management transition expenses of $2,989 associated with the appointment of our new CEO in 2011. OEM Solutions operating income declined by $3,264 and was 7.8% of segment revenue in the 2012 period as compared to 8.5% in the prior year period due to declines in revenue and gross profit partially offset by the lower impact of facility closure and severance costs.

Other (Income) Expense.  Interest expense for the nine month period ended September 29, 2012 increased $12,151, or 441.2%, to $14,905 from $2,754 for the comparable period in 2011. This increase is attributable to the increase in debt of $121,052 as compared to third quarter 2011, of which the Bank Term Loan bears interest at 14%. Additionally, our applicable margin applied to variable rate debt increased by 150 basis points due to our increased leverage ratio associated with our 2011 acquisitions of Olsen Medical and Codman surgical instruments.

The derivatives valuation gain consists of foreign currency forward contracts entered into which are used to mitigate the effect of changes in the foreign exchange rates on net income. We recorded a gain of $179 for the nine months ended September 29, 2012, which is a result of fluctuation in the Euro versus the US Dollar.

Other income for the nine month period ended September 29, 2012 and October 1, 2011 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Provision for Income Taxes. Our effective tax rate was 39.1% for the nine month period ended September 29, 2012 as compared to 32.4% for the nine month period ended October 1, 2011. Provision for income taxes increased by $1,079, or 37.2%, to $3,980 for the nine month period ended September 29, 2012 from $2,901 for the comparable 2011 period due to a $1,219 increase in pre-tax income.   Our effective tax rate in 2012 differed from the U.S. Federal statutory rate of 35% primarily due to the unfavorable impact of state taxes. Our effective tax rate increased from 32.4% in the 2011 period as compared to 39.1% in 2012 due primarily to increased pre-tax income in the United States principally related to the acquisitions of Olsen Medical and the surgical instruments business of Codman.

 Liquidity and Capital Resources

Liquidity

Our principal source of liquidity in the nine month period ended September 29, 2012 was cash generated from operations.  Principal uses of cash in the nine month period ended September 29, 2012 included capital expenditures and debt service. We expect that our principal uses of cash in the future will be to finance working capital, pay for capital expenditures, service debt and fund possible future acquisitions.

We believe our cash resources will permit us to stay committed to our strategic plan of increasing our share in the orthopedic market and expanding into other medical device segments and growing the business.

Operating Activities.  Operating activities generated cash of $51,960 in the nine month period ended September 29, 2012 compared to $18,198 for the nine month period ended October 1, 2011, an increase of $33,762.  The increase in cash from operations is primarily a result of the reduction in working capital.  Net cash provided by working capital for the nine month period ended September 29, 2012 was $26,280 higher than the comparable 2011 period. Aggregate adjustments for non-cash items positively impacted operating cash flows by $7,342 primarily due to an increase in the amortization of intangible assets, debt issuance costs and interest paid-in-kind of $3,899, $1,036 and $1,002, respectively.

Investing Activities. Investing activities used $8,809 of cash in the nine month period ended September 29, 2012 compared to $21,313 in the nine month period ended October 1, 2011. Investing activities for the nine month period ending September 29, 2012 consisted of $9,128 for capital expenditures. The nine month period ended October 1, 2011, consisted of $10,426 for capital expenditures, as well as $11,000 related to the acquisition of Olsen Medical.

Financing Activities.  Financing activities used $49,735 of cash in the nine month period ended September 29, 2012 compared to cash generated of $8,588 in the nine month period ended October 1, 2011, due primarily to payments on our Bank Revolver, short term borrowings and bank term loans and capital lease obligations. The nine month period ended October 1, 2011, included $7,500 of net proceeds from our Bank Revolver that reflects the incremental $11,000 of borrowings to fund the Olsen Medical acquisition.

Capital Expenditures

Capital expenditures totaled $9,128 for the nine months ended September 29, 2012, compared to $10,426 for the nine month period ended October 1, 2011. Expenditures were primarily for increased automation and replacement of existing equipment, as well as continued expansion and capability enhancement efforts in our Malaysia and Ireland facilities. We have also continued to enhance our automation as well as software costs associated with our Symmetry Surgical Epicor system implementation during 2012.

Debt and Credit Facilities

As of September 29, 2012, we had an aggregate of $224,642 of outstanding indebtedness, which consisted of $109,000 of borrowings on our Bank Revolver; $47,222 of a Bank Term Loan; $65,666 of Term Notes; $718 of borrowings under our Malaysia short-term credit facility; and $2,036 of capital lease obligations. We had two outstanding letters of credit as of September 29, 2012 in the amounts of $2,000 and $100.

Our Amended Credit Agreement and Term Notes contain various financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA and minimum fixed charges ratio of EBITDA and a $30,000 letter of credit sublimit. As of September 29, 2012, the most restrictive covenants per the Corporation’s lending arrangements included the debt to EBITDA covenant ratio to be less than 4.50:1, and our ratio was approximately 3.7:1. The minimum interest coverage ratio requires us to be greater than 1.15:1, and our ratio at September 29, 2012 was approximately 1.7:1.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the Amended Credit Agreement. We had two letters of credit outstanding as of September 29, 2012 in the amounts of $2,000 and $100.

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

We incurred minimal capital expenditures for environmental, health and safety in the nine month periods ended September 29, 2012 and October 1, 2011

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 31, 2011, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the nine months ended September 29, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our exposure to these risks, at the end of the third quarter covered by this report, has not changed materially since December 31, 2011.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 29, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is provided pursuant to Item 703 of Regulation S-K:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (0r Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2012	647	$8.58	-	-

The shares repurchased represent shares of our common stock that employees elected to surrender to the Corporation to satisfy their tax withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished with this document.*
101.INS	XBRL Instance Document. ~
101.SCH	XBRL Taxonomy Extension Schema Document. ~
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ~
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ~
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ~
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ~

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

November 8, 2012

