Form 10-K
period 2012-12-29
Symmetry Medical Inc.
filed 2013-03-08
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of voting stock of Symmetry Medical Inc. held by non-affiliates of the Registrant as of June 30, 2012, based on the closing price was $8.58, as reported by the New York Stock Exchange: Approximately $314.2 million.

The number of shares outstanding of the registrant’s common stock as of March 1, 2013 was 37,294,465.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Registrant’s 2013 Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

ii

PART I

Item 1.  Business

(Dollars in thousands, unless otherwise noted)

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

During fiscal year 2012, Symmetry’s OEM Solutions business generated revenue of $303,265, derived primarily from the sale of products to the orthopedic device market and other medical markets. Our Total Solutions® approach is supported by an experienced team of designers, development engineers, logistics specialists and by our global sales force that works with our customers to coordinate the design and manufacture of products. During fiscal year 2012, Symmetry Surgical generated revenue of $107,240 from the sale of a broad range of reusable stainless steel and titanium surgical hand-held instruments, single use instruments, sterilization containers and disposable surgical instruments directly to hospitals and other sites of care. We expanded our Symmetry Surgical segment with the acquisition of the surgical instruments business of Codman & Shurtleff, Inc. (“Codman”), a Johnson & Johnson company, on December 29, 2011.

History

Our business was established in 1976 as a supplier of instruments to orthopedic device manufacturers and Symmetry Medical Inc. was incorporated in Delaware on July 25, 1996. Over the past seven years, we have made eight acquisitions which has expanded our customer base, enhanced our product offerings and extended our product lines.

On August 15, 2011, the Corporation acquired PSC Industries’ Olsen Medical division for $11,000 in cash. Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories. Olsen Medical’s products are primarily sold in the U. S. and internationally through distributors.

On December 29, 2011, the Corporation acquired the surgical instruments business of Codman for $165,687 in cash. Codman distributes surgical instruments and sterile disposable surgical products directly to hospitals. The addition of Codman allows us to offer an expanded array of medical instruments and related products, expand our intellectual property, trademarks, and regulatory approvals, and provide an instrument procurement center and personnel located in Tuttlingen, Germany. Codman’s products are primarily sold in the U.S. by a direct sales force and internationally through distributors.

OEM Solutions Business Segment

Our OEM Solutions business is a leading global source of innovative medical device solutions, including surgical instruments, orthopedic implants, and sterilization cases and trays. We design, develop and offer worldwide production and supply chain capabilities for these products to customers in the orthopedic industry and other medical device markets (including but not limited to arthroscopy, dental, laparoscopy, osteobiologic, and endoscopy segments). We also manufacture specialized non-healthcare products, primarily in the aerospace industry. Our trusted reputation and brands, broad intellectual property portfolio and commitment to innovation enable us to collaborate with hundreds of global medical device manufacturers to provide solutions for today’s needs and tomorrow’s growth.

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

Our Total Solutions® offering is based on:

•	Comprehensive Offerings. We can support our customers’ new product offerings from product concept through market introduction and thereafter, by providing seamless design, engineering, prototyping and manufacturing offerings.
•	Single Source for Complete Systems. We assist our customers in developing new implants, and we design and produce instruments for implant-specific surgical procedures. We also provide customized cases that provide a secure, clearly labeled and well organized arrangement of instruments and devices.
•	Proprietary Symmetry Instruments and Cases. Our established lines of proprietary products allow our customers to complete their proprietary implant systems and bring them to market sooner.
•	Precision Manufacturing Expertise. Our extensive expertise and know-how enable us to produce large volumes of specialized products to our customers’ precise standards, which we believe makes us a supplier of choice to the largest orthopedic companies as well as the broader needs of smaller customers. Our core production competencies include net shaped forging, precision casting, thermo forming, precision sheet metal working and machining/finishing. Over the past several years, we developed high precision machining capabilities to better serve the spine implant market.
•	Quality and Regulatory Compliance. Our quality systems are based upon and in compliance with International Organization for Standardization (“ISO”) requirements and, where applicable, United States Food and Drug Administration (“FDA”) regulations. We believe our level of quality and regulatory compliance systems meet or exceed our customers’ expectations. We continue investing in this area to strengthen our leadership position.
•	Global Reach. Our manufacturing capabilities in the U.S., United Kingdom, France, Ireland and Malaysia allow us to offer single-source products to our multinational customers and the benefits of scale to our smaller customers, and the geographic breadth of our experienced sales force effectively brings our Total Solutions® approach to customers around the globe.

We believe that our Total Solutions® approach offers a number of benefits to our customers, including:

•	Shorter Time to Market. Our design, engineering and prototyping skills, as well as our ability to transition seamlessly from product development to production of implants, instruments and cases, enable our customers to reduce time to market for their new products.
•	Reduced Total Product Acquisition Costs. Our comprehensive offerings, including design, engineering, prototyping, project management, production and inventory control, allow our customers to reduce their procurement costs and inventory levels, resulting in lower product acquisition costs.
•	Increased Focus on Marketing and Research and Development Efforts. Our extensive production capabilities and comprehensive offerings provide a one-stop outsourcing solution and allow our customers to focus their resources on their design, development and marketing efforts.

•	Rationalized and Reliable Supply Chain. Our scale, scope of products and Total Solutions® approach allow large orthopedic companies to reduce their number of independent suppliers and streamline their operations.
•	Enhanced Product Consistency on a Global Basis. Our extensive production platform, Total Solutions® approach and international presence allow us to meet global demand for orthopedic devices, which is expected to continue to increase.
•	A Strategic Partner for Smaller Companies and Start-ups. Quality and regulatory systems and experience to support prototype through finished product for start-up and smaller companies looking for a strategic global supply chain partner.

Over the past several years, we have further developed our Total Solutions® offering through strategic acquisitions which expanded our product offerings to include medical cases and trays to non-orthopedic medical markets, additional patented products, enhanced implant finishing capabilities and minimally invasive instrumentation.

Symmetry Surgical Business Segment

Our Symmetry Surgical business segment, headquartered in Nashville, Tennessee, was created in 2011. The segment arose from the integration of the Codman surgical instruments and Olsen Medical lines with our Corporation’s already existing hospital direct business, Specialty Surgical Instrumentation (“SSI”).

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

We believe our brands which include SYMMETRY, BOOKWALTER® Retractor Systems, OPTI-LENGTH® Extended Length Surgical Instruments, QUAD-LOCKTM Sterilization Container Systems, RAPIDCLEAN® Detachable Kerrison Rongeurs, CLASSIC PLUS® and CLASSIC® Surgical Instruments, GREENBERGTM Neurosurgical Retractor System, KARLINTM Surgical Instruments, MAGNAFREE® Non-Magnetic Surgical Instruments, FLASHPAKTM, OLSENTM, RILEYTM, ULTRATM, and ACCESS SURGICALTM, are very well respected by clinicians and hospital customers and are backed by intellectual property.

We believe Symmetry Surgical has an appealing offering for customers in the over 100 countries we serve. Symmetry Surgical sources its products from instrument manufacturers in Tuttlingen, Germany and other regions, as well as from Symmetry’s OEM Solutions business. Symmetry Surgical focuses on products that are not competitive with Symmetry’s OEM Solutions customers.

In 2011, we completed the two acquisitions that led to the creation of our Symmetry Surgical business segment that previously consisted of our SSI hospital direct business. On August 15, 2011, for $11,000 in cash, we acquired certain assets of Olsen Medical, a division of PSC Industries, Inc., a privately-owned world leader in the design, development and manufacture of electrosurgical instruments and accessories. Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories. Olsen Medical’s products are primarily sold through our wholly-owned subsidiary, Symmetry Surgical, as well as distributors in the U.S. and internationally.

On December 29, 2011 we acquired the surgical instruments product portfolio from Codman & Shurtleff, Inc., a Johnson & Johnson Company, for $165,687 in cash. This transaction included certain U.S. and Germany-based personnel, as well as the acquisition of inventory, intellectual property, trademarks, regulatory approvals, and an instrument procurement center located in Tuttlingen, Germany. As part of the transaction, Codman & Shurtleff, Inc. provided Symmetry Surgical with transition services. The majority of these services, including U.S. distribution, global quality and regulatory, and distribution through Codman affiliates outside the U.S. terminated in September 2012. Distribution services continue in isolated international markets through the duration of regulatory approval of license transfer.

Symmetry Surgical markets and distributes products to hospitals and other sites of care in the U.S., as well as in over 100 additional countries around the world. Symmetry Surgical is home to our administrative services as well as customer service, distribution, and western hemisphere sourcing. Our Tuttlingen, Germany facility provides sourcing and quality services for products procured in Germany, as well as other regions of the world. Our U.S.-based marketing team collaborates with Symmetry engineers and product developers to create a product pipeline that addresses unmet needs for the surgical specialties which we serve in the product categories in which we compete.

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

Symmetry Surgical’s products are subject to our rigorous quality standards and are only made available to the commercial marketplace after passing inspection tests and appropriate regulatory approvals. Commercial demand is generated by both direct sales representatives and geographically defined authorized distributors in the U.S. as well as many distributors outside the U.S. Symmetry Surgical does not maintain a direct sales force outside the U.S., although we plan to establish regionally-based marketing and business development teammates to collaborate with country-based distributors to generate demand and reinforce Symmetry Surgical’s standards for marketing, sales, and compliance. Sales outside the U.S. are accomplished through authorized distributors who purchase products from us and then sell the products to the final customer. Country-based distributors are accountable for inventory and accounts receivable in local markets. In the U.S., our direct representatives are compensated in a variety of manners, including commission and base salary. U.S. based distributors are compensated via commission for end customer sales processed by Symmetry Surgical. U.S. customer and global distributor orders are processed at our Nashville, TN headquarters and distributed by third party carriers and freight forwarders worldwide. During the period of transition services provided by Codman & Shurtleff, Inc., Symmetry Surgical sold products to Codman’s U.S. affiliate who, in turn, distributed the products to other Codman affiliates worldwide.

Our Symmetry Surgical offering is based on:

•	Comprehensive Offerings. We provide a wide range of surgical products to a wide array of surgical specialties. We offer approximately 25,000 different products that may be typically used in surgical specialties related to spine, general/obstetrics/gynecology, microsurgery/neurosurgery, orthopedics, laparoscopy, cardiovascular, thoracic and general surgery in the hospital setting as well as surgery centers and in select physician offices.
•	Proprietary Branded Products. With brands including SYMMETRY, BOOKWALTER® Retractor Systems, OPTI-LENGTH® Extended Length Surgical Instruments, QUAD-LOCKTM Sterilization Container Systems, RAPIDCLEAN® Detachable Kerrison Rongeurs, CLASSIC PLUS® and CLASSIC® Surgical Instruments, GREENBERGTM Neurosurgical Retractor System, KARLINTM Surgical Instruments, MAGNAFREE® Non-Magnetic Surgical Instruments, FLASHPAKTM, OLSENTM, RILEYTM, ULTRATM, and ACCESS SURGICALTM that are very well respected by clinicians and hospital customers and intellectual property-backed products, Symmetry Surgical has an appealing offering for customers in a multitude of specialties.
•	Quality and Regulatory Compliance. Our quality systems are based upon and in compliance with International Organization for Standardization (“ISO”) requirements and, where applicable, United States Food and Drug Administration (“FDA”) regulations. We believe our level of quality and regulatory compliance systems meet or exceed our customers’ expectations. We continue investing in this area to strengthen our leadership position.
•	Global Reach. Commercial demand is generated by both direct representatives and geographically defined authorized distributors in the U.S. as well as scores of distributors outside the U.S.

Symmetry Surgical does not maintain a direct sales force outside the U.S. although we plan to establish regionally-based marketing and business development teammates to collaborate with country-based distributors to generate demand and re-enforce Symmetry Surgical’s standards for marketing, sales, and compliance. Symmetry Surgical has an appealing offering for customers in the over 100 countries we serve.

We believe Symmetry Surgical offers a number of benefits to our customers, including:

•	Rationalized and Reliable Supply Chain. Our scale and scope of products allow our customers to reduce their number of suppliers and streamline their supply chain. Our Tuttlingen, Germany facility provides sourcing and quality services for products procured in Germany, as well as other regions of the world.
•	Research and Development Efforts. Our extensive product portfolio continues to expand through additions of products based on our own innovation and intellectual property. We also collaborate with surgeons to provide design, development, prototyping, quality and regulatory registration and marketing efforts on proprietary products.
•	Enhanced Products on a Global Basis. Our extensive product portfolio allows us to meet our customers’ needs across numerous locations (one of our larger U.S. customers has over 1,400 locations) on a timely basis. We also provide these products and services to customer in over 100 countries.

Our Symmetry Surgical segment has gone from no sales six years ago to over 26% of our total sales in 2012.

Business Strategy

Our business strategy is to grow revenue faster than the overall orthopedic market as a supplier to Orthopedic OEM customers, to diversify our revenue base by expanding our direct to hospital surgical instruments business in a manner that is non-competitive with our OEM customers, and to leverage our experiences in Symmetry Surgical and our other strengths to expand our OEM solutions business into adjacent medical device segments. The key elements of our business strategy are to:

OEM Solutions Focus:

•	Develop Strategic Relationships With Our OEM Customers Through Access to Key Decision Makers. Our scale, scope of products and Total Solutions® approach position us as an important partner with our customers. This position of trust and insight provides access to key decision makers with whom we intend to continue to build strategic relationships.
•	Capitalize on Our Total Solutions® Approach. We believe that our Total Solutions® approach shortens product development cycles, reduces design and manufacturing costs, and simplifies purchasing and logistics. We intend to aggressively market these benefits to our customers as they continue to look for suppliers who can support needs beyond manufacturing capabilities.
•	Increase Our Presence In Adjacent Medical Device Surgical Specialties By Diversifying Our Revenue Base and Expanding Our Sales Channels to Market. Our 2011 acquisitions of Olsen Medical and the Codman surgical instruments portfolio created a larger footprint in the surgical instruments market and a presence in a wide array of surgical interventions — both domestically and abroad. We will continue to grow this channel and will work to leverage this exposure to clinicians, Operating Room (“OR”) Directors, hospital material managers, and hospital central sterilization to identify unmet needs for product development that we can bring to our OEM customers in orthopedics and appropriate medical device adjacencies.
•	Increase Sales to Existing Customers by Cross-Selling Products and Offerings. Our cases are currently sold in nearly every segment of the medical device market. We believe that our diverse customer base offers us a natural entry point to new orthopedic and non-orthopedic customers for our implants, instruments, and other products we may innovate or acquire, and we plan to utilize our access to these customers through the case business to cross-sell these products.

•	Leverage Manufacturing Skills. We have continued to expand our manufacturing capacity and design resources and update our manufacturing and development equipment. We intend to continue to leverage our investments in sophisticated equipment and manufacturing know-how to expand our existing customer relationships and to obtain new customers. This includes not only manufacturing competencies, but also support processes such as statistical process quality control and information management.
•	Symmetry Business System. Like many companies, we are faced with intensifying competition requiring cost reduction initiatives. Benchmarking best practices from companies such as Toyota, Danaher, and General Electric — who all have successfully launched their own improvement based programs around Six Sigma, Toyota Production Systems, and Lean manufacturing — in 2011 we began a journey of continuous improvement with the creation and roll-out of the Symmetry Business System (SBS). The SBS is a business process supported by lean tools and a culture of continuous improvement in all facets of the business. Lean is a philosophy of eliminating non-value-adding operations, equipment, and resources. It is our belief that anything that does not add value is waste, such as injuries, defects, excess inventory, over-production, waiting time, motion, transportation, and processing waste. The SBS process will drive the Corporation through a continuous cycle of change and improvement around processes and daily accountability to improve performance. Guiding all efforts is the simple focus on customer-facing priorities to include quality, lead-times, delivery, cost, and innovation. We believe that SBS will be a unique and a clear differentiator for our customers and our core business. We will continue to refine the tools over time and ensure we remain focused on value creation which is based on the voice of the customer.
•	Increase New Product Offerings and Increase Gross Margin. Our research & development team and our Design and Development Centers provide expertise and coordination for our design, engineering and prototyping offerings as well as internally innovated products. We intend to use this dedicated expertise to develop intellectual property and expand our line of innovative and independently developed instruments and cases and to generate additional development projects with our customers that will lead to increased sales and long-term manufacturing opportunities.
•	Collaborate With Emerging Companies. We believe that new and innovative medical device companies are creating a meaningful market presence and that our Total Solutions® approach positions us to help these companies, many of which may have limited resources, manage their product manufacturing and logistic services.
•	Continued Global Presence. We believe that we can best serve the marketplace with a broad range of manufacturing capabilities, including facilities in close proximity to our customers’ manufacturing and development centers, in high technology/specialized centers, in low cost labor countries, and in markets that provide us with exposure to end consumers to allow us to better serve their needs. Our investments in manufacturing infrastructure will continue to adhere to this approach.
•	Leverage Technology and Manufacturing Capacity. Our expertise in metal processing and, in particular, high integrity net shape forging enables us to utilize capacity and leverage infrastructure by pursing a role as a niche supplier in certain other markets, such as the aerospace sector, where we supply engine aerofoil blades and other similar parts.

Symmetry Surgical Focus:

•	Develop Strategic Relationships With Large Hospital Customers Through Access to Key Decision Makers. Our scale and expansive scope of products positions us as an important partner with our customers. This position gives us access to key decision makers with whom we intend to continue to build strategic relationships and serve their multiple hospital sites.
•	Continue to Increase Our Presence In Surgical Specialties By Diversifying Our Revenue Base and Expanding Our Sales Channels to Market. The 2011 acquisitions of Olsen Medical and the Codman surgical instruments portfolio give us a larger footprint in the surgical instruments market and a presence in a wide array of surgical interventions — both domestically and abroad. We will continue to grow this channel serving clinicians, operating room directors, hospital material managers, and hospital central sterilization to identify unmet needs for product development that we can bring to our direct customers, all while not competing with our OEM Solutions customers.
•	Leverage Sales Synergies by Cross-Selling Products and Offerings. Our SSI unit sold approximately 10,000 products. With the addition of Olsen Medical and Codman product lines, our Symmetry Surgical segment now offers approximately 25,000 products to our global customers. We believe we can leverage the sales synergies created by this expansive product offering across these customers and our sales teams to generate increased revenue.
•	Increase New Product Offerings. Our new product development team identifies and provides solutions to the unmet needs of our customers. We intend to use this dedicated expertise to develop intellectual property and expand our line of innovative and independently developed instruments and cases.
•	Continue to Expand our Collaboration With Proprietary Products. We believe that comprehensive product offerings and global customer contacts offer new and innovative medical companies a meaningful channel to market, enabling us to realize revenue through helping these companies bring their products to market, manufacturing those products, and providing logistic services.

Symmetry Products

In our OEM Solutions business we design, develop and manufacture implants, related surgical instruments and cases for orthopedic device companies. We also design, develop and manufacture products for companies in other medical device markets, such as dental, osteobiologic and endoscopy, and we provide specialized products used in the aerospace market. In our Symmetry Surgical business we procure, market and sell reusable general surgical instruments used in the operating room and purchased by clinicians, operating room directors, and hospital material managers. In addition, we also sell other ancillary products, including instrumentation, fiber optic light sources and non-toxic enzymatic detergent. Our revenue from the sale of instruments, implants, cases and other products through our OEM Solutions segment represented 73.9% of our total revenue in fiscal 2012 with each product category representing 38.0%, 33.6%, 19.3% and 9.1%, respectively, compared with 36.1%, 32.3%, 23.7% and 7.9%, respectively, of our OEM Solutions revenue in fiscal 2011. Revenue from Symmetry Surgical represented 26.1% of our revenue in fiscal 2012 as compared to 11% in fiscal 2011.

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

Symmetry Surgical — General Surgical Instruments and Related Products

We distribute a wide array of general surgical instruments directly to hospitals and other sites of care. These instruments comprise retracting, cutting, dissecting, grasping, cauterizing, ligating, coagulating, hot blade cutting, and bi-polar and mono-polar instruments — both reusable and disposable instruments. Most of these instruments are sold into operating room settings, including neurology, orthopedics, ophthalmology, ENT, reconstructive, cardiovascular, thoracic, vascular, laparoscopic, gynecology, and general surgery. In some cases products are patent protected and are marketed under well-known brands including: SYMMETRY, BOOKWALTER® Retractor Systems, OPTI-LENGTH® Extended Length Surgical Instruments, QUAD-LOCKTM Sterilization Container Systems, RAPIDCLEAN® Detachable Kerrison Rongeurs, CLASSIC PLUS® and CLASSIC® Surgical Instruments, GREENBERGTM Neurosurgical Retractor System, KARLINTM Surgical Instruments, MAGNAFREE® Non-Magnetic Surgical Instruments, FLASHPAKTM, OLSENTM, RILEYTM, ULTRATM, and ACCESS SURGICALTM. There are over 25,000 products available in our catalog.

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

In addition to supporting our customers’ product development efforts, our Design and Development Centers are continuously developing our own product lines, which we refer to as Symmetry-branded products for our OEM Solutions business, or specific branded products for Symmetry Surgical. We develop products by utilizing years of experience and knowledge, investing in research and development and continually seeking to expand our knowledge of the marketplace by consulting surgeons and other end users of our products. We currently offer over 1,500 Symmetry-branded products in OEM Solutions, including instruments for spine, minimally invasive surgical implant procedures, and hip and knee revision systems. We hold 116 patents, with 60 pending, and are investing to increase our patent estate.

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

Customers

Our OEM Solutions business supplies products primarily to manufacturers in the medical device market. Our customers include large orthopedic device manufacturers, including Biomet Inc., DePuy Orthopaedics, Inc., a subsidiary of Johnson & Johnson, (“DePuy”), Medtronic Inc., Smith & Nephew Plc, Stryker Corp. and Zimmer Holdings, Inc. (“Zimmer”) as well as a wide range of start-up and smaller companies in hip, knee, trauma, spine, and extremities. We also have established relationships, primarily through our case product offerings, with leading medical device manufacturers and distributors in numerous other medical device market segments, including BioHorizons, CareFusion, Karl Storz Endoscopy, Edward Lifesciences and St. Jude Medical Inc. Our Symmetry Surgical business supplies products primarily to hospitals and other sites of care. With the acquisition of the Codman surgical instruments business, Symmetry Surgical has the opportunity to serve every hospital in the U.S. as well as establish a growing presence with hospitals in 107 countries worldwide. Our relationships with sites of care are often through Group Purchasing Organizations, proprietary hospital chains, or government funded institutions.

In our OEM Solutions business we sell to over 650 customers and in our Symmetry Surgical business we sell to over 4,500 customers. Sales to our ten largest customers across total Symmetry represented 59.9% and 68.3% of our revenue in fiscal 2012 and 2011, respectively. Our largest customer, DePuy, accounted for 32.4% of our revenue in fiscal 2012, however excluding the Codman related transitional services agreement, this customer would represent 29.9%. Our two largest customers accounted for 31.6% and 11.2% of our revenue in fiscal 2011 and were, in alphabetical order, DePuy and Stryker Corp. No other customer accounted for more than 10% of our revenue in fiscal 2012 or fiscal 2011. We typically serve several product teams and facilities within each of our largest customers, which mitigates our reliance on any particular customer. Over the past seven years, we have reduced our concentration in the orthopedic industry through various acquisitions, which increased our presence in non-orthopedic markets. Our Symmetry Surgical segment went from no sales six years ago, to over 26% of our total Symmetry sales in 2012.

We sell our products to customers domestically and in a number of regions outside the U.S. In addition, our customers often distribute globally products purchased from us in the U.S. Set forth below is a summary of percent of revenue by selected geographic locations in our last three fiscal years, based on the location to which we shipped our products:

	Fiscal Year Ended
	2012	2011	2010
United States	73.7%	72.8%	74.2%
Ireland	5.4%	6.3%	8.8%
United Kingdom	7.4%	8.2%	7.7%
Other foreign countries	13.5%	12.7%	9.3%
Total revenues	100.0%	100.0%	100.0%

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

Our Symmetry Surgical sales and marketing efforts emphasize the quality, clinical performance, and comprehensive breadth of our product line. Sales and marketing personnel are predominantly located in the U.S., although we are establishing regionally-based marketing leaders to assist in driving growth through our global network of distributors. U.S. sales are through a combination of direct representatives as well as valued distributors in certain geographic regions. Our hospital customers include clinicians, operating room Directors, hospital Materials Management, hospital Central Sterilization, multi-hospital strategic sourcing entities, and Group Purchasing Organizations. Our efforts include: tender opportunities for new or updated operating room where customers seek to outfit a full range of capabilities, new surgeons or new services being added to an existing operating room requiring a specific clinical focus of instruments, introduction of specialized clinical innovation and new products, and replacement of existing products which have reached the end of their life cycle. Our customer interactions often involve training and education in the use of our products. Our sales personnel are technically trained and are based in the territories they serve. This enables us to be responsive to the needs of our customers and actively involved in the planning and developing of future opportunities.

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

Our Symmetry Surgical business does not engage in manufacturing, although it operates quality and procurement centers in the U.S. and Germany. These centers engage with suppliers (including Symmetry Medical’s OEM Solutions business) to manufacture to our specifications. Our manufacturers use raw materials, including plastic, titanium, cobalt chrome, stainless steel and nickel alloys, and various other components in the manufacture of our products. Although we generally believe these materials are readily available from multiple sources for our manufacturers, they may rely on a limited number of suppliers and in some cases on a single source vendor. For example, we are aware that the patented Radel® R plastic, which is designed to withstand intense heat produced during frequent sterilizations, is sourced from a single supplier for use in our plastic cases.

Quality Assurance

We maintain a comprehensive quality assurance and quality control program, which includes the control and documentation of all material specifications, operating procedures, equipment maintenance and quality control methods. Our quality systems are based upon FDA requirements and the ISO standards for medical device manufacturers. We believe that all of our facilities are currently in substantial compliance with regulations applicable to them. For example, in the U.S., France, Malaysia and United Kingdom these regulations include the current good manufacturing practice regulations and other quality system regulations administered by the FDA. Fourteen of Symmetry’s seventeen manufacturing facilities are currently registered with and subject to inspection by the FDA. Our line of standard cases received FDA 510(k) clearance, which can reduce our customers’ burden in obtaining FDA approval. The Europe, Malaysia and specific U.S. based facilities are ISO registered and audited annually. Our facilities have obtained numerous industry-specific quality and regulatory assurance certifications. We have made investments in statistical process controls to improve our overall quality system.

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

Our Symmetry Surgical business competes with a range of large multi-national branded instrument companies including Asculap, CareFusion, and Integra as well as hundreds of smaller, independent suppliers of specific instruments located throughout the world. We compete with our larger competitors on the basis of product quality, breadth of product offering, reputation for sourcing from quality manufacturers, clinically trained sales force, training/education, product performance, value/cost relationship, product availability, innovation, and responsiveness to tender opportunities and other customer needs. We compete with the smaller independent competitors on the basis of breadth of product offering, clinically trained sales force, training/education, product quality, product performance, value/cost relationship, product availability, innovation, and responsiveness to tender opportunities and other customer needs. Independent providers may consolidate and some of our current and future competitors, either alone or in conjunction with their respective parent corporate groups, may have financial resources and research and development, sales and marketing, manufacturing capabilities and brand recognition that are greater than ours.

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

Our research & development team manages our intellectual property across both our OEM Solutions and Symmetry Surgical businesses. Some patents held by our OEM Solutions segment are for products sold by Symmetry Surgical. For those Symmetry Surgical products not manufactured by OEM Solutions, Symmetry Surgical is the patent holder. We currently own 116 total issued patents and have 60 patents pending related to our cases and instruments. These patents expire at various times beginning in 2013 and ending in 2032. We also have 45 issued trademarks and ten (10) pending trademarks. Our policy is to protect technology, inventions and improvements that we consider important through the use of patents, trademarks, copyrights and trade secrets in the U.S. and significant foreign markets. If our products were found to infringe any proprietary right of a third party, we could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or other proprietary information we own and to determine the validity and scope of our proprietary rights.

Employees

As of March 1, 2013 we had 2,520 employees. Our employees are not represented by any unions. We believe that we have a good relationship with our employees.

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

We have “master files” on record with the FDA. Master files may be used to provide confidential detailed information about facilities, processes or articles used in the manufacturing, processing, packaging and storing of one or more medical device components. These submissions may be used by device manufacturers to support the premarket notification process required by Section 510(k) of the federal Food Drug & Cosmetic Act. This notification process is necessary to obtain clearance from the FDA to market a device for human use in the U.S.

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

Executive Officers of the Registrant

Set forth below are the name, age, position and a brief account of the business experience of each of the Corporation’s executive officers as of March 1, 2013.

Name	Age	Position
Executive Officers:
Thomas J. Sullivan	49	President and Chief Executive Officer
Fred L. Hite	45	Senior Vice President and Chief Financial Officer
D. Darin Martin	61	Senior Vice President, Quality Assurance/Regulatory Affairs and Compliance Officer
David C. Milne	45	Senior Vice President of Human Resources, General Counsel and Corporate Secretary
Ronda L. Harris	42	Chief Accounting Officer
Christopher W. Huntington	40	Chief Operating Officer, Symmetry Surgical, Inc.

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

Fred L. Hite has served as Senior Vice President and Chief Financial Officer since March 2004. Mr. Hite served in various capacities at General Electric Industrial Systems, including Finance Manager of General Electric Motors and Controls from 2001 to 2004, Manufacturing Finance Manager from 2000 to 2001, and Finance Manager of Engineering Services from 1997 to 2000. From 1995 to 1997, Mr. Hite served as Sourcing Finance Manager and Commercial Finance Analyst at General Electric Industrial Control Systems. From 1990 to 1995, Mr. Hite served in various finance positions at General Electric Appliances. Mr. Hite received a B.S. in Finance at Indiana University, Bloomington.

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

For information regarding our directors, and additional information regarding our executive officers, see our 2013 Proxy Statement which will be filed with the Securities Exchange Commission no later than 120 days after the end of our fiscal year.

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

Item 1A.  Risk Factors

Our profitability is subject to risks described under this section addressing “Risk Factors.” Although the following are not necessarily the only risks our company faces, our business, financial condition or results of operations could be materially adversely affected by the occurrence of any or all of them.

Risks Related to Our Business

•	We depend heavily on sales to our five largest OEM customers, and our business could be adversely affected if any of them reduced or terminated purchases from us.

A limited number of large orthopedic device manufacturers, all of whom are our customers, control the predominant share of the orthopedic device market. We depend heavily on revenue from the top five companies in the orthopedic industry. Revenue from our ten largest customers represented approximately 59.9% of our revenue in fiscal year 2012 and 68.3% of our revenue in fiscal year 2011. Our largest customer accounted for approximately 32.4% of our revenue in the fiscal year 2012 and 31.6% in fiscal 2011.

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

Success in our Symmetry Surgical segment depends largely upon marketing arrangements with independent sales distributors and sales representatives, in particular their sales and service expertise and relationships with the customers in the marketplace. Independent distributors and sales representatives may terminate their relationships with us or devote insufficient sales efforts to our products. We do not control our independent distributors, and they may not be successful in implementing our marketing plans. Our failure to maintain our existing relationships with our independent distributors and sales representatives could have an adverse effect on our operations. We have experienced turnover with some of our independent sales distributors in the past, which adversely affected short-term financial results while we transitioned to new independent sales distributors. While we believe these transitions have been managed effectively, similar occurrences could happen in the future with different results which could have a greater adverse effect on our operations than we have previously experienced.

•	We are subject to complex and costly regulation.

Our products are subject to regulation by the FDA and other national, federal and state governmental authorities. It can be costly and time-consuming to obtain regulatory clearance and/or approval to market medical products. Clearance and/or approval might not be granted for a new or modified device or other product on a timely basis, if at all. Regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase our costs or reduce sales. Unless an exception applies, the FDA requires that the manufacturer of new medical products or a new indication for use of, or other significant change in, an existing medical device obtain either 510(k) pre-market notification clearance or pre-market approval before those products can be marketed or sold in the U.S. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the product, technology, materials, labeling, packaging, or manufacturing process may also require a new 510(k) clearance. The FDA has proposed changes to its 510(k) pre-market clearance process and although we cannot predict with certainty the future impact of these initiatives, it appears that the time and cost to get many of our medical devices to market could increase significantly. This could impact both our OEM Solutions customers as well as Symmetry Surgical products.

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

We maintains property insurance policies covering physical damage to its equipment, facilities, buildings and inventory; employer’s liability insurance generally covering death or work injury of employees; product liability insurance covering product liability claims arising from the use, consumption or operation of its products; general liability insurance covering certain incidents to third parties that occur on or in the premises of the Corporation; business interruption insurance, and directors and officers liability insurance, among others. Our insurance coverage, however, may not be sufficient to cover all claims. As we expand our Symmetry Surgical sales efforts into multiple international countries it may increase the risk of claims.

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

Our Symmetry Surgical segment relies on our direct sales force. Our competitors may try to recruit our key Symmetry Surgical employees, or certain key employees may elect to leave the Corporation. The loss of key Symmetry Surgical employees could impair our ability to successfully operate the Symmetry Surgical business, resulting in loss of sales and profit.

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

Additionally, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act may soon require us to report on “conflict minerals” used in our products and the due diligence plan we put in place to track whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in certain of our products, disrupt our supply of raw materials, or adversely impact the price that we pay for certain raw materials.

•	Our current and future levels of indebtedness may limit our ability to operate our business, finance acquisitions and pursue new business strategies.

As of December 29, 2012, our total indebtedness, including short-term revolving lines of credit, long-term senior secured debt, subordinated debt and capital lease obligations was $213,133 and we had $102,000 of our $200,000 revolving credit facility remaining available. Our revolving credit facility, maturing in November 2015; our bank term loans, maturing in December 2016; and our senior subordinated term notes, maturing in December 2017, all contain covenants limiting our ability to incur additional indebtedness.

In December 2011, we used a substantial amount of debt to finance the acquisition of the Codman surgical instruments business for $165,687. The Codman acquisition was almost entirely financed through the use of debt, including approximately $50,000 of our line of credit, the addition of $50,000 in bank term loans, plus $65,000 in senior subordinated debt. In the future we may incur additional debt to finance acquisitions, business opportunities, capital expenditures or other capital requirements.

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

Each of our lending arrangements requires timely payments of interest and our Bank Term Loan requires quarterly principal payments which commenced September 2012. Additionally, both lending arrangements include various restrictive covenants where compliance is essential for credit availability. We may be unable to comply with the financial ratios or covenants and, if we fail to do so, we may be unable to obtain waivers from our lenders. Failure to comply with any payment or compliance requirements of our debt would entitle the lenders to, among other things, accelerate the maturity or terminate the availability of credit commitments.

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

As a result of acquisitions, we have accumulated a substantial amount of goodwill, amounting to $229,134 as of December 29, 2012, or 37.9% of our total assets as of such date. Goodwill and certain intangible assets are not amortized but rather are tested for impairment by us annually or more frequently if an event occurs or circumstances develop that would likely result in impairment. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action, unanticipated competition or financial restatements.

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

We have significant international operations and we continue to expand and grow these operations. We have operations in the United Kingdom, France, Ireland, Malaysia and Germany and sales into over 100 countries. Certain risks are inherent in international operations that could have an adverse impact on our business, results of operations or profitability, including, but not limited to:

º	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
º	foreign customers who may have longer payment cycles than customers in the U.S.;
º	tax rates in certain foreign countries that may exceed those in the U.S. and foreign earnings that may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

º	general economic and political conditions in countries where we operate or where end users of our products reside;
º	difficulties associated with managing a large organization spread throughout various countries;
º	changes in governmental approaches to foreign industry;
º	changes in tax, training or other incentives upon which we relied (or rely) in deciding to do business in a particular country;
º	wars, insurrections or other strife;
º	difficulties in enforcing intellectual property rights;
º	compliance obligations under a variety of foreign laws and regulations; and
º	compliance with international laws and regulations, including but not limited to, the U.S. Foreign Corrupt Practices Act by our distributors in global markets.

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

In the past seven years, we have completed eight acquisitions. In 2011 we completed two acquisitions. In August of 2011 we acquired Olsen Medical for $11,000 and in December 2011 we acquired the assets of Codman surgical instruments for $165,687. During 2012 we focused on the integration of these two acquisitions. In the future, we may seek to acquire additional businesses or product lines for various reasons, including providing new product manufacturing capabilities, adding new customers, increasing penetration with existing customers or expanding into new geographic markets. Our ability to successfully grow through additional acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings. These additional efforts could divert the attention of our management and key personnel from our business operations and integration of our recently completed acquisitions. If we complete additional acquisitions, we may also experience:

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

We generate a significant portion of our revenue and incur a significant portion of our expenses in currencies other than U.S. dollars. We have operations in the United Kingdom, France, Ireland, Malaysia and Germany as well as sales in over 100 countries. Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments. To the extent that we are unable to match revenue received in foreign currencies with costs incurred in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results. During 2012, we hedged approximately 80% of our Symmetry Surgical segment exposure as we increased our annual purchases payable in Euros with the addition of the Codman surgical instruments acquisition.

•	We may be adversely affected as a result of the long lead times required for sales of certain new products, including our customer launches.

We often compete for business at the beginning of the development cycle of new medical devices or upon customer redesign of existing medical devices. Our customers generally must obtain clearance or approval from the FDA before commercially distributing their products. Unless exempt, a new medical device must be approved for commercial distribution in the U.S. by the FDA through the 510(k) pre-market Notification Process or, in some cases, through the more burdensome pre-market approval, or PMA, process. In recent years it has taken three to nine months from the date of submission to the FDA to obtain 510(k) clearance and one to three years from the date of submission to the FDA to obtain approval through the PMA process, but in each case the approval may take significantly longer. This results in long lead times for some of our customers’ new products, which may make it difficult in the short term for us to obtain sales of new products to increase revenue or replace any unexpected decline in sales of existing products.

•	We may be adversely impacted by work stoppages, other labor matters, or new labor laws.

Currently, none of our U.S. facilities are unionized. However, over the last 11 years, our employees at two of our locations have engaged in some consideration of becoming unionized, although have decided against doing so. Certain foreign facilities have a works counsel or similar group in place pursuant to applicable local country laws and regulations. In addition, some of our orthopedic device customers and some suppliers have unionized work forces. While we have not experienced any adverse effects from work stoppages or slow-downs at our customers’ or suppliers’ facilities, work stoppages or slow-downs experienced by us, our suppliers or our customers or their suppliers could result in slow-downs or the interruption of production at facilities where our products are made or used. We cannot assure you that we will not encounter strikes, further unionization efforts, new labor laws, or other types of conflicts with labor unions or our employees, which could have an adverse effect on our financial results.

•	If a natural or man-made disaster strikes one or more of our manufacturing and distribution facilities or Information Technology infrastructure, we may be unable to manufacture certain products for a substantial amount of time and our revenue could decline.

We have seventeen manufacturing and distribution facilities located in the U.S., United Kingdom, France, Ireland, Malaysia and Germany. These facilities and the manufacturing equipment and personnel know-how that we use to produce and distribute our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. In the event that one or more of our facilities was affected by a disaster, we would be forced to attempt to shift production to our other manufacturing facilities or rely on third-party manufacturers, and our other facilities or a third-party manufacturer may not have the capability to effectively supply the affected products. Our Symmetry Surgical business provides global distribution from our Nashville, Tennessee headquarters. Should a disaster strike this facility, we would be forced to attempt to shift distribution to another facility in the U.S. or Europe and adversely affect our ability to ship and invoice product. Disruptions to the global transportation network could also affect our ability to ship and invoice product. Although we have insurance for damage to our property and the interruption of our business, this insurance may not be sufficient in scope or amount to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

•	We may experience difficulties, delays, performance impact or unexpected costs from consolidation of facilities.

During 2010, we consolidated U.S. case manufacturing facilities into one location. This consolidation resulted in higher costs and delayed deliveries. In the future, we may be required to further consolidate our operations in order to improve our cost structure, achieve increased operating efficiencies, and improve our competitive standing or results of operations and/or to address unfavorable economic conditions. We may also lose favorable tax incentives or not be able to renew a lease on acceptable terms, resulting in the need to consolidate. As part of these actions, we may further reduce staff, make changes to certain capital projects, close certain production operations and abandon leases for certain facilities that will not be used in our operations. In conjunction with any actions, we will continue to make significant investments and build the framework for our future growth. We may not realize, in full or in part, all of the anticipated benefits and savings from these efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve or maintain all of the resulting savings or benefits to our business or other unforeseen events occur, our business and results of operations may be adversely affected.

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

Our operations are subject to the tax laws, regulations and administrative practices of the U.S., U.S. state jurisdictions and other countries in which we do business. Significant changes in these rules could have a material adverse effect on the results of operations. For example, our effective tax rate reflects the impact of undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are intended to be invested indefinitely outside the U.S. Substantial reform of U.S. tax law regarding tax on certain foreign profits could result in an increase in our effective tax rate, which could have a material adverse effect on our financial results.

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

The regulations to which we and our customers are subject are complex, change frequently and have become more stringent over time. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state levels. The FDA has implemented a substantial 510(k) reform amendment that has changed the requirements and review process. The FDA may also review all current and past 510(k)s to assure they are compliant with current regulatory requirements. These regulations may potentially increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. In 2012, the FDA has required all contract manufacturer companies that produce a finished medical device to register in the Electronic Registration and Listing System (FURLS). If a device requires a premarket approval or notification before being marketed in the US, then the owner/operator needs to submit the FDA premarket submission number (510(k), PMA, PDP, HDE). The FDA has also implemented new Device Registration and Listing requirements requiring all contract manufacturers and sterilizers of finished devices to register and list regardless of whether they put the device into commercial distribution or return the device to the manufacturer or specification developer will therefore also be subject to potential future FDA audit inspections. Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we sell our products in foreign countries, we may be subject to rigorous regulation in the future. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated revenue.

•	If our customers fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals to commercially distribute our future products our ability to sell our products could suffer.

Some of our products are subject to rigorous regulatory pre-approval by the FDA and other federal, state and foreign governmental authorities. Our customers are typically responsible for obtaining the applicable regulatory approval for the commercial distribution of our products. The process of obtaining this approval, particularly from the FDA, can be costly and time consuming, and there can be no assurance that our customers will obtain the required approvals on a timely basis, if at all. The FDA, for example, assigns medical devices to one of three classes which determine, among other things, the type and degree of FDA approval required to commercially distribute the device in the U.S. We produce Class I, II and III devices. Class I devices are deemed to present little risk to patients and are generally exempt from FDA approval requirements. Class II devices can generally be commercially distributed only after the device has received 510(k) clearance. The FDA will clear marketing of a medical device through the 510(k) process if certain design, testing and validation requirements are met and it is demonstrated that the device is “substantially equivalent” to a device that was legally marketed prior to May 28, 1976, or to another commercially available device subsequently cleared through the 510(k) Pre-Market Notification process. This process generally takes three to six months, but recently has taken substantially longer, up to nine months or more, due to increased review time and scrutiny of requirements to assure a more safe and effective product. Before a Class III device can be commercially distributed in the U.S., a pre-market approval, or PMA, must be obtained from the FDA. The PMA process can be expensive and uncertain, requires detailed and comprehensive scientific and other data and generally takes between one and three years, but may take significantly longer. The commercial distribution of any products we develop that require regulatory clearance may be delayed. In addition, because we cannot assure you that any new products or any product enhancements we develop for commercial distribution in the U.S. will be exempt from the FDA market clearance requirements or subject to the shorter 510(k) clearance process, the regulatory approval process for our products or product enhancements may take significantly longer than anticipated by us or our customers.

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

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act (H.R. 3590) and the Health Care and Education Reconciliation Act (H.R. 4872). To help offset the cost of the healthcare reforms provided therein, the legislation imposes a 2.3% excise tax on all domestic sales of medical devices after December 31, 2012. With the addition of the 2.3% excise tax, the medical device industry will bear a significant additional cost burden, or be required to find ways to pass such costs on to its customers. We cannot predict with certainty the ultimate effect the federal health care reform will have on us. Many of the details of the federal legislation have not yet been finalized or are slated for implementation in the future. Accordingly, while it is too early to estimate the ultimate impact of the excise tax or any health care reform, in general, on our business, the legislation could have a material adverse effect on our customers’ businesses and our business, cash flows, financial condition and results of operations.

Effective August 1, 2013, certain manufacturers of medical devices covered by Medicare, Medicaid, and the Children’s Health Insurance Program who make payments or other transfers of value to physicians and teaching hospitals will be required to track and report such payments and transfers under the regulations known as the National Physician Payment Transparency Program. Efforts to comply with these requirements may result in an increase in operational expenses and a diversion of management’s time from other business activities and failure to comply fully could cause the Corporation to incur costs and expenses associated with remedial compliance or fines.

•	In recent years, changing laws and increasingly complex corporate governance and public disclosure requirements could have an adverse effect on our business and operating results.

Changing laws, regulations and standards, including those relating to corporate governance and public disclosure such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and recently enacted SEC regulations, have created additional compliance requirements for companies such as ours. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in operational expenses and a diversion of management’s time from other business activities.

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

º	actual or anticipated fluctuations in our operating results;
º	our announcements or our competitors’ announcements regarding new products, significant contracts, acquisitions or strategic investments;
º	loss of any of our key management or technical personnel;
º	conditions affecting orthopedic device manufacturers or the medical device industry generally;
º	product liability lawsuits against us or our customers;
º	clinical trial results with respect to our customers’ medical devices;
º	changes in our growth rates or our competitors’ growth rates;
º	developments regarding our patents or proprietary rights, or those of our competitors;
º	FDA and international actions with respect to the government regulation of medical devices and third-party reimbursement practices;
º	public concern as to the safety of our products;
º	changes in health care policy in the U.S. and internationally;
º	conditions in the financial markets in general or changes in general economic conditions;
º	our inability to raise additional capital;
º	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the medical device industry generally, or lack of analyst coverage of our common stock;
º	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of common stock;
º	changes in accounting principles; and
º	the announcement of financial restatements.

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

Location	Principal Use	Approximate Square Footage	Own/ Lease	Segment
Avilla, Indiana	Instrument and implant design and manufacturing	40,000	Lease	OEM Solutions
Cheltenham, United Kingdom	Instrument design and manufacturing	25,000	Lease	OEM Solutions
Claypool, Indiana	Instrument design and manufacturing	33,800	Own	OEM Solutions
Cork, Ireland	Implant finishing	18,000	Lease	OEM Solutions
Hillburn, New York	Implant finishing	11,820	Lease	OEM Solutions
Lansing, Michigan	Implant design, forging and machining	65,000	Own	OEM Solutions
Lansing, Michigan	Implant Finishing and Design and Development Center	15,000	Own	OEM Solutions
Manchester, New Hampshire	Plastic and metal case design and manufacturing	122,000	Lease	OEM Solutions
Louisville, Kentucky	Instrument finishing and packaging operation	25,000	Lease	Symmetry Surgical
Nashville, Tennessee	Medical products distribution; former SSI Headquarters	16,500	Own	Symmetry Surgical

Location	Principal Use	Approximate Square Footage	Own/ Lease	Segment
Nashville, Tennessee	Medical products distribution; Symmetry Surgical Headquarters	43,000	Lease	Symmetry Surgical
New Bedford, Massachusetts	Instrument and implant manufacturing	85,000	Own	OEM Solutions
Penang, Malaysia	Case, instrument and implant design and manufacturing	80,000	Lease	OEM Solutions
Sheffield, United Kingdom	Implant and specialized non-healthcare product design, forging, casting and machining	120,500	Own	OEM Solutions
Sheffield, United Kingdom	Implant machining	43,400	Own	OEM Solutions
Tuttlingen, Germany	Instrument procurement and quality center	5,400	Lease	Symmetry Surgical
Wambrechies, France	Case design and manufacturing	25,000	Lease	OEM Solutions
Warsaw, Indiana	Instrument design and manufacturing	58,000	Own	OEM Solutions
Warsaw, Indiana	Design and Development Center; Corporate Headquarters	15,800	Own	OEM Solutions
Warwickshire, United Kingdom	Specialized non-healthcare machining	20,300	Own	OEM Solutions
	Total square footage	868,520

We own approximately 16 acres of land in Warsaw, Indiana, and approximately 9 acres in Lansing, Michigan. These sites are available for future expansion.

All of our owned properties in the U.S. are encumbered by our Amended Credit Agreement (see Note 10 of our consolidated financial statements). Our capital lease arrangements are discussed in Note 11 of our Financial Statements.

Item 3.  Legal Proceedings

None

Item 4.  Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol SMA. As of March 1, 2013, there were approximately 285 registered holders of record of our common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A., 250 Royall Street, Canton, MA 02021, telephone (800) 962-4284.

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

Our common stock has been listed on the New York Stock Exchange since our initial public offering on December 9, 2004. The following table sets forth, for the period indicated, the highest and lowest sale price for our common stock by quarter for 2012 and 2011, as reported by the New York Stock Exchange:

	2012		2011
	High	Low	High	Low
Fourth Quarter	$10.64	$8.12	$9.49	$6.91
Third Quarter	$10.11	$7.49	$10.09	$7.08
Second Quarter	$8.79	$6.65	$10.29	$8.20
First Quarter	$8.38	$6.41	$10.02	$8.16

The closing sale price for our common stock on March 1, 2013 was $10.50.

Total Return Graph (Unaudited)

The following graph compares the cumulative total return on the Corporation’s common stock during the last five fiscal years with the S&P 500 Stock Index, the S&P Health Care Index and the RDG SmallCap Medical Devices Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested Symmetry Medical Inc. stock or the indices on December 31, 2007 and assumes the reinvestment of all dividends. No dividends have been declared or paid on the Corporation’s common stock. The graph depicts the change in the value of common stock relative to the indices at the end of each fiscal year and not for any interim period. Returns over the indicated period should not be considered indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Symmetry Medical, Inc., the S&P 500 Index, the S&P Health Care Index,
and the RDG SmallCap Medical Devices Index

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (0r Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2012	1,227	$9.02	—	—
November 2012	5,684	$8.72	—	—
December 2012	13,758	$10.33	—	—

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

	Fiscal Year Ended
	2012	2011(2)	2010	2009	2008(1)
	(in thousands, except share data)
Consolidated Statements of Operations Data:
Revenue	$410,505	$359,046	$360,830	$365,943	$423,406
Cost of Revenue	301,449	287,897	281,132	278,926	323,048
Gross Profit	109,056	71,149	79,698	87,017	100,358
Research and development expenses	4,152	4,040	3,374	2,843	2,701
Sales and marketing expenses	26,380	17,455	17,931	14,744	17,441
General and administrative expenses	44,857	37,163	29,224	30,276	38,198
Impairment of intangible asset(3)	—	1,529	—	—	—
Facility closure and severance costs(4)	622	2,710	961	2,822	—
Operating Income	33,045	8,252	28,208	36,332	42,018
Interest expense, net	19,620	3,862	5,698	6,647	10,092
Loss on debt extinguishment(5)	—	—	828	—	—
Derivative valuation gain(6)	(242)	—	(1,328)	(1,173)	(2,460)
Other (income)/expense	(102)	400	1,111	428	2,874
Income before income taxes	13,769	3,990	21,899	30,430	31,512
Income tax expense	4,642	1,098	7,928	8,646	7,493
Net income	$9,127	$2,892	$13,971	$21,784	$24,019
Basic per share:
Net income	$0.25	$0.08	$0.39	$0.61	$0.67
Diluted per share:
Net income	$0.25	$0.08	$0.39	$0.61	$0.67
Weighted average common shares and equivalent shares outstanding:
Basic	35,987	35,576	35,451	35,308	35,170
Diluted	36,418	36,021	35,810	35,530	35,357
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,815	$18,931	$15,067	$14,219	$10,191
Working capital	94,653	122,612	106,124	70,455	69,939
Total Assets	605,318	638,865	449,954	438,267	453,237
Long-term debt and capital lease obligations, less current portion	201,530	261,224	89,767	72,087	110,956
Total shareholders’ equity	314,730	301,399	296,369	282,470	252,414
Other Financial Data:
Depreciation and amortization	$25,245	$21,297	$21,129	$22,252	$21,463

(1)	Fiscal 2008 includes the results of New Bedford since its acquisition on January 25, 2008.
(2)	Fiscal 2011 includes the results of Olsen Medical since its date of acquisition on August 15, 2011. Codman surgical instrumentation was acquired on December 29, 2011 and had an immaterial impact on our consolidated statements of operations in fiscal 2011.
(3)	In fiscal 2011, we recorded an intangible asset impairment charge of $1,529 related to the write off of the

Specialty Surgical Instruments (“SSI”) tradename as the Corporation has elected to discontinue using the tradename in connection with the acquisition of Codman surgical instrumentation.
(4)	In fiscal 2009 through 2012, we recorded facility closure and severance costs as a separate component of operating income related to our ongoing cost saving and consolidation efforts.
(5)	During fiscal 2010, we refinanced substantially all of our debt arrangements that were to mature in June 2011, resulting in a loss on debt extinguishment of $828.
(6)	Historically, we have had a significant amount of variable rate long-term indebtedness. We have managed our exposure to changes in interest rates by entering into interest rate swap agreements. We have also entered into foreign currency exchange forward contracts to mitigate fluctuations in foreign currency on the statement of operations. Each agreement is evaluated on its ability to qualify for hedge accounting treatment. Changes in fair market value of agreements that do not qualify as a hedge are recorded each period in earnings.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Introduction

Healthcare is a $3 trillion global industry which is expected to continue to grow as the population ages, standards of care in developing nations evolve, and advances in medical care are achieved. Representing one of the largest percentages of GDP, cost containment in healthcare is becoming an increasingly critical issue in both government funded and privately insured populations. Nonetheless, there is an expectation of continued improvements in the standard of care and prevention. The global medical device market is estimated to be over $300 billion, with annual growth anticipated in the low to mid-single digits. We compete primarily in two segments of the medical device market — orthopedic products and general surgical instruments.

Symmetry Medical OEM Solutions

In 2011, we estimate revenues generated by sales of orthopedic products worldwide exceeded $43.1 billion (14.4% of the global medical device market), an increase of 5% over 2010 global revenues. Of the $43.1 billion, 80% of those revenues come from the ten largest orthopedic companies in the world. Reconstructive products (implants used to replace knees, hips, shoulders, and other joints) represent the largest segment of OEM sales at 32% followed by Spine and Trauma (products which repair bone fractures) at 17% and 13%, respectively. The market is global in nature with growth in the U.S. estimated to be in the low single digits in 2012 and growth outside of the U.S. (“OUS”) to be slightly more positive. Long term procedural growth rates in orthopedics are estimated to be four to seven percent (with spinal growth slightly faster and trauma slightly slower); however, pricing pressure on OEM companies offset by mix and product introductions may result in a more variable revenue projection.

In 2011, global sales of reconstructive joint replacement products (hips, knees, shoulders, elbows, wrists, digits) were nearly $14 billion, showing slight growth over the previous year, most notably from the hip and extremities markets. Knees comprised the largest sub-segment of the joint replacement market followed by hips. Geographically, sales in the U.S. once again accounted for slightly more than 60% of global joint replacement revenue. In 2011, sales of products (excluding biologics) used in spinal procedures (including fusion, discectomy, disc replacement, vertebroplasty/kyphoplasty, and fracture repair) are estimated to have grown by 1% over prior year to $7.4 billion. The eight largest OEM global spine companies controlled 85% of the worldwide spine market in 2011. It is believed that 2012 procedural growth rates were slowed as a result of macro-economic issues (government funding and GDP growth) as well as unemployment/risk of unemployment and access to insurance. Nonetheless, we expect continued low to mid-single digit growth in the orthopedic device market to be driven by a number of trends including:

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

The contract manufacturing industry, in which our OEM Solutions business competes, serves the orthopedic OEM companies by providing engineering, manufacturing, and distribution services in the areas of implants, surgical instruments (used to implant the prosthesis), and cases (used to carry and sterilize instruments/implants). Because of the lack of availability of data regarding OEM self-manufacturing and the number of privately held competitors, internal estimates for the size of the contract manufacturing industry range from $1.5 billion to $2.8 billion in 2011. We expect that this will grow at a rate faster than procedural growth and consolidate among fewer larger competitors as a result of:

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

Our OEM Solutions business competes in the contract manufacturing industry serving the Orthopedic OEM marketplace and to a lesser degree adjacent medical device segments (including arthroscopy, dental, laparoscopy, osteobilogic, and endoscopy segments predominantly through our cases and trays product lines). We also offer services to specialized non-healthcare markets such as aerospace where our precision machining capacity can bring value. We manufacture most of the products we sell and have manufacturing locations worldwide to service our global customer base. We believe that our comprehensive product and services offering, our quality and regulatory expertise, our global resources and our size as the largest provider in the orthopedic industry and range of capabilities provide us a competitive advantage. We leverage these competitive advantages to accelerate our customers’ time to market as they develop and launch new products. This relationship typically leads to an ongoing supply of products to our customers during the life of the product. Our primary products in the OEM Solutions segment include:

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

We have initiated several additional long term programs which we believe will help to reduce costs and lead to improvements in gross margin and a further solidify of our status of having what we believe is a best in class quality system. These include the Symmetry Business System (SBS), Predictive and Outcome Metrics, Win SPC for statistical quality control, ETQ for quality management, and Epicor-9 for a comprehensive ERP infrastructure. Beginning in 2011 the following critical activities have been conducted: the first stage of the SBS deployed with the implementation of GEMBA walks at all facilities and the completion of the SBS roadmap, the identification and daily measurement of critical outcome metrics and select predictive indicators company wide, installation of Win SPC stations throughout Symmetry plants, the completion of a deployment plan and roadmap for ETQ, and the implementation of Epicor-9 at eight manufacturing sites (with all the US instrument plants being in a single instance). While substantial progress was made during these first two years, these programs are expected to roll out over multiple years and their benefits continue to be realized. We believe that these actions will enable us to continue to remove incremental legacy costs and improve gross margin through a reduction of scrap, increased machine and labor efficiency, better information flow reducing inventory, and reduction in back office administration. While we will always strive to improve our performance and set the benchmark in our industry, we are pleased at the significant progress we have made in 2011 and 2012 and the confirmatory feedback we have received from our customers. We believe we are well positioned to pursue market share opportunities (as customers increase outsourcing and rationalize their supplier base) as well as new programs with existing customers and new customers.

Demand for our OEM Solutions products weakened throughout 2011 and remained soft in 2012. While the previously described performance issues contributed to order weakness, market factors had an additional impact. Specific to our implant product line, the weakness in overall procedural demand (specifically knees and hips), the concentration of our sales to select customers and their resulting market share changes, reductions in inventories by OEM customers, customer forecast reductions leading to additional inventory reductions, and customer in-sourcing to keep their factories at desirable output levels all contributed to the overall weakness we experienced in implant volume.

Our instrument and cases business suffered weakness throughout the past two years as a result of OEM customers dramatically reducing their capital spending on instrumentation in the latter half of 2011 in the face of declining procedural volumes and financial result/cash flow objectives. This was further compounded by some customers’ efforts to in-source selected manufacturing activities. While we did not see an immediate rebound in capital spending or procedural growth in 2012, we believe that the prognosis for long term growth remains as customers make capital investments to drive market share gains and launch new products.

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

•	Continuous Improvement — We are focused on improving competitiveness by becoming more efficient while strengthening our operating processes and internal controls. Our new leadership team is working together to increase efficiency across all functions. We are focused on improving our manufacturing processes through the use of lean principles and techniques in the Symmetry Business System.
•	Diversification — Within the orthopedic sector we will continue to expand our product portfolio and build upon the strength of our presence in the large reconstructive joint market. Orthopedic sector diversification will include: spine, trauma, extremities and small joints. Diversification outside of the orthopedic market could include areas where we know the customer, know the regulatory standards that govern products and processes, and know (or can manage acquired capabilities) the manufacturing processes.
•	Low Cost Country Manufacturing — We will continue to take advantage of the low cost country capabilities we have created in Malaysia to support cost reduction opportunities in partnership with our customers.
•	Capitalize On New Capabilities — With the 2011 acquisitions of the Codman surgical instrument portfolio and the line of electrosurgical products from Olsen Medical, we can expand the type of products we can offer our OEM customers. Additionally, Codman included an instrument procurement and quality center located in Tuttlingen, Germany which can be used to offer purchase for resale services to OEM customers who would prefer to not do business with the less than 50 small manufacturers in this important manufacturing center.
•	Partnership — We will continue to develop and grow our customer relationships to include more strategic and longer term partnerships.
•	Intellectual Property — We plan to continue to expand and develop our intellectual property portfolio, with a focus on both process and product patents. The development of proprietary Symmetry products which we can customize for multiple OEM customers creates an opportunity to drive increased revenue as well as improved gross margins. In 2012 we filed for 13 patents.
•	Organizational Development — We continue to build an organization structure that is capable of delivering upon our strategic objectives of OEM supplier leadership, diversification, innovation and support business development.
•	Engaged Employees — We frequently communicate with our employees to assure they have the right tools to do their jobs, are being developed properly and to further discover ways to make their employment more satisfying and fulfilling. We believe that through engaged employees we build satisfied customers.

In our OEM Solutions business, we completed five acquisitions during 2006 to 2008 for an aggregate purchase price of $119,307 which focused on enhancing our product offerings and business model. We have not completed any acquisitions since 2008 focused on our OEM Solutions business, but we do believe that the 2011 acquisitions of Olsen Medical and Codman’s line of surgical instruments (for a total of $176,687) will provide a tangential benefit for OEM Solutions as described above. Our acquisitions have afforded us the opportunity to offer a comprehensive line of implants, surgical instruments and cases for orthopedic device manufacturers on a global basis, instruments and cases into other medical markets and specialized parts into the aerospace industry. Growth through acquisition is a significant part of our business strategy. We will continue to seek out acquisitions that bring us capabilities to pursue opportunities as an OEM solutions provider in adjacent medical device categories or to further strengthen our implant services offerings.

Symmetry Surgical

The reusable general surgical instruments market includes products common to operating rooms that enable clinicians to expose, grasp, cut, and clamp during surgery. The products are common to a wide range of surgical procedures including general surgery, neurosurgery, spine, arthroscopy, cardio vascular/thoracic, OB/Gyn, ENT, and ophthalmic. Products include table-mounted retractors, holders, scissors, clamps, forceps, dissectors, hemostats, speculums, vascular scissors, vascular forceps, needle holders, clamps, rib retractors, curettes, dissectors/elevators, nerve hooks, duralhooks, retractors, rongeurs, bone-cutting forceps, osteotomes, chisels, gouges, hand-held retractors, self-retaining retractors, spreaders, storage containers, and general disposables including suction tubes, skin markers, vein strippers, disposable towel clips, and lubricants.

Products are sold primarily to the tertiary hospital operating room environment, although increasingly growth is coming from a migration of site of care to ambulatory surgery centers and physician offices for select procedures. Management estimates that there are four large players in the global market with the balance being in hundreds of regional or specialty smaller companies. We expect that market growth will be driven by the following factors:

•	Macro economics and demographics driving overall hospital procedural growth;
•	Capital investment in new hospital and/or new operating room construction, especially in developing countries;
•	Customer cost pressures increasing the use of reusable surgical instruments versus disposable; and
•	Innovations that result in a reduction of labor required during surgery, decreased operating room times, or other reductions in cost to serve.

Symmetry Surgical (previously known as hospital direct business or SSI) competes in the reusable general surgical instruments segment of the medical device industry. Historically we have been a small competitor through our Specialty Surgical Instrumentation (SSI) subsidiary (a 2007 acquisition) with nearly all sales in the U.S. and a concentration in the southern half of the country. We offered a range of general instrumentation, cases, and other general disposables manufactured by plants within Symmetry’s OEM Solutions plants as well as procured from smaller contract manufacturers and other smaller OEMs. We believe that our well established customer relationships — based on total value, responsiveness, and training — with Group Purchasing Organizations as well as hospital materials management, operating room directors, and clinicians has enabled us to grow faster than market since we acquired SSI. In 2011 we sold in the U.S. through a combination of direct sales representatives and authorized distributors in specific geographies. With an insignificant amount of overall market share (and virtually no sales outside the U.S.), we have been a competitive force outside of the growing number of specific territories where our value proposition has been appreciated by customers.

During 2012, Symmetry Surgical underwent significant change. We completed the integration of the Codman surgical instruments acquisition and Olsen Medical. This included the establishment of a new global distribution center at our Nashville, TN headquarters, the implementation of a new ERP system for order to cash and supply chain processing for the acquired Codman surgical instrument products, the establishment of a global distributor network, and the initiation of cross training our direct selling force in the United States. Additionally, we launched seven new products. We also established the Symmetry Surgical brand and presence at critical industry associations including the AORN and ACS. After acquiring SSI in 2007 we did not execute any additional Symmetrical Surgical acquisitions until August 15, 2011, when we acquired Olsen Medical, a privately-held, world leader in the design, development and manufacturing of electrosurgical instruments and accessories for $11,000 in cash. Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories. Olsen Medical’s products were primarily sold through distributors in the U.S. and internationally, including SSI. With the Olsen Medical acquisition we gained an instrument finishing and packaging operation in Louisville, KY as well as a sourcing supply chain into Asia. On December 29, 2011 the Corporation acquired the surgical instruments product portfolio from Codman & Shurtleff, Inc., a Johnson & Johnson Company, for $165,687 in cash. This transaction included U.S. based personnel in sales, marketing, and R&D as well as inventory, intellectual property, trademarks, regulatory approvals, and an instrument procurement center and personnel located in Tuttlingen, Germany. As part of the transaction, Codman & Shurtleff, Inc. also provided Symmetry Surgical with transition services for a period of time, including U.S. distribution, global quality and regulatory, and distribution through Codman affiliates outside the U.S. This acquisition provided several strategic benefits for our overall business, including increased revenue diversification, enhanced gross margin, a strategic instruments procurement capability in Tuttlingen, Germany, a strengthened intellectual property portfolio, and innovation driven by access to broader hospital market intelligence in additional surgical specialties. Specific to Symmetry Surgical, our resulting offering is one of the broadest and most respected product portfolios in the market for general surgical instruments. This positions us well to continue growing our U.S. market share in the hospital direct business, as well as building on the strong international presence in 100+ countries.

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

During fiscal 2012, the combination of our two reportable segments sold products to approximately 5,150 customers. Our largest customer accounted for approximately 32.4% of our revenue in fiscal 2012 and 31.6% in fiscal 2011. Our five largest customers collectively accounted for approximately 53.0% and 60.5% of our revenue in fiscal 2012 and fiscal 2011, respectively. Within each of our largest customers, we typically serve several product teams and facilities, which reduces our reliance on any single purchasing decision. Approximately 73.7%, 5.4%, 7.4% and 13.5% of our revenue in fiscal 2012 and approximately 72.8%, 6.3%, 8.2% and 12.7% of our revenue in fiscal 2011 was from sales to the U.S., Ireland, United Kingdom, and other foreign countries, respectively.

Our revenue from the sale of instruments, implants, cases and other products through our OEM Solutions segment represented 73.9% of our total revenue with each product category representing 38.0%, 33.6%, 19.3% and 9.1%, respectively, of our OEM Solutions revenue in fiscal 2012, compared with 36.1%, 32.3%, 23.7% and 7.9%, respectively, of our OEM Solutions revenue in fiscal 2011. Revenue from Symmetry Surgical represented 26.1% of our revenue in fiscal 2012 as compared to 11% in fiscal 2011.

Results of Operations

The following table summarizes our consolidated results of operations for each of the past three years. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Fiscal Year
	2012		2011		2010
	(in thousands)
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Statement of Operations Data:
Revenue	$410,505	100.0%	$359,046	100.0%	$360,830	100.0%
Cost of Revenue	301,449	73.4%	287,897	80.2%	281,132	77.9%
Gross Profit	109,056	26.6%	71,149	19.8%	79,698	22.1%
Research and development expenses	4,152	1.0%	4,040	1.1%	3,374	0.9%
Sales and marketing expenses	26,380	6.4%	17,455	4.9%	17,931	5.0%
General and administrative expenses	44,857	10.9%	37,163	10.4%	29,224	8.1%
Impairment of intangible asset	—	0.0%	1,529	0.4%	—	0.0%
Facility closure and severance costs	622	0.2%	2,710	0.8%	961	0.3%
Operating Income	33,045	8.0%	8,252	2.3%	28,208	7.8%
Other (income)/expense:
Interest expense	19,620	4.8%	3,862	1.1%	5,698	1.6%
Loss on debt extinguishment	—	0.0%	—	0.0%	828	0.2%
Derivatives valuation gain	(242)	(0.1%)	—	0.0%	(1,328)	(0.4%)
Other	(102)	0.0%	400	0.1%	1,111	0.3%
Income before income taxes	13,769	3.4%	3,990	1.1%	21,899	6.1%
Income tax expense	4,642	1.1%	1,098	0.3%	7,928	2.2%
Net income	$9,127	2.2%	$2,892	0.8%	$13,971	3.9%

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenue.  Revenue for fiscal 2012 increased $51,459 or 14.3% to $410,505 from $359,046 in fiscal 2011. Revenue for each of our segments and principal product categories in these periods was as follows:

	Fiscal Year Ended		Dollar Change	Percent Change
Sales by product	2012	2011
OEM Solutions Revenue
Instrument	$115,154	$115,271	$(117)	-0.1%
Implant	101,957	103,328	(1,371)	-1.3%
Cases	58,545	75,847	(17,302)	-22.8%
Other	27,609	25,101	2,508	10.0%
Total OEM Solutions Revenue	303,265	319,547	(16,282)	-5.1%
Total Symmetry Surgical Revenue	107,240	39,499	67,741	171.5%
Total Revenue	$410,505	$359,046	51,459	14.3%

The $16,282 decrease in OEM Solutions revenue resulted from decreased customer demand within our instruments, implants and cases product lines, in addition to unfavorable foreign currency exchange rate fluctuations which had an impact of $3,674. These reductions were partially offset by increased customer demand within our Other product line. Overall, we experienced reduced revenues of 5.3% from our five largest OEM customers which drove the decrease in revenue. OEM Solutions Instrument revenue remained consistent with 2011; however, revenues from our five largest OEM customers decreased 1.5% related to fewer and smaller customer launches, as well as unfavorable foreign currency fluctuation of $374. These reductions were offset by increased demand from other customers. OEM Solutions Implant revenue decreased $1,371 driven by unfavorable foreign currency exchange rate fluctuations of $1,585 and decreased revenue from our five largest OEM customers of $1,113 offset by increased demand from other customers. Case revenue decreased $17,302 due primarily to lower revenue from our five largest OEM customers of $10,833 associated with fewer and smaller customer launches. Additionally, the decrease was driven by $5,010 lower customer demand in other medical industries and unfavorable foreign currency exchange rate fluctuations of $1,459. Increase in our OEM Solution Other product revenue was driven by increased customer demand for aerospace products, which was partially offset by unfavorable foreign currency exchange rate fluctuations of $256.

The $67,741 increase in Symmetry Surgical revenue in fiscal 2012 as compared to 2011 was primarily the result of the acquisition of Codman surgical instruments in December 2011 and Olsen Medical in August 2011, which added $59,758 of revenue in 2012 compared to the same period 2011. Excluding the contributions of the acquired businesses and the impact of a large, one-time end of year stocking order of $2,926, revenue increased $5,057 due to broader product offerings and additional direct sales representation as compared to the prior year period.

Gross Profit.   Gross profit for fiscal 2012 increased $37,907, or 53.3%, to $109,056 from $71,149 in fiscal 2011. Gross margin as a percent of revenue increased 6.8% to 26.6% for 2012 from 19.8% for the comparable 2011 period.

	Year Ended December 29, 2012
	Dollars	As a % of Revenue
2011 period reported gross profit	$71,149	19.8%
Change in organic sales	(917)	0.0%
Impact of acquisitions	37,769	6.3%
Foreign currency impact	(697)	0.0%
Manufacturing costs and other	1,752	0.5%
2012 period reported gross profit	$109,056	26.6%

Our gross profit was favorably impacted by $37,769 due to the acquisitions of Olsen Medical and Codman surgical instruments within our Symmetry Surgical segment. Olsen Medical was acquired during third quarter 2011 and therefore contributed slightly to gross profit in the prior year period. The Codman surgical instruments business was acquired December 29, 2011, therefore did not contribute to gross profit in the prior year period. Excluding the impact of newly acquired businesses and the change in foreign exchange rates, organic revenue declined by $4,625 which adversely impacted gross profit by approximately $917. Offsetting these reductions were improved manufacturing efficiencies driven by lower scrap and consumables as well as improvements resulting from the implementation of the Symmetry Business System.

Research and Development Expenses.  For fiscal 2012, research and development expenses remained relatively flat to the comparable period in 2011.

Sales and Marketing Expenses.  For fiscal 2012, sales and marketing expenses increased $8,925 or 51.1%, to $26,380 from $17,455 in the comparable period in 2011. Significant items which impacted sales and marketing expenses included:

	Year Ended December 29, 2012
	Dollars	As a % of Revenue
2011 period reported Sales and Marketing expenses	$17,455	4.9%
Impact of acquisitions	10,578
Foreign currency impact	(103)
Other	(1,550)
2012 period reported Sales and Marketing expenses	$26,380	6.4%

The impact of acquisitions reflects higher costs from the acquisitions of Olsen Medical and Codman surgical instruments business, primarily related to employee compensation in our Symmetry Surgical segment.

General and Administrative Expenses.  For fiscal 2012, general and administrative expenses increased $7,694 or 20.7%, to $44,857 from $37,163 in the comparable period in 2011. Significant items which impacted general and administrative expenses included:

	Year Ended December 29, 2012
	Dollars	As a % of Revenue
2011 period reported General &Administrative expenses	$37,163	10.4%
Impact due to acquired businesses	4,009
Change in amortization of intangible assets	5,156
Management transition expenses	(3,444)
Change in stock compensation	3,038
Foreign currency impact	(157)
Other	(908)
2012 period reported General & Administrative expenses	$44,857	10.9%

The impact due to acquired businesses reflects higher costs from the acquisitions of Olsen Medical and Codman primarily related to higher employee compensation in our Symmetry Surgical segment. Additionally, intangible assets were acquired with both Olsen Medical and Codman which resulted in an increase of amortization expense. Stock compensation increased during 2012 due to performance based restricted stock awarded in 2012. Management transition expenses, which primarily consist of stock and incentive compensation, of $3,676 were incurred in the 2011 period related to the appointment of our new CEO as compared with $232 incurred in 2012.

Facility Closure and Severance Costs.  Results of operations for fiscal 2012 and 2011 include charges of $622 and $2,710, respectively, associated with employee cost reduction and efficiency actions. In fiscal 2012 and 2011, these charges were comprised entirely of severance costs. As of December 29, 2012 and December 31, 2011, severance accruals related to these cost reduction and efficiency actions totaled $177 and $605, respectively.

Operating Income (loss).

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue
2011 period reported operating income (loss)	23,183	7.1%	(775)	-1.9%	(14,156)	186.7%	8,252	2.3%
Impact of gross profit and SG&A	1,271	0.7%	19,196	19.0%	2,238	-70.7%	22,705	5.2%
Facility closure and severance	1,338	0.4%	(195)	-0.2%	945	-9.2%	2,088	0.5%
2012 period reported operating income (loss)	$25,792	8.2%	$18,226	16.9%	$(10,973)	106.8%	$33,045	8.0%

On a consolidated basis, operating income (loss) increased $24,793, or 300.4% during fiscal year 2012 as compared to fiscal 2011 due to an increase in Symmetry Surgical operating income of $19,001, an increase OEM Solutions operating income of $2,609 as well as a decline in Unallocated costs of $3,183. Symmetry Surgical operating income increased by $19,001 and was 16.9% of segment revenue in the 2012 period as compared to negative contribution in the prior year. The year over year increase was primarily due to the acquisitions of Olsen Medical and Codman as discussed previously offset by increased allocations of $1,205. OEM Solutions operating income improved by $2,609 and was 8.2% of segment revenue in the 2012 period as compared to 7.1% in the prior year period due to improvements in gross margin and the lower impact of facility closure and severance costs and the impact of increased allocations of $718. The decline in the

Unallocated operating loss is related primarily to the reduction in management transition expenses of $3,444 associated with the appointment of our new CEO in 2011 and the increase in costs allocated to the segments as noted above.

Other (Income) Expense.  Interest expense for fiscal 2012 increased $15,758, or 408.0%, to $19,620 from $3,862 in fiscal 2011. This increase is attributable to the increase in debt of $176,687 related to acquisitions of Olsen Medical in August and Codman surgical instruments in December 2011, of which the Term Notes bear interest at 14%. Additionally, our applicable margin applied to variable rate debt increased by 150 basis points due to our increased leverage ratio associated with our 2011 acquisitions.

The derivatives valuation gain consists of foreign currency forward contracts entered into which are used to mitigate the effect of changes in the foreign exchange rates on net income. We recorded a gain of $242 in fiscal 2012, which is a result of fluctuation in the Euro versus the US Dollar.

Other income for the period ended December 29, 2012 and December 31, 2011 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Provision for Income Taxes. Our effective tax rate in fiscal year 2012 was 33.7% compared to 27.5% in fiscal 2011. This rate is lower than the U.S. Federal statutory rate primarily due to the favorable impact of foreign income taxes where the statutory tax rates are lower than the Federal statutory rate.

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenue.  Revenue for fiscal 2011 decreased $1,784 or 0.5% to $359,046 from $360,830 in fiscal 2010. Revenue for each of our segments and principal product categories in these periods was as follows:

	Fiscal Year Ended		Dollar Change	Percent Change
Sales by product	2011	2010
OEM Solutions Revenue
Instrument	$115,271	$117,601	$(2,330)	-2.0%
Implant	103,328	111,253	(7,925)	-7.1%
Cases	75,847	74,730	1,117	1.5%
Other	25,101	22,423	2,678	11.9%
Total OEM Solutions Revenue	319,547	326,007	(6,460)	-2.0%
Total Symmetry Surgical Revenue	39,499	34,823	4,676	13.4%
Total Revenue	$359,046	$360,830	(1,784)	-0.5%

The $6,460 decrease in OEM Solutions segment revenue resulted from a $10,485 reduction in overall customer demand, offset by favorable foreign currency exchange rate fluctuations of $4,025. OEM Solution Instrument revenue decreased $2,330 in fiscal 2011. Demand from our five largest OEM customers increased $1,910 or 2% related to the timing of project launches, but was offset by reductions from our other customers due to reduced capital spending, largely in conjunction with their continued reaction to lower procedure growth versus expectations earlier in 2011. Foreign currency exchange rate fluctuations had a $428 favorable impact on OEM Solution Instrument revenue. OEM Solution Implant revenue decreased $7,925 in fiscal 2011 primarily from our five largest OEM customers as they reacted to the overall sluggishness of orthopedic procedures and customer days of inventory reduction. This reduction was offset by favorable foreign currency exchange rate fluctuations of $1,651. OEM Solution Case revenues increased $1,117 in fiscal 2011 as compared to 2010 primarily as a result of favorable foreign currency exchange rate fluctuations of $1,208. OEM Solution Other product revenue increased $2,678, attributable to $1,940 increased aerospace customer requirements as their industry experienced higher volumes, and favorable foreign currency exchange rate fluctuations of $738.

The $4,676 increase in Symmetry Surgical revenue in fiscal 2011 as compared to 2010 was primarily the result of increased product sales of $2,572 as we continued to broaden our product offerings and increase our territory with additional direct sales representation. Revenue also grew from the acquisition of Olsen Medical on August 15, 2011which added $2,104 of revenue. The acquisition of the Codman surgical instruments business, completed on December 29, 2011, had no impact on revenue for 2011.

Gross Profit.  Gross profit for fiscal 2011 decreased $8,549, or 10.7%, to $71,149 from $79,698 in fiscal 2010. Gross margin as a percentage of revenue decreased 2.3% to 19.8% in 2012 from 22.1% for the comparable 2011 period.

	Year Ended December 31, 2011
	Dollars	As a % of Revenue
2010 period reported gross profit	$79,698	22.1%
Change in organic sales	(1,745)	0.0%
Impact of acquisitions	669	0.0%
Foreign currency impact	808	0.0%
Manufacturing costs and other	(8,281)	-2.3%
2011 period reported gross profit	$71,149	19.8%

Gross profit was unfavorably impacted by manufacturing inefficiencies to solidify our customer service levels, unexpected higher material and scrap costs as well as consumables and tooling expense. Gross profit as a percentage of revenue declined due to revenue decreasing by 2.0% compared to 2010 combined with an increase in costs of 1.4% compared to 2010 for reasons previously noted. Changes in foreign currency exchange rates positively affected our OEM Solutions total year 2011 gross profit by $808. Symmetry Surgical gross profit for fiscal 2011 positively impacted by increased sales volume, which was due in large part to the acquisition of Olsen; however, gross profit was also negatively impacted by the inclusion in cost of sales of $631 of inventory step up associated with the inventory acquired from Olsen Medical.

Research and Development Expenses.  For fiscal 2011, research and development expenses increased $666, or 19.7%, to $4,040 from $3,374 in fiscal 2010. This increase was mainly attributable to increased headcount and investment spend.

Sales and Marketing Expenses.  For fiscal 2011, sales and marketing expenses decreased $476 or 2.7%, to $17,455 from $17,931 in the comparable period in 2010. Significant items which impacted sales and marketing expenses included:

	Year Ended December 31, 2011
	Dollars	As a % of Revenue
2010 period reported Sales and Marketing expenses	$17,931	5.0%
Impact of acquisitions	328
Foreign currency impact	104
Other	(908)
2011 period reported Sales and Marketing expenses	$17,455	4.9%

The impact of acquisitions reflects higher costs from the acquisition of Olsen Medical, related primarily to employee compensation in our Symmetry Surgical segment. This increase was offset by decreases in OEM Solutions related to employee compensation and a reduction in bad debt expense.

General and Administrative Expenses.  For fiscal 2011, general and administrative expenses increased $7,939 or 27.2%, to $37,163 from $29,224 in the comparable period in 2010. Significant items which impacted general and administrative expenses included:

	Year Ended December 31, 2011
	Dollars	As a % of Revenue
2010 period reported General &Administrative expenses	$29,224	8.1%
Impact due to acquired businesses	495
Management transition expenses	3,676
Change in stock compensation	(169)
Foreign currency impact	246
Other	3,691
2011 period reported General & Administrative expenses	$37,163	10.4%

The impact due to management transition expenses reflect higher costs from the January 2011 appointment of our new CEO and primarily consists of stock based compensation expense of $1,862, incentive compensation of $872 and costs related to the prior CEO of $730. We also incurred $2,155 of acquisition related costs associated with the Corporation’s acquisition of the surgical instruments business of Codman & Shurtleff, Inc. in December 2011 and Olsen Medical in August 2011 as well as stock based compensation of $816.

Impairment of Intangible Assets.  Results of operations for fiscal 2011 include a pre-tax impairment charge of $1,529 related to the write off of the SSI trade-name. In connection with the acquisition of the surgical instruments business of Codman in December 2011, the Corporation elected to discontinue using the SSI trade name. There was no similar charge in 2010.

Facility Closure and Severance Costs.  Results of operations for fiscal 2011 and 2010 include pre-tax charges of $2,710 and $961, respectively, associated with employee cost reduction and efficiency actions, as well as the consolidation of our Auburn, Maine facility into other facilities that produce similar products in fiscal years 2009 and 2010. In fiscal 2011, these charges were comprised entirely of severance costs. In fiscal 2010, these costs were comprised of $628 of severance costs and an additional $333 of asset impairment and moving expenses. As of December 31, 2011 and January 1, 2011, severance accruals related to these cost reduction and efficiency actions totaled $605 and nil, respectively.

Operating Income (loss).

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue
2010 period reported operating income (loss)	34,134	10.2%	1,580	4.5%	(7,506)	102.5%	28,208	7.8%
Impact of gross profit and SG&A	(9,720)	-2.7%	(2,359)	-6.4%	(6,128)	77.3%	(18,207)	-5.0%
Facility closure and severance	(1,231)	-0.4%	4	0.0%	(522)	6.9%	(1,749)	-0.5%
2011 period reported operating income (loss)	$23,183	7.1%	$(775)	-1.9%	$(14,156)	186.7%	$8,252	2.3%

On a consolidated basis, operating income (loss) decreased $19,956, or 70.7% during fiscal year 2011 as compared to fiscal 2010 due to a decrease in OEM Solutions operating income of $10,951, a decrease Symmetry Surgical operating income of $2,355 as well as an increase in Unallocated costs by $6,650. The increase in the Unallocated operating loss is related primarily to the increase in management transition expenses of $3,676 associated with the appointment of our new CEO in 2011 and acquisitions costs of $2,155 as previously discussed. OEM Solutions operating income decreased by $10,951 and was 7.1% of segment revenue in the 2011 period as compared to 10.2% in the prior year. The year over year decrease was primarily due to manufacturing inefficiencies to solidify our customer service levels, unexpected higher material and scrap costs as well as consumables and tooling expense as well as the increased facility closure and severance costs.

Other (Income) Expense.  Interest expense for fiscal 2011 decreased $1,836, or 32.2%, to $3,862 from $5,698 in fiscal 2010. This reduction was driven by lower debt levels throughout fiscal 2011 as well as lower interest rates paid during 2011 as compared to 2010. During November 2010, we refinanced substantially all of our debt arrangements that were to mature in June 2011, which resulted in a loss on debt extinguishment of $828. In 2009, we entered into a forward swap contract to manage interest rate risk related to a portion of our current outstanding term loan indebtedness due in 2011. This swap contract was designated as a cash flow hedge of the future payment of variable rate interest with three-month LIBOR fixed at 1.34% per annum in 2009, 2010 and 2011. The net derivatives valuation gain for 2010 consists of a gain on interest rate swap valuation of $1,328 related to our interest rate swap that was not designated as a hedge. As part of our debt refinancing that occurred in November 2010, both these interest rate swaps were settled.

Provision for Income Taxes.  Our effective tax rate in fiscal year 2011 was 27.5% compared to 36.2% in fiscal 2010. This rate is lower than the U.S. Federal statutory rate primarily due to the favorable impact of foreign income taxes as we benefited from an increase in income earned in foreign jurisdictions in 2011 where the statutory tax rates are lower than the Federal statutory rate.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity in fiscal 2012 was cash generated from operations. Principal uses of cash in fiscal 2012 included capital expenditures and debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions. In November 2010, we entered into a Credit Agreement that provided for a revolving credit facility which has total borrowing capacity of up to $200,000 and had an option to increase capacity, with the approval of the lenders, by $100,000. In December 2011, we amended our Credit Agreement which replaced the option to increase capacity by $100,000 with a new $50,000 bank term loan and an additional option to borrow $50,000 in the form of an increase to the revolving line of credit or additional bank term loans, subject to lender approval. In December 2011 we also issued $65,000 of senior subordinated term notes.

We believe our cash resources will permit us to stay committed to our strategic plan of increasing our share in the orthopedic market and expanding into other medical device segments. The following table summarizes our primary sources and uses of cash in the periods presented:

	Fiscal Year Ended
	2012	2011	2010
Net Cash Flow provided by (used in):
Operating activities	$62,690	$20,961	$17,906
Investing activities	(10,343)	(190,174)	(13,967)
Financing activities	(61,705)	173,269	(2,485)
Effect of exchange rate changes on cash and cash equivalents	242	(192)	(606)
Net increase (decrease) in cash and cash equivalents	$(9,116)	$3,864	$848

Operating Activities.  We generated cash from operations of $62,690 in fiscal 2012 compared to $20,961 in fiscal 2011, an increase of $41,729. The increase in cash from operations is the result of a reduction in cash used for working capital requirements of $26,736 compared to 2011 as well as an increase in net income of $6,235. Aggregate adjustments for non-cash items positively impacted operating cash flows by $8,758, primarily due to an increase in the amortization of intangible assets, debt issuance costs and interest paid-in-kind, as well as deferred income taxes provided a benefit of $989 in 2012 compared to a cash use of $1,852 in 2011. Similarly, foreign currency transactions created a gain of $112 in 2012 compared to a loss of $1,245 in 2011. During 2011, stock based compensation increased $2,475 from 2010 and we experienced an impairment charge on an intangible asset of $1,529 in 2011, which were partially offset by the absence of the loss on debt extinguishment that occurred in 2010.

Investing Activities.  Net cash used in investing activities was $10,343 for fiscal 2012 compared to $190,174 in fiscal 2011. Investing activities in fiscal 2011 consisted of $13,666 for capital expenditures and $176,687 related to the acquisitions of the Codman instrumentation business and Olsen Medical.

Financing Activities.  Financing activities used $61,705 of cash during fiscal 2012 compared to cash generated of $173,269 in 2011, due primarily to payments on our Bank Revolver, short term borrowings and bank term loans and capital lease obligations. During 2011, financial activities included $176,687 of borrowings used to finance the Codman instrumentation business and Olsen Medical acquisitions as well as $5,582 of debt issuance costs paid. These acquisition and debt issuance costs were financed through the use of debt, including additional borrowings on our revolving line of credit, the addition of $50,000 in a bank term loan, and the issuance of $65,000 of senior subordinated term notes

Capital Expenditures.  Capital expenditures totaled $10,757 in fiscal 2012, compared to $13,666 in fiscal 2011. Fiscal 2012 capital spending was on manufacturing equipment for increased automation and replacement of existing equipment, as well as software costs associated with our Symmetry Surgical Epicor multi-plant system implementation. Fiscal 2011 capital spending focused on manufacturing equipment for additional capacity, new capabilities and productivity efficiencies. We expect capital expenditures for fiscal 2013 to approximate $12,000. These expenditures are expected to be funded from our cash flows from operating activities.

Debt and Credit Facilities

On November 3, 2010, we refinanced our bank revolving line of credit and term loans, which were scheduled to mature in June 2011, with a revolving credit agreement (Credit Agreement) which is senior and secured with a total capacity of up to $200,000.

On December 11, 2011, we amended our Credit Agreement (Amended Credit Agreement) to add a $50,000 bank term loan (Bank Term Loan) and an option to borrow an additional $50,000 in the form of an increase to the revolving line of credit or additional bank term loans, subject to lender approval. Thus, the Credit Agreement currently provides for a $200,000 revolving line of credit (Bank Revolver) and $50,000 of a Bank Term Loan.

Borrowings under the Amended Credit Agreement bear interest at a floating rate, which is either a base rate, or at our option, a London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin. In addition, we are obligated to pay commitment fees, ranging from 0.25% to 0.55% based on the leverage ratio, on the available revolving credit facility. As of December 29, 2012, an aggregate of $145,222 was outstanding under this facility at a weighted average interest rate of 4.65%. We had one outstanding letter of credit as of December 29, 2012 in the amount of $100. The Bank Revolver requires no scheduled payments of principal until maturity in November 2015. The Bank Term Loan has quarterly scheduled principal payments of $2,778 which began September 2012 and extend through maturity in December 2016.

Our Amended Credit Agreement contains various financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA (as defined in the Amended Credit Agreement) and minimum fixed charges ratio of EBITDA and a $30,000 letter of credit sublimit. The Amended Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, payment of dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The Amended Credit Agreement is secured by substantially all of our U.S. subsidiary assets and also contains customary events of default. We were in compliance with all of our covenants as of December 29, 2012.

On December 29, 2011, we issued $65,000 of senior subordinated term notes (Term Notes) that mature on December 29, 2017. Amounts outstanding under the Term Notes bear interest at an annual rate of 14%. Interest is payable in cash, provided that we may elect to pay up to 2% of the interest rate in kind by adding that amount to the outstanding principal balance with compounding interest to accrue. We may elect to repay the outstanding principal amount at any time, provided that, (i) with respect to any prepayment made on or prior to December 29, 2013, Symmetry pays a Make-Whole Premium (as defined in the agreement), (ii) with respect to any prepayment made after December 29, 2013 but on or prior to December 29, 2014, Symmetry pays a prepayment premium of 4% of the amount prepaid, and (iii) with respect to any prepayment made after December 29, 2014 but on or prior to December 29, 2015, Symmetry pays a prepayment premium of 2% of the amount prepaid. Symmetry is also required to prepay amounts outstanding under the agreement using the Net Cash Proceeds (as defined in the Term Notes agreement) of certain asset sales and issuances of debt or equity made by Symmetry during the term of the Term Notes, in each case to the extent such Net Cash Proceeds are not used to repay Symmetry’s senior indebtedness. We are also required to make an offer (a “Change in Control Offer”) to prepay all of the amounts outstanding under the Term Notes at a price in cash equal to 101% of the outstanding principal amount thereunder in the event of a Change of Control (as defined in the Term Notes agreement). Each lender under the agreement may decline Symmetry’s Change in Control offer or elect to accept the Change in Control Offer in whole or in part. All principal and accrued interest under the Term Notes must be repaid on December 29, 2017.

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

As of December 29, 2012, the most restrictive debt covenants per the Corporation’s lending arrangements and the Corporation’s required and actual ratios were as follows:

	Required	Actual
Consolidated EBITDA to Fixed Charges	1.15 to 1.00	1.87 to 1.00
Consolidated Total Funded Indebtedness to Consolidated EBITDA	4.00 to 1.00	3.25 to 1.00

We intend to closely monitor our compliance with all of our debt covenants. We intend to closely monitor our revenues, cost of revenues and selling, general and administrative expenses to manage our ability to meet our debt covenant requirements. If we are unable to maintain compliance under our debt covenants, we could ultimately go into default under the terms of our various debt agreements.

As of December 29, 2012, we had an aggregate of $213,133 of outstanding indebtedness, which consisted of $98,000 of borrowings under our revolving line of credit; $47,222 of a Bank Term Loan; $66,002 of Term Notes and $1,909 of capital lease obligations.

Historically, we have had a significant amount of variable rate long-term indebtedness and managed our exposure to changes in interest rates by entering into interest rate swap agreements. As further discussed in “Quantitative and Qualitative Disclosures about Market Risks — Interest Rate Risk,” we had an existing agreement that did not qualify for hedge accounting under the applicable accounting guidelines and an agreement from 2009 that did qualify for hedge accounting. We recorded a non-qualifying interest rate swap valuation of $1,328 gain for fiscal 2010 within the derivative valuation gain line item in the statement of operations. During fiscal 2010, we settled both these agreements in conjunction with the refinancing of substantially all of our debt arrangements resulting in a net loss of $280, which is included in loss on debt extinguishment. We did not have any interest rate swaps in place during 2011. During 2012, our Amended Credit Agreement required that we hedge the interest on at least 50% of the current and projected borrowings under the Amended Credit Agreement for a period of at least 3 years beginning no later than March 29, 2012. In March 2012, we entered into two forward swap contracts to manage interest rate risk related to our Bank Term Loan and a portion of our Bank Revolver. The notional amount on the Bank Term Loan swap contract is $25,000 that amortizes in line with scheduled principal payments through maturity in December 2016 and has a fixed per annum interest rate of 0.44% in 2012 that incrementally increases to 2.22% by 2016. The notional amount on the Bank Revolver swap contract is $70,000 that amortizes in line with expected reductions in the related debt instrument through December 2022 and has a fixed per annum interest rate of 0.44% in 2012 that incrementally increase to 3.81% by 2022. These swap contracts, which had a fair value of $4,396 as of December 29, 2012, were designated as cash flow hedges of the future payments of variable rate interest with one-month LIBOR. For fiscal year 2012, there was a loss of $4,396 attributable to these cash flow hedges included in other comprehensive income, of which approximately $513 will be reclassified into earnings in the next twelve months.

We hold certain property and equipment pursuant to capital leases. As of December 29, 2012, these leases have future minimum lease payments of $962, $890, $890 and $667 in each of the next 4 fiscal years and nil thereafter.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 29, 2012:

	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Long-term debt obligations
Bank revolver(1)	$98,000	—	$98,000	—	—
Bank term loan and term notes(2)	165,851	$22,135	67,580	$76,136	—
Capital lease obligations	3,409	962	2,447	—	_
Operating lease obligations	4,888	2,174	2,446	263	$5
Purchase obligations(3)	18,187	13,036	5,151	—	—
Total	$290,335	$38,307	$175,624	$76,399	$5

(1)	Represents principal maturities only and, therefore, excludes the effects of interest which is due quarterly based on outstanding borrowings. There are no scheduled principal payments for our Bank Revolver prior to maturity. Borrowings under the Bank Revolver bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the Amended Credit Agreement. The applicable margin for borrowings under the Amended Credit Agreement ranges from 0.75% to 2.75% for base rate borrowings and 1.75% to 3.75% for LIBOR borrowings, subject to adjustment based on the average availability under the Bank Revolver.
(2)	Represents principal maturities and the effects of interest. The Bank Term Loan interest has been calculated using the December 29, 2012 rate of 4.0%. The Term Notes include interest at the fixed rate of 14%.
(3)	For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities, fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within a short time. We enter into blank orders with vendors that have preferred pricing terms; however, these orders are normally cancelable by us without penalty. Amounts predominantly represent purchase agreements to buy minimum quantities of cobalt chrome, nickel and titanium through July 2014.

This table does not include liabilities for unrecognized tax benefits of $6.2 million as reasonable estimates could not be made regarding the timing of future cash outflows associated with those liabilities.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letter of credit, which are available under the Amended Credit Agreement. We had one letter of credit outstanding as of December 29, 2012 in the amount of $100.

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

We incurred approximately $100 and $200, respectively in capital expenditures for environmental, health and safety in 2012 and 2011. During 2012, purchases focused on safety and environmental. Projects included wet dust collection and water purification systems and safety improvements.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. On an ongoing basis, we evaluate these estimates. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our consolidated financial statements that appear elsewhere in this Form 10-K.

•	Revenue Recognition. We recognize revenue on orders received from customers when there is persuasive evidence of an arrangement with the customer that is supportive of revenue recognition, the customer has made a fixed commitment to purchase the product for a fixed or determinable sales price, collection is reasonably assured under our normal billing and credit terms, and ownership and all risks of loss have been transferred to the buyer, which is normally upon shipment. In certain circumstances, customer terms require receipt of product prior to the transfer of the risk of ownership. In such circumstances, revenue is not recognized upon shipment, but rather upon confirmation of delivery. For product sales to distributors, the Corporation recognizes revenue upon shipment to the distributor under standard contract terms stating that title to the goods passes to the distributors at point of shipment to the distributor’s location. All shipments to distributors are at contract prices and payment is not contingent upon resale of the product. Estimated discounts, rebates, product returns and credits are recorded as a reduction of revenue in the same period revenue is recognized.
•	Inventories. Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market (net realizable value). Costs include material, labor and manufacturing overhead costs. We review our inventory balances quarterly for excess products or obsolete inventory levels and write down, if necessary, the inventory to net realizable value.
•	Impairment of Long-Lived Assets, Including Intangible Assets. We assess the impairment of definite lived long-lived assets when circumstances indicate the carrying value of an asset may not be recoverable based on the undiscounted future cash flows of an asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, undiscounted cash flows, or external appraisals, as applicable. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Intangible assets subject to amortization consist of technology and non-compete intangible assets which are amortized using the straight-line method, as well as customer related intangible assets which are amortized on an accelerated method. All of the Corporation’s intangible assets were acquired in connection with our various acquisitions. The Corporation is required to reassess the expected useful lives of existing intangible assets annually. We reviewed our amortizing intangible assets and have not recorded any impairment related to these assets for fiscal 2012, 2011, or 2010.

We test goodwill for impairment annually on the first day of the fourth fiscal quarter and more frequently if circumstances warrant. We determine fair values for each of the reporting units using an income approach. When available and appropriate, we use comparative market multiples to corroborate discounted cash flow results. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 12.4% to 17.4%. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving comparable businesses. Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate.

We have completed our annual impairment test for our various reporting units, noting no impairment in any of our reporting units. The fair value of three of our reporting units that contained total goodwill of $199,574 exceeded carrying value by 9%, 6%, and 10%, respectively, for fiscal 2012. Revenue growth rates assumed for these reporting units were approximately 2 – 4%, 8 – 13%, and 5 – 7%, respectively over the next five years with terminal growth rates of 4% for all. These growth rates are driven by new product launches as well as further integration of acquisitions. A significant decline in our revenue and earnings or a significant decline in the price of common stock could result in an impairment charge in the future.

Intangible assets with an indefinite life are not amortized but are subject to review each reporting period to determine whether events and circumstances continue to support an indefinite useful life as well as an annual impairment test. In connection with the Codman acquisition in December 2011, we elected to discontinue use of the SSI tradename and renamed the hospital direct business Symmetry Surgical. This resulted in the full impairment of the SSI tradename of $1,529 in 2011 which has been reflected in the impairment of intangible asset line item in the consolidated statements of operations and within the Symmetry Surgical reportable segment. We reviewed all other intangible assets and have not recorded any impairment related to the remaining assets for fiscal 2012, 2011, or 2010.

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

Carlo model, and the resulting expense will be recorded regardless of whether the market conditions are achieved. Compensation expense for restricted stock awards with market conditions is not recorded if the employee is no longer an employee of the Corporation. For stock options, the fair market value is determined using the Black-Scholes Option Pricing Model. We are required to make certain assumptions with respect to selected Black Scholes model inputs, including expected volatility, expected life, expected dividend yield and the risk-free interest rate. Expected volatility is based on the historical volatility of our stock over the most recent period commensurate with the estimated expected life of the stock options. The expected life of stock options granted, which represents the period of time that the stock options are expected to be outstanding, is based on “simplified method” using the midpoint of the vesting and expiration period of each grant, due to the limited historical data. The expected dividend yield is based on our history and expectation of dividend payouts. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. Refer to Note 14 for additional information on our compensation plans.
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

Impact of Recently Issued and Adopted Accounting Standards

Presentation of Comprehensive Income:  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Corporation must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. We adopted the provisions of this standard on January 1, 2012 with the addition of a separate consolidated statement of comprehensive income.

Intangibles (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment:  In July 2012, the FASB issued ASU No. 2012-02, “Intangibles (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 permits an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is more than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset exceeds its carrying amount, quantitative impairment testing is not required. However, if an entity concludes otherwise, quantitative impairment testing is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment:  In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 allows companies to have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, however, early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. We adopted ASU 2011-08 on January 1, 2012, but did not elect the option of performing a qualitative assessment. The adoption of ASU 2011-08 did not have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. Historically, we have managed our interest rate risk by balancing the amount of our fixed rate and variable rate debt and through the use of interest rate swaps. The objective of the swaps is to more effectively balance borrowing costs and interest rate risk. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 29, 2012, we had $147,060 of variable rate debt. The weighted average interest rate for this debt as of December 29, 2012 was 4.32%. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $1,471.

In March 2012, we entered into two forward swap contracts to manage interest rate risk related to our Bank Term Loan and a portion of our Bank Revolver. The notional amount on the Bank Term Loan swap contract is $25,000 that amortizes in line with scheduled principal payments through maturity in December 2016 and has a fixed per annum interest rate of 0.44% in 2012 that incrementally increases to 2.22% by 2016. The notional amount on the Bank Revolver swap contract is $70,000 that amortizes in line with expected reductions in the related debt instrument through December 2022 and has a fixed per annum interest rate of 0.44% in 2012 that incrementally increase to 3.81% by 2022. We will receive payments at variable rates, while we make payments at fixed rates. The objective of these swap agreements is to hedge against potential changes in cash flows on our outstanding debt. No credit risk was hedged. The receivable variable leg of the swaps and the variable rate paid on the Bank Term Loan and Bank Revolver bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates.

Foreign Currency Risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. As a global company with holdings in the United Kingdom, France, Ireland, Switzerland, Malaysia and Germany, we experienced an impact from foreign exchange rate fluctuations in fiscal 2012. As a result of the fluctuation in rates for fiscal year 2012, we experienced decreases in our revenue by $3,674 and our gross margin by $697, however our net income was slightly improved by $62 due to the impact on net losses in foreign jurisdictions. The impact of rates had minimal impact on our revenue, gross margin or net income in the fourth quarter 2012.

We entered into foreign currency forward contracts to mitigate fluctuations in foreign currency on the statement of operations. The gain of the foreign currency valuation of $242 included in derivative income for 2012 offsets foreign currency transaction losses included within the other expense of $384. As of December 29, 2012, we had 15 contracts for the sale of 3,161 of Euros which settle in equal amounts over the twelve month period which began July 2012.

Our primary exposures to foreign currency exchange fluctuations are pound sterling/U.S. dollar and Euro/U.S. dollar. At December 29, 2012, the potential reduction in earnings from a hypothetical instantaneous 10.0% increase or decrease in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be approximately $4,000. This foreign currency sensitivity model is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously decrease by 10.0% because such synchronized changes are unlikely to occur.

Commodity Price Risk

We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities, such as plastic, titanium, stainless steel, cobalt chrome and aluminum. Given the historical volatility of certain commodity prices, this exposure can impact product costs. To manage these fluctuations, we utilize competitive pricing methods such as bulk purchases, blanket orders and long-term contracts with our major suppliers to reduce short term fluctuations. For 2013, we have entered into purchasing contracts on certain raw materials totaling $16,685 at fixed prices in order to manage our risk of commodity price movements. Additionally, we often do not set prices for our products in advance of our commodity purchases; therefore, we can take into account the cost of the commodity in setting our prices for each order. In instances where we have supply agreements with customers; many of these agreements allow us to partially adjust prices for the impact of any raw material price increases. However, to the extent that we are unable to offset the increased commodity costs in our product prices, our results would be adversely affected.

Item 8.  Financial Statements and Supplemental Data

All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

SYMMETRY MEDICAL INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 29, 2012	December 31, 2011
ASSETS:
Current Assets:
Cash and cash equivalents	$9,815	$18,931
Accounts receivable, net	62,593	51,835
Inventories	64,437	84,678
Refundable income taxes	4,904	5,090
Deferred income taxes	7,878	7,535
Derivative valuation asset	242	—
Other current assets	4,145	4,863
Total current assets	154,014	172,932
Property and equipment, net	98,046	103,363
Goodwill	229,134	229,112
Intangible assets, net of accumulated amortization	116,403	124,276
Other assets	7,721	9,182
Total Assets	$605,318	$638,865
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable	$27,863	$23,343
Accrued wages and benefits	9,354	7,637
Other accrued expenses	10,028	5,825
Accrued income taxes	—	522
Derivative valuation liability	513	—
Deferred income taxes	—	39
Revolving line of credit	—	6,567
Current portion of capital lease obligations	492	483
Current portion of long-term debt	11,111	5,904
Total current liabilities	59,361	50,320
Accrued income taxes	7,035	6,844
Deferred income taxes	17,910	18,459
Derivative valuation liability	3,883	—
Other liabilities	869	619
Capital lease obligations, less current portion	1,417	1,907
Long-term debt, less current portion	200,113	259,317
Total Liabilities	290,588	337,466
Commitments and contingencies
Shareholders’ Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued December 29, 2012 – 36,795; December 31, 2011 – 36,426	4	4
Additional paid-in capital	287,453	283,071
Retained earnings	26,267	17,140
Accumulated other comprehensive income	1,006	1,184
Total Shareholders’ Equity	314,730	301,399
Total Liabilities and Shareholders’ Equity	$605,318	$638,865

SYMMETRY MEDICAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data)

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Revenue	$410,505	$359,046	$360,830
Cost of revenue	301,449	287,897	281,132
Gross profit	109,056	71,149	79,698
Research and development expenses	4,152	4,040	3,374
Sales and marketing expenses	26,380	17,455	17,931
General and administrative expenses	44,857	37,163	29,224
Impairment of intangible asset	—	1,529	—
Facility closure and severance	622	2,710	961
Operating Income	33,045	8,252	28,208
Other (income) expense:
Interest expense	19,620	3,862	5,698
Loss on debt extinguishment	—	—	828
Derivatives valuation gain	(242)	—	(1,328)
Other	(102)	400	1,111
Income before income taxes	13,769	3,990	21,899
Income tax expense	4,642	1,098	7,928
Net income	$9,127	$2,892	$13,971
Net income per share:
Basic	$0.25	$0.08	$0.39
Diluted	$0.25	$0.08	$0.39
Weighted average common shares and equivalent shares outstanding:
Basic	35,987	35,576	35,451
Diluted	36,418	36,021	35,810

SYMMETRY MEDICAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net income	$9,127	$2,892	$13,971
Other comprehensive income (loss)
Foreign currency translation adjustments	2,718	(1,341)	(1,719)
Pension plan actuarial loss, net of taxes	(196)	—	—
Net unrealized losses on derivative instruments:
Unrealized holding losses, net of taxes	(2,777)	—	231
Reclassification adjustment for realized losses included in net income	77	—	—
Comprehensive income	$8,949	$1,551	$12,483

SYMMETRY MEDICAL INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 2, 2010	$4	$278,176	$277	$4,013	$282,470
Comprehensive income:
Net income			13,971		13,971
Other comprehensive income (loss) —
Foreign currency translation adjustment				(1,719)	(1,719)
Derivative, net of tax expense of $154				231	231
Comprehensive income					$12,483
Exercise of Common Stock options		37			37
Amortization of unearned compensation cost		1,197			1,197
Issuance of Common Stock —
Employee Stock Purchase Plan		167			167
Restricted Stock		15			15
Balance at January 1, 2011	$4	$279,592	$14,248	$2,525	$296,369
Comprehensive income:
Net income			2,892		2,892
Other comprehensive income (loss) —
Foreign currency translation adjustment				(1,341)	(1,341)
Comprehensive income					$1,551
Exercise of Common Stock options		31			31
Amortization of unearned compensation cost		3,672			3,672
Issuance of Common Stock —
Employee Stock Purchase Plan		135			135
Restricted Stock		(359)			(359)
Balance at December 31, 2011	$4	$283,071	$17,140	$1,184	$301,399
Comprehensive income:
Net income			9,127		9,127
Other comprehensive income (loss) —
Foreign currency translation adjustment				2,718	2,718
Pension plan actuarial loss, net of tax expense of $79				(196)	(196)
Derivative, net of tax expense of $1,697				(2,777)	(2,777)
Realized losses, net of tax expense of $53				77	77
Comprehensive income					$8,949
Exercise of Common Stock options		920			920
Amortization of unearned compensation cost		4,032			4,032
Issuance of Common Stock —
Employee Stock Purchase Plan		151			151
Restricted Stock		(721)			(721)
Balance at December 29, 2012	$4	$287,453	$26,267	$1,006	$314,730

SYMMETRY MEDICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

	Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Operating activities
Net income	$9,127	$2,892	$13,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,206	18,414	18,196
Amortization of intangible assets	8,039	2,883	2,933
Amortization of debt issuance costs	1,718	353	665
Interest paid in kind	1,335	—	—
Net (gain) loss on sale of assets	(154)	272	(62)
Write off of intangible asset	—	1,529	—
Deferred income tax provision	989	(1,852)	1,399
Loss on debt extinguishment	—	—	828
Excess tax benefit from stock-based compensation	(251)	—	—
Stock-based compensation	4,032	3,672	1,197
Derivative valuation gain	(242)	—	(1,328)
Foreign currency transaction (gain) loss	112	(1,245)	816
Change in operating assets and liabilities:
Accounts receivable	(10,188)	(1,334)	(12,717)
Other assets	507	(1,875)	(726)
Inventories	21,006	(3,416)	(8,399)
Derivative settlement	—	—	(1,734)
Current income taxes	(344)	(2,827)	1,152
Accounts payable	3,728	(218)	4,165
Accrued expenses and other	6,070	3,713	(2,450)
Net cash provided by operating activities	62,690	20,961	17,906
Investing activities
Purchases of property and equipment	(10,757)	(13,666)	(15,917)
Proceeds from the sale of property and equipment	414	179	1,950
Acquisitions	—	(176,687)	—
Net cash used in investing activities	(10,343)	(190,174)	(13,967)
Financing activities
Proceeds from Bank Revolver	27,458	135,687	50,396
Payments on Bank Revolver	(79,331)	(72,814)	(55,377)
Proceeds from (payments on) short term borrowings, net	(6,565)	3,135	182
Issuance of revolving credit agreement	—	—	92,000
Issuance of senior subordinated term notes	—	65,000	—
Issuance of bank term loan	—	50,000	2,711
Payments on bank term loans and capital lease obligations	(3,617)	(1,931)	(91,152)
Proceeds from the issuance of common stock, net	99	(226)	182
Excess tax benefit from stock-based compensation	251	—	—
Debt issuance cost	—	(5,582)	(1,427)
Net cash provided by (used in) financing activities	(61,705)	173,269	(2,485)
Effect of exchange rate changes on cash	242	(192)	(606)
Net increase (decrease) in cash and cash equivalents	(9,116)	3,864	848
Cash and cash equivalents at beginning of period	18,931	15,067	14,219
Cash and cash equivalents at end of period	$9,815	$18,931	$15,067
Supplemental disclosures:
Cash paid for interest	$14,311	$3,306	$4,872
Cash paid for income taxes	$3,691	$5,647	$4,436

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

Symmetry Medical Inc. through its OEM Manufacturing business is a leading global source of innovative medical device solutions, including surgical instruments, orthopedic implants, and sterilization cases and trays. The Corporation designs, develops and offers worldwide production and supply chain capabilities for these products to customers in the orthopedic industry, and other medical device markets (including but not limited to arthroscopy, dental, laparoscopy, osteobiologic, and endoscopy segments). The Corporation also manufactures specialized non-healthcare products, primarily in the aerospace industry.

Symmetry Surgical is the Corporation’s business segment which arose from the integration of the 2011 acquisitions of the Codman & Shurtleff Inc. (“Codman”) and Olsen Medical lines of surgical instruments with Symmetry’s previous hospital direct business, Specialty Surgical Instrumentation (“SSI”). Symmetry Surgical offers a broad range of reusable stainless steel and titanium surgical hand-held instruments and retractor systems, sterile disposable surgical products (vein strippers, SECTO dissectors, tonsil sponges and surgical marker pens), and sterilization containers.

On August 15, 2011, the Corporation acquired the assets of PSC’s Olsen Medical division for $11,000 in cash. Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories. Olsen Medical’s products are primarily sold directly to hospitals in the U. S. and internationally through distributors.

On December 29, 2011, the Corporation acquired the surgical instruments business of Codman for $165,687 in cash. Codman distributes surgical instruments and sterile disposable surgical products directly to hospitals. The addition of Codman surgical instruments allows us to offer an expanded array of medical instruments and related products, expands our intellectual property, trademarks, regulatory approvals, and provides an instrument procurement center and personnel located in Tuttlingen, Germany. Codman’s products are primarily sold in the U. S. and internationally through distributors.

2. Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Year End.  The Corporation’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2012 was a 52 week year (ending December 29, 2012), fiscal year 2011 was a 52 week year (ending December 31, 2011), and fiscal year 2010 was a 52 week year (ending January 1, 2011). References in these consolidated financial statements to 2012, 2011 and 2010 refer to these financial years, respectively.

Use of Estimates.  Preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, but management does not believe such differences will materially affect the Corporation’s financial position or results of operations.

Business Combinations.  The Corporation records its business combinations under the acquisition method of accounting. Under the acquisition method of accounting, the Corporation allocates the purchase price of each acquisition to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The fair value of identifiable intangible assets is based upon detailed valuations that use various assumptions made by management. Any excess of the

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Direct acquisition related costs are expensed as incurred.

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

Allowance for Doubtful Accounts.  The Corporation performs periodic credit evaluations of customers’ financial condition and generally does not require collateral. Receivables are generally due within 30 to 90 days. The Corporation maintains an allowance for doubtful accounts for estimated losses in the collection of accounts receivable. The Corporation makes estimates regarding the future ability of its customers to make required payments based on historical credit experience and expected future trends. Provisions to the allowance for doubtful accounts are charged to current selling and marketing expenses. Actual losses are charged against this allowance when incurred. The activity in the allowance for doubtful accounts was as follows:

	December 29, 2012	December 31, 2011	January 1, 2011
Beginning balance	$945	$1,003	$578
Provision	498	290	597
Write-offs	(584)	(348)	(172)
Ending balance	$859	$945	$1,003

Inventories.  Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market (net realizable value). Costs include material, labor and manufacturing overhead costs. Inventory balances are reviewed quarterly for excess products or obsolete inventory levels and written down, if necessary, to net realizable value.

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

Impairment of Long-Lived Assets, Including Intangible Assets.  The Corporation assesses the impairment of definite lived long-lived assets when circumstances indicate the carrying value of an asset may not be recoverable based on the undiscounted future cash flows of an asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, undiscounted cash flows, or external appraisals, as applicable. The Corporation reviews

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Intangible assets subject to amortization consist of technology and non-compete intangible assets which are amortized using the straight-line method, as well as customer related intangible assets which are amortized on an accelerated method. All of the Corporation’s intangible assets were acquired in connection with our various acquisitions. The Corporation is required to reassess the expected useful lives of existing intangible assets annually. The Corporation reviewed its amortizing intangible assets and has not recorded any impairment related to these assets for fiscal 2012, 2011 or 2010.

Goodwill is not amortized but is tested for impairment annually on the first day of the fourth fiscal quarter and more frequently if circumstances warrant using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. Potential impairment is determined by comparing estimated fair value to the net book value of the reporting unit. Fair value is calculated using an income approach based on the present value of estimated future cash flows. The Corporation has multiple operating segments which are comprised of multiple components that represent the lowest level for which discrete financial information is available and the operating results of that component are regularly reviewed by management. The Corporation aggregates certain components that share similar economic similarities and that are vertically integrated within the same operating segment into reporting units. The Corporation completed its annual impairment testing and concluded that no impairment of goodwill existed for fiscal 2012, 2011 or 2010.

Intangible assets with an indefinite life are not amortized but are subject to review each reporting period to determine whether events and circumstances continue to support an indefinite useful life as well as an annual impairment test. In connection with the Codman acquisition in December 2011, the Corporation elected to discontinue use of the SSI tradename and renamed the hospital direct business Symmetry Surgical. This resulted in the full impairment of the SSI tradename of $1,529 in 2011 which has been reflected in the impairment of intangible asset line item in the consolidated statements of operations and within the Symmetry Surgical reportable segment. The Corporation reviewed all other intangible assets and has not recorded any impairment related to the remaining assets for fiscal 2012, 2011 or 2010.

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

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

Foreign Currency Translation.  The financial statements of the Corporation’s foreign subsidiaries are accounted for and have been translated into U.S. dollars in accordance with accounting guidance on foreign currency translation. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. Currency translation adjustments have been recorded as a separate component of shareholders’ equity. Foreign currency transaction gains and losses resulting from a subsidiary’s foreign currency denominated assets and liabilities included in other income were losses of $384, $331 and $1,046 in 2012, 2011 and 2010, respectively.

Shipping and Handling Costs.  The Corporation reflects freight costs associated with shipping its products to customers as a component of cost of revenues.

Advertising Costs.  Advertising costs are expensed as incurred. Advertising costs were $265, $249 and $490 in 2012, 2011 and 2010, respectively.

Derivative Financial Instruments.  The Corporation recognizes all derivative instruments in its consolidated financial statements at fair value. Changes in the fair value of derivatives are recorded each period in the Derivative Valuation (gain)/loss line item of the statements of operations unless the derivative qualifies for hedge accounting in which case the realized changes in fair value are reflected in the same financial statement line item of the item being hedged or the effective portion of changes in fair value of hedges is recorded each period in accumulated other comprehensive income (loss), net of tax, until the related hedge transaction occurs. Any ineffective portion of changes in fair value of the hedges is recorded in the derivative valuation (gain)/loss line item of the statement of operations.

Stock-Based Compensation.  The Corporation measures stock-based compensation cost at the grant date based on the estimated fair value of the award. Compensation cost for service-based awards is recognized ratably over the applicable service period. Compensation cost for performance-based awards is reassessed each period and recognized based upon the probability that the performance targets will be achieved. For restricted stock subject to service conditions or with performance targets, the fair market value of the award is determined based upon the closing value of the Corporation’s stock price on the grant date and the amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Corporation estimates forfeitures at the time of grant by analyzing historical data and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. For restricted stock with service conditions or with performance targets, the total expense recognized for each grant is only for those awards that ultimately vest. The Corporation also grants restricted stock which vest upon achieving certain market conditions and the grant date fair values for these awards were estimated based upon the results of a Monte Carlo model, and the resulting expense will be recorded regardless of whether the market conditions are achieved. Compensation expense for restricted stock awards with market conditions is not recorded if the employee is no longer an employee of the Corporation. For stock options, the fair market value is determined using the Black-Scholes Option Pricing Model. The Corporation makes certain assumptions with respect to selected Black Scholes model inputs, including expected volatility, expected life, expected dividend yield and the risk-free interest rate. Expected volatility is based on the historical volatility of our stock over the most recent period commensurate with the estimated expected life of the stock options. The expected life of stock options granted, which represents the period of time that the stock options are expected to be outstanding, is based on “simplified method” using the midpoint of the vesting and expiration period of each grant, due to the limited historical data. The expected dividend yield is based on our history and expectation of dividend payouts. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. Refer to Note 14 for additional information on the Corporation’s compensation plans.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

Recently Adopted Accounting Pronouncements

Presentation of Comprehensive Income:  In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Corporation must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The Corporation adopted the provisions of this standard on January 1, 2012 by presenting a separate statement of comprehensive income.

Intangibles (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment:  In July 2012, the FASB issued ASU No. 2012-02, “Intangibles (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 permits an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is more than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset exceeds its carrying amount, quantitative impairment testing is not required. However, if an entity concludes otherwise, quantitative impairment testing is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 is not expected to have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

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

On December 29, 2011, the Corporation acquired the surgical instruments business of Codman & Shurtleff, Inc., a Johnson & Johnson Company, for $165,687 in cash. Codman surgical instruments includes, but are not limited to, reusable stainless steel and titanium surgical hand-held instruments and retractor systems and sterile disposable surgical products. The aggregate purchase price of $165,687 was allocated to the opening balance sheet as follows:

Current assets	$10,306
PP&E	114
Acquired customers (amortized over 20 years)	80,840
Trademarks (indefinite-lived)	3,380
Goodwill	71,751
Current liabilities	(169)
Long term liabilities	(535)
Purchase price, net	$165,687

The acquisitions of Olsen Medical and Codman surgical instruments business expanded the Corporation’s Symmetry Surgical business with the increased products offering as well as geographic footprint both in the U.S. and internationally.

The purchase price of Codman and Olsen Medical exceeded the fair value of identifiable tangible and intangible assets. This reflects the strategic compatibility of the products of Codman surgical instruments business, Olsen Medical and the Corporation’s historical hospital direct business, SSI. Goodwill recorded for Olsen Medical and Codman surgical instruments business are deductible for U.S. Federal income taxes.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

3. Acquisitions  – (continued)

Unaudited Proforma Results.  The following table represents the proforma results of the Corporation’s operations had the acquisitions of Codman and Olsen Medical been completed as of the beginning of the periods presented:

	Fiscal Year Ended
	2011	2010
Revenue	$430,037	$435,851
Net income	6,992	13,914
Earnings per share – basic	$0.20	$0.39
Earnings per share – diluted	$0.19	$0.39

4. Inventories

Inventories consist of the following:

	December 29, 2012	December 31, 2011
Raw material and supplies	$12,683	$17,870
Work-in-process	20,335	30,083
Finished goods	31,419	36,725
	$64,437	$84,678

5. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	December 29, 2012	December 31, 2011
Land	$6,572	$6,399
Buildings and improvements (20 to 40 years)	42,885	41,994
Machinery and equipment (5 to 15 years)	156,157	151,376
Office equipment (3 to 5 years)	19,445	17,042
Construction-in-progress	6,414	5,755
	231,473	222,566
Less accumulated depreciation	(133,427)	(119,203)
	$98,046	$103,363

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

6. Intangible Assets

As of December 29, 2012, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Acquired technology and patents	12 years	$2,161	$(1,467)	$694
Acquired customers	19 years	126,481	(22,027)	104,454
Other	17 years	1,421	(414)	1,007
Intangible assets subject to amortization	19 years	130,063	(23,908)	106,155
Proprietary processes	Indefinite			3,578
In process research and development	Indefinite			610
Trademarks	Indefinite			6,060
Indefinite-lived intangible assets, other than goodwill				10,248
Total				$116,403

As of December 31, 2011, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Acquired technology and patents	10 years	$2,323	$(1,452)	$871
Acquired customers	19 years	126,377	(14,220)	112,157
Other	16 years	1,468	(412)	1,056
Intangible assets subject to amortization	19 years	130,168	(16,084)	114,084
Proprietary processes	Indefinite			3,522
In process research and development	Indefinite			610
Trademarks	Indefinite			6,060
Indefinite-lived intangible assets, other than goodwill				10,192
Total				$124,276

Intangible asset amortization expense was $8,039, $2,883 and $2,933 for 2012, 2011 and 2010, respectively. Annual intangible asset amortization expense is estimated to approximate $7,100 for each of the next 5 fiscal years.

The changes in the carrying amounts of goodwill for the years ended December 29, 2012 and December 31, 2011, are as follows:

Balance as of January 1, 2011	$154,218
Goodwill acquired	75,064
Effects of foreign currency	(170)
Balance as of December 31, 2011	$229,112
Adjustment to goodwill	(402)
Effects of foreign currency	424
Balance as of December 29, 2012	$229,134

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

7. Employee Benefit Plan

The Corporation sponsors one defined benefit pension plan for the benefit of its employees at its German subsidiary, which is a legacy plan of the Codman surgical instruments business acquired during the year ended December 31, 2011. The plan is unfunded and provides defined benefits based on the final average salary of the employees as defined in the plan.

The components of net periodic pension cost for 2012 is as follows:

December 29, 2012
Components of Net Periodic Pension Cost:
Service cost	$29
Interest cost	18
Amortization of net actuarial loss	—
Foreign currency exchange rate changes	—
Net periodic pension cost	$47
Weighted average assumptions used to determine net periodic pension cost:
Discount rate	4.60%
Salary increases	2.00%

The change in the projected benefit obligation and the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 29, 2012 and December 31, 2011 is as follows:

	Fiscal Year Ended
	2012	2011
Change in projected benefit obligation
Benefit obligation, beginning of year	$394	$—
Service cost	29	—
Interest cost	18	—
Actuarial loss	275	—
Foreign currency exchange rate changes	12	—
Acquisition	—	394
Benefit obligation, end of year	$728	$394
Change in fair value of assets:
Fair value of plan assets, beginning of year	$—	$—
Fair value of plan assets, end of year	$—	$—
Funded status at end of year – under funded	$(728)	$(394)

The following summarizes the Corporation’s balance sheet related pension and other benefit plan accounts at December 29, 2012 as compared to accounts at December 31, 2012:

	Fiscal Year Ended
	2012	2011
Noncurrent benefit liability	$728	$394
Accumulated other comprehensive loss, net of tax	$196	$—

No contributions were made during 2012 to the plan, nor are any contributions expected to be made to the plan in 2013, since the plan is unfunded. The accumulated benefit obligation for the plan was $570 and $310 at December 29, 2012 and December 31, 2011, respectively.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

7. Employee Benefit Plan  – (continued)

The amounts recognized in accumulated other comprehensive income as of December 29, 2012 and December 31, 2011 are as follows:

	Fiscal Year Ended
	2012	2011
Net actuarial loss	$275	$—
Less: Tax benefit (deferred tax asset)	(79)	—
Accumulated other comprehensive income impact	$196	$—
Weighted average assumptions used to determine benefit obligation:
Discount rate	3.00%	4.60%
Salary increases	2.00%	2.00%

The net actuarial loss for the pension plan required to be amortized from accumulated other comprehensive income into net periodic pension cost in 2013 is expected to be $15.

There are no significant benefits under the plan which is expected to be paid from fiscal 2013 through fiscal 2017.

8. Fair Value of Financial Instruments

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

As of December 29, 2012, the Corporation held certain assets that are required to be measured at fair value on a recurring basis. These included the Corporation’s derivative instruments in the form of interest rate swaps and foreign currency forward contracts. The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these derivative instruments as Level 2 in accordance with the FASB Standard on fair value measurement.

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

	December 29, 2012				December 31, 2011
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$—	$9,815	$—	$9,815	$—	$18,931	$—	$18,931
Foreign currency forwards	—	242	—	242	—	—	—	—
Total assets	$—	$10,057	$—	$10,057	$—	$18,931	$—	$18,931

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

8. Fair Value of Financial Instruments  – (continued)

	December 29, 2012				December 31, 2011
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$—	$(4,396)	$—	$(4,396)	$—	$—	$—	$—
Total liabilities	$—	$(4,396)	$—	$(4,396)	$—	$—	$—	$—

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. Refer to Note 3 for the fair values of assets acquired and liabilities assumed in connection with the Olsen Medical and Codman surgical instrumentation business acquisitions.

The Corporation reviews for goodwill impairment annually on the first day of the fourth fiscal quarter and more frequently if circumstances indicate its carrying value may not be recoverable. The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets would generally be classified within Level 3, in the event that the Corporation were required to measure and record such assets at fair value within its consolidated financial statements.

The Corporation periodically evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets and property plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, in the event that the Corporation was required to measure and record such assets at fair value within its consolidated financial statements.

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

9. Derivatives

The Corporation utilizes derivative instruments to minimize the volatility of cash flows and statement of operations impacts associated with interest rate payments on its variable rate debt and the impact of fluctuations in foreign currency. The Corporation recognizes all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheets. The Corporation utilized third party valuations to assist in the determination of the fair value of these derivatives. The Corporation considers its derivative instrument valuations to be Level 2 fair value measurements.

To the extent a derivative instrument was designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative was deferred in accumulated other comprehensive income/(loss), a component of shareholders’ equity in the consolidated balance sheets, until the underlying transaction hedged was recognized in the consolidated statements of

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

9. Derivatives  – (continued)

operations. The Corporation accounted for certain derivatives hedging the payment of interest as cash flow hedges and the impact of the hedge was reclassified to interest expense in the consolidated statements of operations upon payment of interest.

The Corporation’s profitability and cash flows are affected by changes in interest rates, specifically LIBOR. The primary purpose of the Corporation’s interest rate risk management activities is to hedge its exposure to changes in interest rates. The Corporation’s Amended Credit Agreement requires that the interest be hedged on at least 50% of the current and projected borrowings under the Amended Credit Agreement for a period of at least 3 years beginning no later than March 29, 2012. In March 2012, the Corporation entered into two forward swap contracts to manage interest rate risk related to its Bank Term Loan and a portion of its Bank Revolver. The notional amount on the Bank Term Loan swap contract is $25,000 that amortizes in line with scheduled principal payments through maturity in December 2016 and has a fixed per annum interest rate of 0.44% in 2012 that incrementally increases to 2.22% by 2016. The notional amount on the Bank Revolver swap contract is $70,000 that amortizes in line with expected reductions in the related debt instrument through December 2022 and has a fixed per annum interest rate of 0.44% in 2012 that incrementally increase to 3.81% by 2022. These swap contracts, which had a fair value of $4,396 as of December 29, 2012, were designated as cash flow hedges of the future payments of variable rate interest with one-month LIBOR. In fiscal 2012, the Corporation recorded losses of $4,396 attributable to these cash flow hedges included in other comprehensive income, of which approximately $513 will be reclassified into earnings in the next twelve months.

In 2009, the Corporation entered into a forward swap contract to manage interest rate risk related to a portion of its current variable rate senior secured term loan. The Corporation hedged the future interest payments related to $64,100 of the then total outstanding term loan indebtedness originally due in 2011 pursuant to this forward swap contract. In connection with the refinancing of its debt in November 2010, the Corporation terminated and settled this swap contract. This swap contract, which had a fair value of ($385) at January 2, 2010, was designated as a cash flow hedge of the future payment of variable rate interest with three-month LIBOR fixed at 1.34% per annum in 2010.

In 2006, the Corporation entered into a forward swap contract to manage interest rate risk related to $40,000 of its then existing variable rate senior secured first lien term loan to a fixed payment obligation of 5.45% per annum for the period commencing July 3, 2006 and ending on June 10, 2011. In connection with the refinancing of its debt in November 2010, the Corporation terminated and settled this swap contract. This swap contract, which had a fair value of ($2,598) at January 2, 2010, was not designated as a cash flow hedge of the future variable rate payment of interest. The entire change in the fair value of this interest rate swap was recorded to derivative valuation (gain)/loss in the consolidated statements of operations. In Fiscal 2010, the Corporation recorded a gain of $1,328.

In June and July 2012, the Corporation entered into forward swap contracts to mitigate the impact of fluctuations in foreign currency on the statement of operations. As of December 29, 2012, the Corporation had contracts for the sale of 3,161 Euros which are settling in equal amounts over the twelve month period which began July 2012. These swap contracts, which had an aggregate value of $242 at December 29, 2012, were not designated as cash flow hedges and therefore the change in the fair value is immediately recorded in derivatives valuation gain in the consolidated statements of operations.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

10. Debt Arrangements

Long-term debt consists of the following:

	December 29, 2012	December 31, 2011
Bank term loan payable in quarterly installments beginning September 2012, plus interest at a variable rate, through December 2016	$47,222	$50,000
Senior subordinated term notes, plus interest at 14.0%, payable upon maturity at December 2017	66,002	65,000
Bank Revolver, due November 2015	98,000	149,873
Bank asset-backed term loan payable in monthly installments, plus interest at 2.75% through March 2012	—	348
	211,224	265,221
Less current portion	(11,111)	(5,904)
	$200,113	$259,317

On November 3, 2010, the Corporation refinanced its bank revolving line of credit and term loans, which were scheduled to mature in June 2011, with a revolving credit agreement (Credit Agreement) which is senior and secured with a total capacity of up to $200,000.On December 11, 2011, the Corporation amended its Credit Agreement (Amended Credit Agreement) to add a $50,000 bank term loan (Bank Term Loan) and an option to borrow an additional $50,000 in the form of an increase to the revolving line of credit or additional bank term loans, subject to approval by a majority of the lenders. Thus, the Amended Credit Agreement currently provides for a $200,000 revolving line of credit (Bank Revolver) and $50,000 of a Bank Term Loan.

Borrowings under the Amended Credit Agreement bear interest at a floating rate, which is either a base rate, or at our option, a London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin. As of December 29, 2012, an aggregate of $145,222 was outstanding under this facility at a weighted average interest rate of 4.65%. The Corporation had one outstanding letter of credit as of December 29, 2012 in the amount of $100. The Bank Revolver requires no scheduled payments of principal until maturity in November 2015. The Bank Term Loan has quarterly scheduled principal payments of $2,778 which began September 2012 and will continue through maturity in December 2016.

The Amended Credit Agreement contains various financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA (as defined in the Amended Credit Agreement) and minimum fixed charges ratio of EBITDA. The Amended Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, payment of dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The Amended Credit Agreement is secured by substantially all of the Corporation’s U.S. subsidiary assets and also contains customary events of default. The Corporation was in compliance with all of its covenants as of December 29, 2012.

On December 29, 2011, the Corporation issued $65,000 of senior subordinated term notes (Term Notes) that mature on December 29, 2017. Amounts outstanding under the Term Notes bear interest at an annual rate of 14%. Interest is payable in cash, provided that the Corporation may elect to pay up to 2% of the interest rate in kind by adding that amount to the outstanding principal balance with compounding interest to accrue. The Corporation may elect to repay the outstanding principal amount at any time, provided that, (i) with respect to any prepayment made on or prior to December 29, 2013, Symmetry pays a Make-Whole Premium (as defined in the agreement), (ii) with respect to any prepayment made after December 29, 2013 but on or prior to December 29, 2014, the Corporation pays a prepayment premium of 4% of the amount prepaid, and (iii) with respect to any prepayment made after December 29, 2014 but on or prior to December 29, 2015, the

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

10. Debt Arrangements  – (continued)

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

The Term Notes include customary representations, warranties and covenants made for the benefit of the parties to the agreement. The covenants include, but are not limited to, requirements to provide financial information and notice of other events to the lenders, as well as restrictions on the incurrence of indebtedness, the creation or existence of liens, sales of assets, transactions with affiliates and other matters. The Term Notes also include financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA (as defined in the Term Notes Agreement) and ratio of minimum fixed charges to EBITDA.The agreement includes customary events of default, including but not limited to, failure to pay any principal, interest, fees or other amounts when due, default under any covenant or any agreement in any loan document (subject to cure periods in some cases), cross-default with other debt agreements and certain bankruptcy and insolvency events. While not secured by the Corporation’s assets, repayment of amounts outstanding under the Term Notes is guaranteed by all of Symmetry’s U. S. subsidiaries. The Corporation was in compliance with all of its covenants as of December 29, 2012.

In April 2012, our Penang, Malaysia unit renewed its existing short-term revolving line of credit of $8,000 which is renewable on an annual basis. The facility required interest only monthly payments at LIBOR, plus an applicable margin per year and the total outstanding amount was due upon maturity in April 2013. During December 2012, this agreement was paid in full and terminated. As of December 31, 2011, $6,567 was outstanding on the facility. Outstanding amounts on this Malaysian facility were secured by a standby letter of credit issued on the Corporation’s U.S. Amended Credit Agreement.

In March 2010, our Sheffield, U.K. unit obtained a new £3,000 facility, comprised of a 24-month asset-based term note and short-term revolver facility. The term note matured in March 2012 with monthly payments plus interest at 2.75% per year. During 2012, the short-term revolver capacity was renewed in the amount of £1,000 and is due on demand and accrues interest at 3.50% per year. As of December 31, 2011, $348 was outstanding on the term loan. There were no borrowings on the short-term revolver as of December 29, 2012 or December 31, 2011. The revolver is secured by certain assets of our Sheffield, U.K. unit.

Maturities of long-term debt for the five years succeeding December 29, 2012 are as follows:

2013	11,111
2014	13,889
2015	109,111
2016	11,111
2017	66,002
Thereafter	—
$211,224

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

Property and equipment and related accumulated amortization for building and equipment under capital leases are as follows:

	December 29, 2012	December 31, 2011
Buildings and improvements	$4,991	$4,991
Machinery and equipment	877	842
	$5,868	5,833
Less accumulated amortization	(4,727)	(4,359)
	$1,141	$1,474

Amortization of leased assets is included in depreciation expense.

Future minimum payments for capital leases are as follows at December 29, 2012:

2013	$962
2014	890
2015	890
2016	667
2017	—
Total minimum payments	3,409
Amounts representing interest	(1,500)
Present value of net minimum lease payments (including total current portion of $492)	$1,909

12. Income Taxes

Income before income taxes consisted of:

	Fiscal Year Ended
	2012	2011	2010
Domestic	$13,206	$(2,745)	$17,899
Foreign	563	6,735	4,000
	$13,769	$3,990	$21,899

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

12. Income Taxes  – (continued)

Significant components of the Corporation’s net deferred tax liabilities are as follows:

	December 29, 2012	December 31, 2011
Deferred tax asset
Compensation	$2,181	$1,905
Inventory	4,102	4,442
Loss carryforwards	3,696	5,095
Credit Carryforwards	1,002	1,064
Derivative agreements	1,697	—
Other	3,920	3,238
	16,598	15,744
Valuation allowance	(5,833)	(4,537)
Total deferred tax asset	10,765	11,207
Deferred tax liability
Intangibles	(13,974)	(11,576)
Property, plant and equipment	(6,823)	(10,594)
Total deferred tax liabilities	(20,797)	(22,170)
Deferred tax liabilities, net	$(10,032)	$(10,963)

Significant components of the income tax provision are as follows:

	Fiscal Year Ended
	2012	2011	2010
Current:
Federal	$2,166	$1,420	$4,722
State	178	166	263
Foreign	1,599	1,642	1,686
	3,943	3,228	6,671
Deferred	699	(2,130)	1,257
	$4,642	$1,098	$7,928

The provision for income taxes differs from that computed at the Federal statutory rate of 35% for 2012, 2011 and 2010 as follows:

	Fiscal Year Ended
	2012	2011	2010
Tax at Federal statutory rate	$4,819	$1,397	$7,666
State income taxes	512	41	796
State tax credits	(116)	(117)	(130)
Foreign income taxes	(1,180)	(697)	(552)
Qualified production activities deduction	(210)	(139)	(551)
Research and development credits – current year	(72)	(433)	(315)
Valuation allowance	513	320	296
Reserve for uncertain tax positions	191	281	202
Other	185	445	516
	$4,642	$1,098	$7,928

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

12. Income Taxes  – (continued)

At December 29, 2012, the Corporation had a net operating loss carryforward of approximately $15,341 and an associated deferred tax asset of $3,528 in the U.K. The U.K. carryforward has no expiration date, however, due to the uncertainty of the realization of the full benefit of the U.K. net operating loss carryforward, the Corporation has established a valuation allowance of $5,833 against its net deferred tax asset in the U.K., which includes the net operating loss carryforward. The Corporation has various multistate income tax net operating loss carryforwards which have been recorded as a deferred tax asset of approximately $168. No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries because it is expected that such earnings will be reinvested in these foreign operations indefinitely. At December 29, 2012, we had an aggregate of $33,000 of unremitted earnings of foreign subsidiaries that have been or are intended to be permanently reinvested for continued use in foreign operations.

As of December 29, 2012, the total amount of unrecognized income tax benefits computed under ASC 740 was approximately $6,179, all of which, if recognized, would impact the effective income tax rate of the Corporation. As of December 29, 2012 and December 31, 2011, the Corporation had recorded a total of $856 and $665, respectively, in the consolidated balance sheets of accrued interest and penalties related to uncertain tax positions. Due to the expiration of statutes of limitations in various jurisdictions in 2013, it is reasonably possible the Corporation’s reserve for uncertain tax positions could decrease by approximately $5,000 in the next twelve months. The Corporation has classified this reserve as long-term accrued income taxes in the consolidated balance sheets. As of December 29, 2012, the Corporation is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2008 – 2011. The Corporation is also subject to unexpired statutes of limitation for various states including most significantly Indiana, Michigan and New Hampshire generally for the years 2009 – 2011. During 2012, 2011 and 2010, the Corporation recorded $191, $241 and $232, respectively of interest and penalties in the consolidated statements of operations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 2, 2010	$6,177
Additions based on tax positions – current year	—
Reductions for tax positions – prior years	(30)
Settlements	—
Balance at January 1, 2011	$6,147
Additions based on tax positions – current year	19
Additions for tax positions – prior years	78
Settlements	(65)
Balance at December 31, 2011	$6,179
Additions based on tax positions – current year	—
Additions for tax positions – prior years	—
Settlements	—
Balance at December 29, 2012	$6,179

13. Profit Sharing Plan

During fiscal 2012, the Corporation maintained a profit sharing plan, which qualifies for favorable tax treatment under Section 401(k) of the Internal Revenue Code. Contributions by the Corporation are based upon both discretionary and matching nondiscretionary amounts. The matching amounts represent a 50% match of employees’ contributions, up to a maximum of $4 per participant per year. Expense recorded for the plans was $1,751, $1,708 and $768 for 2012, 2011 and 2010, respectively.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

14. Stock-Based Compensation Plans

The 2003 Stock Option Plan.  The 2003 Stock Option Plan provides for the grant of nonqualified stock options to the Corporation’s directors, officers and employees and other persons who provide services to us. A total of 907,167 shares of common stock are reserved for issuance under this plan. Options for 786,979 shares of common stock have been granted, although there have been no grants of stock options under this plan since 2004. These options vested ratably over a four year period as of the end of each of our fiscal years following a grant. Options granted under the 2003 Stock Option Plan are generally not transferable by the optionee, and such options must be exercised within 30 days after the end of an optionee’s status as an employee, director or consultant (other than a termination by us for cause, as defined in the 2003 Stock Option Plan), within 180 days after such optionee’s termination by death or disability, or within 90 days after such optionee’s retirement, but in no event later than the expiration of the option term. All options were granted, as determined by its board of directors, at the fair market value of the Corporation’s common stock on the date of grant. The term of all options granted under the 2003 Stock Option Plan may not exceed ten years.

The 2004 Amended and Restated Equity Incentive Plan.  The 2004 Amended and Restated Equity Incentive Plan as amended (“the 2004 Incentive Plan”) is designed to enable us to attract, retain and motivate our directors, officers, employees and consultants, and to further align their interests with those of the Corporation’s stockholders, by providing for or increasing their ownership interests in our Corporation. The 2004 Incentive Plan provides for the issuance of stock options, stock appreciation rights (“SARs”), restricted stock, deferred stock, dividend equivalents, other stock-based awards and performance awards. Performance awards will be based on the achievement of one or more business or personal criteria or goals, as determined by the compensation committee. During 2012, the 2004 Incentive Plan was amended to increase the number of shares of common stock permitted for the grant of equity incentive awards by 1,710,000 shares. An aggregate of 3,383,333 shares of common stock are now reserved for issuance under the 2004 Incentive Plan, subject to certain adjustment reflecting changes in the Corporation capitalization.

The Corporation granted 300,000 shares of stock options to one employee during 2012. Stock options under the 2004 Incentive Plan generally are not transferable, and such options must be exercised within 30 days of termination by death or disability, or within 90 days after retirement, but in no event later than the expiration of the option term. Stock options are awarded with an exercise price equal to the market price on the date of grant, become fully exercisable five years after the date of grant and expire six years after the date of grant. The fair value of stock option awards is estimated on the date of grant using the Black-Scholes Option Pricing Model that uses the assumptions noted in the following table:

Valuation Assumptions
Risk-free interest rate	0.75%
Expected volatility	48.00%
Expected dividend yield	—
Expected term	5.5 years

The expected volatility is based upon the Corporation’s historical experience. The expected term represents the period of time that options granted are expected to be outstanding, is based on “simplified method” using the midpoint of the vesting and expiration period of each grant, due to the limited historical data. The risk-free interest rate utilized for periods throughout the contractual life of the options are based on U.S. Treasury security yields at the time of grant.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

14. Stock-Based Compensation Plans  – (continued)

A summary of stock option activity and weighted-average exercise prices for the periods indicated are as follows:

	Number of Options	Weighted Average Price	Instrinsic Value
Outstanding at December 31, 2011	245,422	$3.26	$1,162
Granted	300,000	$7.69	—
Exercised	(193,481)	$3.04	—
Cancelled	—	—	—
Outstanding at December 29, 2012	351,941	$7.15	$1,146
Exercisable at December 29, 2012	51,941	$4.05	—

Range of Exercise	Number Outstanding	Weighted Average Remaining Life	Weighted Average Outstanding Price	Number Exercisable at December 29, 2012	Weighted Average Exercisable Price
$3.04 – $7.69	351,941	4.9 years	$7.15	51,941	$4.05

During 2012, the Corporation granted 300,000 stock options with aggregate fair values on the date of grant of $1,011. The estimated fair values of the stock options granted in 2012 were $3.37. The Corporation did not grant any options during 2011 or 2010. Intrinsic value for stock options is the difference between the current market value of the Corporations’ stock and the option strike price. The total intrinsic value of stock options exercised during 2012, 2011 and 2010 were $1,056, $38 and $46, respectively. In 2012, the Corporation recorded compensation expense of $84 related to stock options grants. The Corporation had no compensation expense relating to stock options during 2011 or 2010. As of December 29, 2012, $927 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 4.6 years.

Restricted stock is a grant of shares of common stock that may not be sold or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. A participant granted restricted stock generally has all of the rights of a shareholder, unless the compensation committee determines otherwise.

During 2012, the Corporation awarded 457,540 shares of performance based restricted stock to employees. Additionally, an aggregate of 51,096 shares of non-performance based restricted stock were granted to several employees during 2012 that have vesting schedules that vary by grant and range from immediately upon grant through four years. The Corporation also granted 96,096 shares of non-performance based restricted stock to directors that vest over three years with one-third vesting on December 21 of each year. The aggregate fair value of 2012 granted shares was $5,668.

During 2011, the Corporation awarded 112,696 shares of performance based restricted stock to employees. Additionally, an aggregate of 355,050 shares of non-performance based restricted stock were granted to several employees during 2011 that have vesting schedules that vary by grant and range from three months through five years. An additional 100,742 shares were granted to certain employees associated with the successful completion of the Codman acquisition which vested immediately. The Corporation also granted 88,326 shares of non-performance based restricted stock to directors that vest over three years with one-third vesting on December 21 of each year. A total of 57,005 shares were granted in 2011 that contained market conditions which were not achieved and therefore the stock was never earned. The total fair value of this grant was $506 as determined by the Monte Carlo Method and will be expensed over the three year service period unless the employee is no longer an employee of the Corporation. Awards that are subject to

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

14. Stock-Based Compensation Plans  – (continued)

performance conditions are expensed based on the probability that these conditions will be achieved. The aggregate fair value of 2011 granted shares was $5,598.

During 2010, the Corporation awarded 65,667 shares of performance based restricted stock to employees. The Corporation also granted 44,400 shares of non-performance based restricted stock to directors that vest over three years with one-third vesting on December 21 each year. The aggregate fair value of 2010 granted shares was $1,057.

In 2012, 2011 and 2010, the Corporation recorded compensation expense of $3,948, $3,672 and $1,197, respectively, related to restricted stock grants. The Corporation’s policy is to recognize expense for awards subject to graded or cliff vesting using the straight-line attribution method. As of December 29, 2012, the Corporation had unearned compensation cost related to unvested restricted stock awards of $4,693 which will be expensed through 2016.

A summary of all restricted stock activity for the period indicated below is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	665,700	$10.47
Granted	717,427	7.92
Vested	(248,094)	10.07
Cancelled	(92,061)	11.05
Outstanding at December 29, 2012	1,042,972	$9.08

The total fair value of restricted stock that vested during 2012, 2011 and 2010 was $2,245, $1,957 and $342, respectively.

15. Employee Stock Purchase Plan

2004 Employee Stock Purchase Plan.  The 2004 Amended and Restated Employee Stock Purchase Plan as amended (“The 2004 Employee Stock Purchase Plan”) is designed to provide an incentive for our domestic employees to purchase our common stock and acquire a proprietary interest in the Corporation. Persons who subsequently are employed by us or one of our designated subsidiaries are eligible upon employment and must be an employee as of an offering date of an exercise period. During 2012, the 2004 Employee Stock Purchase Plan was amended to clarify that eligible compensation includes commissions earned by the Corporation’s salespeople. The Amendment also provided that fractional shares may be purchased to facilitate recordkeeping and avoid participants retaining an amount less than the price of a single share in their accounts after each purchase.

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

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

15. Employee Stock Purchase Plan  – (continued)

A total of 600,000 shares of the Corporation’s common stock are reserved for issuance over the term of the plan. On November 30, 2012, 8,313 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $9.26 per share. On May 31, 2012, 10,079 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $7.35 per share. On November 30, 2011, 9,777 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $7.44 per share. On May 31, 2011, 6,439 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $9.71 per share. This plan is non-compensatory.

The Corporation will terminate this Plan subsequent to the completion of the May 2013 purchase.

UK Share Incentive Plan 2006.  The UK Share Incentive Plan 2006 was designed to provide an incentive for our employees in the United Kingdom to purchase our common stock and acquire a proprietary interest in the Corporation. Each person who was employed by the Corporation’s designated subsidiaries were eligible if they have completed six months of service and remained permanent employees during the entire qualifying period. A total of 300,000 shares of the Corporation’s common stock were reserved for issuance over the term of the plan; however, no shares were issued under this plan and the Corporation terminated this plan on February 28, 2012.

16. Segment Reporting

In connection with the Codman surgical instrumentation & the Olsen Medical acquisitions and the CEO’s implementation of a new reporting structure in the fourth quarter of 2011, the Corporation determined they had two reportable segments as of December 29, 2012 and December 31, 2011 under the provisions of ASC 820 as opposed to one as of January 1, 2011: OEM Solutions and Symmetry Surgical. OEM Solutions primarily designs, develops and manufactures surgical instruments, implants and cases for orthopedic device companies and companies in other medical device markets such as arthroscopy, dental, laparoscopy, osteobiologic and endoscopy. OEM Solutions also manufactures specialized non-healthcare products, primarily in the aerospace industry. OEM Solutions manages its business in multiple operating segments. Because of the similar economic characteristics of these operations, including the nature of the products, comparable level of FDA regulations, and same or similar customers, those operations have been aggregated for segment reporting purposes. Symmetry Surgical is the Corporation’s hospital direct business which sells a broad range of reusable stainless steel and titanium surgical hand-held instruments and retractor systems, sterile disposable surgical products (vein strippers, SECTO dissectors, tonsil sponges and surgical marker pens), and sterilization containers. These products are typically used in the surgical specialties of spine, general/OB-GYN, microsurgery/neurosurgery, orthopedics, laparoscopy, cardiovascular, thoracic and general surgery in the hospital setting as well as surgery centers and in select physician offices. Symmetry Surgical was formed upon the acquisition of the surgical instrumentation business of Codman.

The Corporation is a multi-national company with operations in the U. S., United Kingdom, France, Ireland, Malaysia and Germany. As a result, the Corporation’s financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. Revenues are attributed to geographic locations based on the location to which products are shipped.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Corporation evaluates segment performance based on income from operations. Beginning January 1, 2012, the Corporation began allocating certain administrative corporate charges to the OEM Solutions and Symmetry Surgical reportable segments. Prior periods have been restated to reflect the allocation of these charges. Other Corporation charges, such as interest, income taxes and remaining unallocated administrative charges have not been allocated to the OEM Solutions or Symmetry Surgical reportable segments.The Corporation generally accounts for intersegment sales and transfers at cost plus a specified mark-up.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

16. Segment Reporting  – (continued)

Reportable segment information is as follows:

	Year Ended December 29, 2012
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
Revenues
External revenues	$303,265	$107,240	—	$410,505	—	$410,505
Intersegment revenues	9,929	342	—	10,271	$(10,271)	—
Total revenues	313,194	107,582	—	420,776	(10,271)	410,505
Depreciation and amortization	18,490	6,542	$213	25,245	—	25,245
Operating income (loss)	25,792	18,226	(11,192)	32,826	219	33,045
Interest expense						19,620
Derivatives valuation gain						(242)
Other						(102)
Income before income taxes						13,769
Total assets	370,704	214,391	20,223	605,318	—	605,318
Capital expenditures	8,246	2,298	213	10,757	—	10,757

	Year ended December 31, 2011
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
Revenues
External revenues	$319,547	$39,499	—	$359,046	—	$359,046
Intersegment revenues	7,195	387	—	7,582	$(7,582)	—
Total revenues	326,742	39,886	—	366,628	(7,582)	359,046
Depreciation and amortization	20,124	978	$195	21,297	—	21,297
Operating income (loss)	23,183	(775)	(14,156)	8,252	—	8,252
Interest expense						3,862
Other						400
Income before income taxes						3,990
Total assets	411,143	206,308	21,414	638,865	—	638,865
Capital expenditures	13,081	473	112	13,666	—	13,666

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

16. Segment Reporting  – (continued)

	Year ended January 1, 2011
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
Revenues
External revenues	$326,007	$34,823	—	$360,830	—	$360,830
Intersegment revenues	7,281	41	—	7,322	$(7,322)	—
Total revenues	333,288	34,864	—	368,152	(7,322)	360,830
Depreciation and amortization	20,256	722	151	21,129	—	21,129
Operating income (loss)	34,134	1,580	(7,506)	28,208	—	28,208
Interest expense						5,698
Loss on debt extinguishment						828
Derivatives valuation gain						(1,328)
Other						1,111
Income before income taxes						21,899
Total assets	410,768	28,882	10,304	449,954	—	449,954
Capital expenditures	15,248	530	139	15,917	—	15,917

Revenues to External Customers:

	Fiscal Year Ended
	2012	2011	2010
United States	$302,558	$261,327	$267,808
Ireland	22,362	22,473	31,748
United Kingdom	30,203	29,397	27,894
Other foreign countries	55,382	45,849	33,380
Total revenues	$410,505	$359,046	$360,830

Long-Lived Assets:

	Fiscal Year Ended
	2012	2011	2010
United States	$60,292	$66,596	$71,942
United Kingdom	25,499	25,683	27,449
Ireland	3,116	2,605	2,537
Other foreign countries	9,139	8,479	5,951
Total long-lived assets	$98,046	$103,363	$107,879

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

2012 — one customer represented approximately 32.4% of revenues, however, excluding the Codman related transitional services agreement, this customer would have represented 29.9%.

2011 — two customers represented approximately 31.6% and 11.2% net revenues, respectively.

2010 — three customers represented approximately 32%, 10% and 10% of net revenues, respectively.

The customers listed above, which are OEM Solution customers, with the exception of the Codman related transitional services agreement, comprised approximately 28%, 41% and 41% of the accounts receivable balance at December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

Following is a summary of the composition by segment and product category of the Corporation’s net revenues to external customers.

	Fiscal Year Ended
Sales by product	2012	2011	2010
OEM Solutions Revenue
Instrument	$115,154	$115,271	$117,601
Implant	101,957	103,328	111,253
Cases	58,545	75,847	74,730
Other	27,609	25,101	22,423
Total OEM Solutions Revenue	303,265	319,547	326,007
Total Symmetry Surgical Revenue	107,240	39,499	34,823
Total Revenue	$410,505	$359,046	$360,830

17. Accounts Receivable Factoring

In January 2012, the Corporation entered into an agreement with an unrelated third-party for the factoring of specific accounts receivable in the U.K. to reduce the amount of working capital required to fund such receivables. The factoring of accounts receivable under this agreement is accounted for as a sale in accordance with ASC 860, Transfers and Servicing. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in general and administrative expenses in the consolidated statement of operations in the period of the sale. Net funds received reduced accounts receivable outstanding while increasing cash. The Corporation has no retained interests, nor any continuing involvement or servicing liabilities related to the accounts receivable that have been sold. For fiscal 2012, the Corporation sold $7,024 of accounts receivable pursuant to this agreement, which represents the face amount of total outstanding receivables at the time the receivables are sold. Fees paid pursuant to this agreement were $50 for fiscal 2012.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

18. Net Income per Share

The following table sets forth the computation of earnings per share (shares in thousands).

	Fiscal Year Ended
	2012	2011	2010
Earnings per share — Basic:
Net income	$9,127	$2,892	$13,971
Less: Undistributed earnings allocated to nonvested stock	(36)	(20)	(128)
Income available to common shares – Basic	9,091	2,872	13,843
Weighted-average common shares outstanding – Basic	35,987	35,576	35,451
Earnings per share – Basic	$0.25	$0.08	$0.39
Earnings per share – Diluted:
Net income	$9,127	$2,892	$13,971
Weighted-average common shares outstanding – Basic	35,987	35,576	35,451
Effect of dilution	431	445	359
Weighted-average common shares outstanding – Diluted	36,418	36,021	35,810
Earnings per share – Diluted	$0.25	$0.08	$0.39

19. Facility Closure and Severance Costs

Results of operations for fiscal 2012, 2011 and 2010 include pre-tax charges of $622, $2,710 and $961, respectively, associated with employee cost reduction and efficiency actions as well as the consolidation of our Auburn, ME facility into other facilities that produce similar products in fiscal 2010. In fiscal 2012 and 2011, these charges were comprised entirely of severance costs. In fiscal 2010, these costs are comprised of $628 of severance costs and an additional $333 of asset impairment and moving expenses. As of December 29, 2012 and December 31, 2011, severance accruals related to these cost reduction and efficiency actions totaled $177 and $605, respectively, and are included in other accrued expenses in the consolidated balance sheets. The decrease in the accrual from December 31, 2011 to December 29, 2012 represents severance charges paid during 2012.

20. Commitments and Contingencies

Operating Leases.  The Corporation has various operating leases, primarily for equipment and vehicles. Total rental expense for these operating leases amounted to $2,869, $2,671 and $1,931 in 2012, 2011 and 2010, respectively. At December 29, 2012, future minimum payments for operating leases with initial terms of one year or more are as follows: $2,174 in 2013; $1,278 in 2014; $693 in 2015; $475 in 2016; $191 in 2017 and $77 thereafter.

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of plastic, cobalt chrome and titanium through July 2014. Based on contractual pricing at December 29, 2012, the minimum purchase obligations total $16,685. Purchases under plastic, titanium and cobalt chrome contracts were approximately $9,469 in 2012. These purchases are not in excess of our forecasted requirements. Additionally, as of December 29, 2012, the Corporation has $1,502 of commitments to complete capital projects in progress.

SYMMETRY MEDICAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

20. Commitments and Contingencies  – (continued)

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

21. Quarterly Results of Operations (Unaudited)

The Corporation’s fiscal year end is the 52 or 53 week period ending the Saturday closest to December 31. Fiscal 2012 and 2011 were 52 week years. The following quarterly results of operations refer to these financial periods (in thousands, except per share data):

	Fiscal Year 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands except per share data)
Revenue	$100,685	$102,335	$100,929	$106,556	$410,505
Gross profit	25,144	26,771	28,226	28,915	109,056
Net income (loss)	830	1,636	3,738	2,923	9,127
Earnings per share:
Basic	$0.02	$0.05	$0.10	$0.08	$0.25
Diluted	$0.02	$0.05	$0.10	$0.08	$0.25

	Fiscal Year 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands except per share data)
Revenue	$95,778	$94,721	$84,039	$84,508	$359,046
Gross profit	19,323	22,228	15,754	13,844	71,149
Net income (loss)	1,362	4,175	527	(3,172)	2,892
Earnings per share:
Basic	$0.04	$0.12	$0.01	$(0.09)	$0.08
Diluted	$0.04	$0.12	$0.01	$(0.09)	$0.08

The sum of the quarters may not equal the year to date amounts due to rounding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Symmetry Medical Inc.:

We have audited the accompanying consolidated balance sheets of Symmetry Medical Inc. as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flow for each of the three years in the period ended December 29, 2012. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symmetry Medical Inc. at December 29, 2012 and December 31, 2011, and the consolidated results of its operations, comprehensive income, and its cash flow for each of the three years in the period ended December 29, 2012, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Symmetry Medical Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 8, 2013

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 29, 2012, based on criteria for effective internal control over financial reporting described in Internal Control  —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we have concluded that internal control over financial reporting is effective as of December 29, 2012.

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
March 8, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Symmetry Medical Inc.

We have audited Symmetry Medical Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Symmetry Medical Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Symmetry Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the COSO criteria

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symmetry Medical, Inc. as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flow for each of the three years in the period ended December 29, 2012 of Symmetry Medical, Inc. and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 8, 2013

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

(b) Changes in Internal Control Over Financial Reporting.

Changes in Internal Controls.  There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.  The report of management required under this Item 9A can be found on page 91 of this Form 10-K under the heading “Management’s Report on Internal Control over Financial Reporting.”

Symmetry Medical’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. This report appears on page 90 of this Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required to be furnished pursuant to Item 10 with respect to directors and corporate governance is incorporated herein by reference from the sections entitled “Governance of the Corporation” and “Information on Directors and Executive Officers” in our Proxy Statement for the 2013 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 11.  Executive Compensation

The information required to be furnished pursuant to Item 11 is incorporated herein by reference from the sections entitled “Executive Compensation” and “Compensation Discussion and Analysis” in our Proxy Statement for the 2013 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to Item 12 is incorporated herein by reference from the sections entitled “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” in our Proxy Statement for the 2013 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required to be furnished pursuant to Item 13 is incorporated herein by reference from the sections entitled “Governance of the Corporation” and “Related Party Transactions” in our Proxy Statement for the 2013 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 14.  Principal Accounting Fees and Services

The information required to be furnished pursuant to Item 14 is incorporated herein by reference from the section entitled “Audit and Non-Audit Fees” in our Proxy Statement for the 2013 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	See Part II, Item 8 for an index of the Corporation’s consolidated financial statements.
(b)	Exhibits:

2.1	Asset Purchase Agreement between Codman & Shurtleff, Inc. and Specialty Surgical Instrumentation, Inc., and Symmetry Medical Inc., dated December 11, 2011 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed December 13, 2011).
Articles of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation of Symmetry Medical Inc. (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to our Registration Statement, on Form S-1/A, filed July 22, 2004).
3.2	Amended and Restated Bylaws of Symmetry Medical Inc., as amended through March 24, 2005 (incorporated by reference to Exhibit 3.2 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to our Registration Statement, on Form S-1/A, filed July 22, 2004).
Material Contracts
10.1 †	Stock Option Agreement between Symmetry Medical Inc. and Thomas J. Sullivan dated July 27, 2012 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed August 2, 2012).
10.10†	Symmetry Medical Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1, filed May 28, 2004).
10.11†	Form of Nonqualified Stock Option Agreement issued under 2003 Stock Option Plan (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-1, filed May 28, 2004).
10.13†	Symmetry Medical Inc. Amended and Restated 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
10.14†	Amendment to Symmetry Medical Inc. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
10.15†	Employment Agreement, dated as of June 11, 2003, by and between Symmetry Medical Inc. and Brian S. Moore (incorporated by reference to Exhibit 10.16 of our Registration Statement on Form S-1, filed May 28, 2004).
10.16†	Employment Agreement, dated as of January 6, 2004, by and between Symmetry Medical Inc. and Fred L. Hite (incorporated by reference to Exhibit 10.17 of Amendment No. 4 to our Registration Statement, on Form S-1/A, filed July 30, 2004).
10.40†	Form of Restricted Stock Agreement (Key Employees) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 30, 2008).
10.41†	Form of Restricted Stock Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 30, 2008).
10.42†	Form of Restricted Stock Agreement (Key Employees) issued under Amendment No. 1 to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.42 to our Form 10-Q filed August 7, 2009).
10.44†	Symmetry Medical Inc. Amendment No. 1 to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to our Form DEF 14A filed May 1, 2009.)
10.45†	Amended employment agreement, dated May 4, 2010, by and between Symmetry Medical Inc. and Brian S. Moore (incorporated by reference to Exhibit 10.45 to our Form 10-Q filed May 11, 2010).
10.46†	Employment Agreement, dated May 4, 2010, by and between Symmetry Medical Inc. and Fred Hite (incorporated by reference to Exhibit 10.45 to our Form 10-Q filed May 11, 2010).

10.47†	Employment Agreement, dated May 4, 2010, by and between Symmetry Medical Inc. and D. Darin Martin and Michael Curtis (incorporated by reference to Exhibit 10.45 to our Form 10-Q filed May 11, 2010).
10.48†	Form of Restricted Stock Agreement (CEO) issued under Amendment No. 1 to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to our Form 10-Q filed May 11, 2010).
10.49†	Form of Restricted Stock Agreement (Key Employees) issued under Amendment No. 1 to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to our Form 10-Q filed May 11, 2010).
10.50†	Compromise Agreement of Mr. Hynes (incorporated by reference to Exhibit 99.1 to our Form 8-K filed June 16, 2010).
10.51†	Second Amendment to Employment Agreement, dated as of June 10, 2010, by and between Symmetry Medical Inc. and Brian S. Moore (incorporated by reference to Exhibit 99.2 to our Form 8-K filed June 16, 2010).
10.53†	Credit Agreement, dated November 3, 2010, among Symmetry Medical Inc. as borrower, JPMorgan Chase Bank, N.A. as Administrative Agent, the lenders identified on the signature pages thereto, Wells Fargo Bank, National Association as Syndication Agent and Fifth Third Bank, Bank of America, N.A. and PNC Bank National Association as Co-Documentation Agents (incorporated by reference to EX-99.1 to our Form 8-K filed November 9, 2010).
10.54†	Third Amendment to Employment Agreement with Mr. Moore, dated January 17, 2011 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed January 19, 2011).
10.55†	Employment Agreement with Mr. Sullivan, dated January 17, 2011 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed January 19, 2011).
10.56†	Executive Benefit Agreement with Mr. Sullivan, dated January 17, 2011 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed January 19, 2011).
10.57†	Bonus Agreement with Mr. Hite, dated January 11, 2011 (incorporated by reference to Exhibit 10.4 to our Form 8-K filed January 19, 2011).
10.58†	Form of Transition Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 3, 2011).
10.59†	Form of Key Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 3, 2011).
10.60†	Form of Restricted Stock Agreement (Key Employees) issued under Amendment No. 1 to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.60 to our Form 10-Q filed May 6, 2011.
10.61†	Restricted Stock Agreement between Symmetry Medical Inc. and Thomas J. Sullivan dated April 28, 2011 (incorporated by reference to Exhibit 10.60 to our Form 10-Q filed August 9, 2011).
10.62	Asset Purchase Agreement, dated August 3, 2011, between SMA Acquisition, LLC and PSC Industries, Inc. (incorporated by reference to Exhibit 10.61 to our Form 10-Q filed August 9, 2011).
10.63	First Amendment to Credit Agreement entered into by Symmetry Medical Inc. and Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A., dated December 11, 2011 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 15, 2011).
10.64	Senior Subordinated Credit Agreement among Symmetry Medical Inc., JPMorgan Mezzanine Capital LLC/FS Investment Corporation and GSO/Blackstone Debt Funds Management LLC dated December 29, 2011 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 5, 2012).
10.65†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of our Form 8-K filed January 5, 2012).
10.66†	Asset Purchase Agreement between Codman & Shurtleff, Inc. and Specialty Surgical Instrumentation, Inc., and Symmetry Medical Inc., dated December 11, 2011 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed December 15, 2011). See Exhibit 2.1
10.67†	Restricted Stock Agreement between Symmetry Medical Inc. and Thomas J. Sullivan dated March 1, 2012 (incorporated by reference to Exhibit 10.67 of our Form 10-K filed March 15, 2012).

10.68†	Form of Key Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.68 of our Form 10-K filed March 15, 2012).
10.69†	Amendment No. 3 to Amended and Restated 2004 Equity Incentive Amended Plan (incorporated by reference to Exhibit 10.70 of our Form 10-Q filed May 8, 2012).
10.70†	First Amendment to Executive Benefit Agreement between Symmetry Medical Inc. and Thomas J. Sullivan dated August 3, 2012 (incorporated by reference to Exhibit 10.70 of our Form 10-Q filed August 3, 2012).
10.71†	Amended Employment Agreement between Symmetry Medical Inc. and Fred Hite dated August 3, 2012 (incorporated by reference to Exhibit 10.71 of our Form 10-Q filed August 3, 2012)
10.72†	Form of Amended Employment Agreement between Symmetry Medical Inc. and D. Darin Martin and David C. Milne and Christopher Huntington dated August 3, 2012 (incorporated by reference to Exhibit 10.72 of our Form 10-Q filed August 3, 2012)
10.73†	2004 Employee Stock Purchase Plan, as amended June 1, 2005 and November 16, 2012 (incorporated by reference to Exhibit 10.73 of our Form 8-K filed November 19, 2012).
Other
21.1	List of Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.*
24.1	Power of Attorney.*
Executive Officer Certifications
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
XBRL
101.INS	XBRL Instance Document.~
101.SCH	XBRL Taxonomy Extension Schema Document.~
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.~
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.~
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.~
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.~

†	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit.
*	Filed concurrently herewith.
~	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRY MEDICAL INC.

March 8, 2013	By: /s/ Thomas J. Sullivan Thomas J. Sullivan Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ Thomas J. Sullivan Thomas J. Sullivan	Chief Executive Officer, President and Director (Principal Executive Officer)	March 8, 2013
/s/ Fred L. Hite Fred L. Hite	Senior Vice President, Chief Financial Officer	March 8, 2013
/s/ Ronda L. Harris Ronda L. Harris	Chief Accounting Officer	March 8, 2013
* Craig B. Reynolds	Director	March 8, 2013
* Francis T. Nusspickel	Director	March 8, 2013
* James S. Burns	Director	March 8, 2013
* John S. Krelle	Director	March 8, 2013
* Robert G. Deuster	Director	March 8, 2013
* By: /s/ Fred L. Hite Fred L. Hite Attorney-in-fact Pursuant to Power of Attorney (Exhibit 24.1 hereto)