Form 10-Q
period 2013-03-30
Symmetry Medical Inc.
filed 2013-05-09
CIK 1292055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of May 6, 2013 was 37,276,288 shares.

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

We also refer you to and believe that you should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” portions of our Annual Report for fiscal 2012 on Form 10-K, as well as in other reports which we file with the Securities and Exchange Commission, to better understand the risks and uncertainties that are inherent in our business and in owning our securities. These reports are available publicly on the SEC website, www.sec.gov, and on our website, www.symmetrymedical.com.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 30,	December 29,
	2013	2012
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$14,901	$9,815
Accounts receivable, net	56,671	62,593
Inventories	66,717	64,437
Refundable income taxes	6,125	4,904
Deferred income taxes	7,803	7,878
Derivative valuation asset	49	242
Other current assets	4,608	4,145

Total current assets	156,874	154,014
Property and equipment, net	95,440	98,046
Goodwill	228,517	229,134
Intangible assets, net of accumulated amortization	114,386	116,403
Other assets	7,259	7,721

Total Assets	$602,476	$605,318

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$31,716	$27,863
Accrued wages and benefits	10,090	9,354
Other accrued expenses	7,381	10,028
Accrued income taxes	71	-
Derivative valuation liability	464	513
Current portion of capital lease obligations	490	492
Current portion of long-term debt	11,111	11,111

Total current liabilities	61,323	59,361
Accrued income taxes	7,124	7,035
Deferred income taxes	18,310	17,910
Derivative valuation liability	3,381	3,883
Other liabilities	866	869
Capital lease obligations, less current portion	1,286	1,417
Long-term debt, less current portion	198,789	200,113

Total Liabilities	291,079	290,588

Commitments and contingencies

Shareholders' Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued March 30, 2013—37,276; December 29, 2012—36,795	4	4
Additional paid-in capital	287,854	287,453
Retained earnings	25,973	26,267
Accumulated other comprehensive income (loss)	(2,434)	1,006

Total Shareholders' Equity	311,397	314,730

Total Liabilities and Shareholders' Equity	$602,476	$605,318

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except per Share Data; Unaudited)

	Three Months Ended
	March 30,	March 31,
	2013	2012

Revenue	$98,864	$100,685
Cost of revenue	73,720	75,541
Gross profit	25,144	25,144

Research and development expenses	1,164	893
Sales and marketing expenses	7,120	7,144
General and administrative expenses	12,838	10,672
Facility closure and severance	129	373
Operating Income	3,893	6,062

Other (income) expense:
Interest expense	4,617	5,144
Derivatives valuation loss	193	-
Other	(314)	(398)
Income (loss) before income taxes	(603)	1,316
Income tax expense (benefit)	(309)	486
Net income (loss)	$(294)	$830

Net income (loss) per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Weighted average common shares and equivalent shares outstanding:
Basic	36,275	35,895
Diluted	36,275	36,238

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands; Unaudited)

	Three Months Ended
	March 30,	March 31,
	2013	2012

Net income (loss)	$(294)	$830
Other comprehensive income (loss)
Foreign currency translation adjustments	(3,744)	2,999
Net unrealized gains on derivative instruments:
Unrealized holding gains (losses), net of taxes	249	-
Reclassification adjustment for realized losses included in net income	55	-

Comprehensive income (loss)	$(3,734)	$3,829

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In Thousands; Unaudited)

	Three Months Ended
	March 30,	March 31,
	2013	2012

Operating activities
Net income (loss)	$(294)	$830
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,151	4,406
Amortization of intangible assets	1,776	2,012
Amortization of debt issuance costs	466	349
Interest paid in kind	332	340
Net loss on sale of assets	3	27
Deferred income tax provision	382	(307)
Stock-based compensation	962	946
Derivative valuation loss	193	-
Foreign currency transaction (gain) loss	(45)	225
Change in operating assets and liabilities:
Accounts receivable	5,084	(3,886)
Other assets	(538)	(238)
Inventories	(2,790)	3,428
Current income taxes	(1,150)	3,219
Accounts payable	4,850	4,038
Accrued expenses and other	(2,011)	4,164

Net cash provided by operating activities	11,371	19,553

Investing activities
Purchases of property and equipment	(3,320)	(4,291)
Proceeds from the sale of property and equipment	12	49

Net cash used in investing activities	(3,308)	(4,242)

Financing activities
Proceeds from Bank Revolver	33,035	6,771
Payments on Bank Revolver	(29,140)	(17,844)
Proceeds from (payments on) short term borrowings, net	-	(65)
Payments on bank term loans and capital lease obligations	(5,684)	(470)
Proceeds from the issuance of common stock, net	(561)	(141)

Net cash used in financing activities	(2,350)	(11,749)
Effect of exchange rate changes on cash	(627)	657

Net increase in cash and cash equivalents	5,086	4,219
Cash and cash equivalents at beginning of period	9,815	18,931

Cash and cash equivalents at end of period	$14,901	$23,150

Supplemental disclosures:
Cash paid for interest	$5,286	$4,265

Cash paid (received) for income taxes	$441	$(2,442)

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

The condensed consolidated financial statements of the Corporation have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments of a normal recurring nature considered necessary to present fairly the consolidated financial position of the Corporation, its results of operations and cash flows. The Corporation’s results are subject to seasonal fluctuations. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements included herein should be read in conjunction with the fiscal year 2012consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for fiscal year 2012.

The Corporation’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2013 is a 52 week year ending December 28, 2013.  The Corporation’s interim quarters for 2013 are 13 weeks long and quarter-end dates have been set as March 30, 2013, June 29, 2013 and September 28, 2013. Fiscal year 2012 was a 52 week year (ending December 29, 2012). The Corporation’s interim quarters for 2012 were 13 weeks long, ending March 31, 2012, June 30, 2012 and September 29, 2012. References in these condensed consolidated financial statements to the three months ended refer to these financial periods, respectively.

2. New Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income:In February 2013, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, ("ASU 2013-02"). ASU 2013-02 requires entities to report either on the statement of operations or disclose in the footnotes to the consolidated financial statements the effects on earnings from items that are reclassified out of comprehensive income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 is effective prospectively for the first reporting period after December 15, 2012 with early adoption permitted. The adoption of ASU 2013-02 did not have an impact on the Corporation’s consolidated financial position, results of operations or cash flows as it only enhances disclosures.

Technical Corrections and Improvements: In October 2012, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2012-04, Technical Corrections and Improvements (“ASU 2012-04”), which covers a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and confirming amendments related to fair value measurements. ASU 2012-04 is effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have an impact on the Corporation’s consolidated financial position, results of operations or cash flows as the Standard only clarified existing Codification.

3. Inventories

Inventories consist of the following:

	March 30,	December 29,
	2013	2012
	(unaudited)

Raw material and supplies	$12,629	$12,683
Work-in-process	21,859	20,335
Finished goods	32,229	31,419

	$66,717	$64,437

4. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	March 30,	December 29,
	2013	2012
	(unaudited)

Land	$6,309	$6,572
Buildings and improvements (20 to 40 years)	42,234	42,885
Machinery and equipment (5 to 15 years)	155,955	156,157
Office equipment (3 to 5 years)	20,316	19,445
Construction-in-progress	6,594	6,414

	231,408	231,473
Less accumulated depreciation	(135,968)	(133,427)

	$95,440	$98,046

 5. Derivatives

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

To the extent a derivative instrument was designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative was deferred in accumulated other comprehensive income (loss), a component of shareholders' equity in the consolidated balance sheets, until the underlying transaction hedged was recognized in the consolidated statements of operations. The Corporation accounts for certain derivatives hedging the payment of interest as cash flow hedges and the impact of the hedge was reclassified to interest expense in the consolidated statements of operations upon payment of interest.

The Corporation's profitability and cash flows are affected by changes in interest rates, specifically LIBOR. The primary purpose of the Corporation's interest rate risk management activities is to hedge its exposure to changes in interest rates. The Corporation’s Amended Credit Agreement requires that the interest be hedged on at least 50% of the current and projected borrowings under the Amended Credit Agreement for a period of at least 3 years beginning no later than March 29, 2012. In March, 2012, the Corporation entered into two forward swap contracts to manage interest rate risk related to its Bank Term Loan and a portion of its Bank Revolver. The notional amount on the Bank Term Loan swap contract is $25,000 that amortizes in line with scheduled principal payments through maturity in December 2016 and has a fixed per annum interest rate of 0.60% in 2013 that incrementally increases to 2.22% by 2016. The notional amount on the Bank Revolver swap contract is $70,000 that amortizes in line with expected reductions in the related debt instrument through December 2022 and has a fixed per annum interest rate of 0.60% in 2013 that incrementally increase to 3.81% by 2022. These swap contracts, which were a fair value liability of $3,845 and $4,396 as of March 30, 2013 and December 29, 2012, respectively, were designated as cash flow hedges of the future payments of variable rate interest with one-month LIBOR. For the three months ended March 30, 2013, the Corporation recorded gains of $551 attributable to these cash flow hedges included in other comprehensive income, of which approximately $464 will be reclassified into earnings in the next twelve months.

In June and July 2012, the Corporation entered into forward swap contracts to mitigate the impact of fluctuations in foreign currency on the statement of operations. As of March 30, 2013 and December 29, 2012, the Corporation had contracts for the sale of 1,425 and 3,161 Euros, respectively, which are settling in equal amounts over the twelve month period which began July 2012. These swap contracts, which were an aggregate fair value asset of $49 and $242 at March 30, 2013 and December 29, 2012, respectively, were not designated as cash flow hedges and therefore the change in the fair value is immediately recorded in derivatives valuation loss in the consolidated statements of operations.

6. Fair Value of Financial Instruments

As of March 30, 2013, the Corporation held certain assets that are required to be measured at fair value on a recurring basis. These included the Corporation’s derivative instruments in the form of interest rate swaps and foreign currency forward contracts. The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these derivative instruments as Level 2 in accordance with the FASB Standard on fair value measurement.

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

	March 30, 2013				December 29, 2012
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets
Cash equivalents	$-	$4,067	$-	$4,067	$-	$920	$-	$920
Foreign currency forwards	-	49	-	49	-	242	-	242
Total assets	$-	$4,116	$-	$4,116	$-	$1,162	$-	$1,162

Liabilities
Interest rate swaps	$-	$(3,845)	$-	$(3,845)	$-	$(4,396)	$-	$(4,396)
Total liabilities	$-	$(3,845)	$-	$(3,845)	$-	$(4,396)	$-	$(4,396)

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

Additionally, financial instruments also consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt.  The carrying value of long-term debt materially approximates fair value. Additionally, the fair value of cash and cash equivalents and net accounts receivables and payables was estimated by management to approximate fair value due to the relatively short period of time to maturity for these instruments.

7. Debt Arrangements

The Corporation’s Amended Credit Agreement currently provides for a $200,000 revolving line of credit (Bank Revolver) and a $50,000 bank term loan (Bank Term Loan). The Amended Credit Agreement is senior and secured and has an aggregate of $143,561 outstanding as of March 30, 2013.

The Amended Credit Agreement contains various financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA (as defined in the Amended Credit Agreement) and minimum fixed charges ratio of EBITDA. The Amended Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, payment of dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The Corporation is also required to prepay amounts outstanding under the Bank Term Loan using the Excess Cash Flow (as defined in the Amended Credit agreement) for such fiscal year as generated by the Corporation within ninety (90) days after the end of such fiscal year. The Amended Credit Agreement is secured by substantially all of the Corporation’s U.S. subsidiary assets and also contains customary events of default.

In May 2013, the Corporation entered into a limited waiver (the “Limited Waiver”) to its Amended Credit Agreement by and among the Corporation, Wells Fargo Securities, LLC (the “First Amendment Lead Arranger”) and JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), and various other lenders that are party thereto. The Limited Waiver waives the event of default that has occurred under the Amended Credit Agreement as a result of the Corporation’s failure to apply the Excess Cash Flow payment to the Bank Term Loan as opposed to the Bank Revolver as of or prior to March 30, 2013 so long as the Corporation executes the required $22,073 Excess Cash Flow payment under the Bank Term Loan prior to May 30, 2013. The Excess Cash Flow payment will be made with borrowings under the Corporation’s Bank Revolver.

The Corporation currently has $66,339 of Term Notes outstanding that mature on December 29, 2017. The Term Notes include customary representations, warranties and covenants made for the benefit of the parties to the agreement. The covenants include, but are not limited to, requirements to provide financial information and notice of other events to the lenders, as well as restrictions on the incurrence of indebtedness, the creation or existence of liens, sales of assets, transactions with affiliates and other matters. The Term Notes also include financial covenants, including covenants requirement a maximum ratio of total debt to EBITDA (as defined in the Term Notes Agreement) and ratio of minimum fixed charges to EBITDA. The agreement includes customary events of default, including but not limited to, failure to pay any principal, interest, fees or other amounts when due, default under any covenant or any agreement in any loan document (subject to cure periods in some cases), cross-default with other debt agreements and certain bankruptcy and insolvency events. While not secured by the Corporation’s assets, repayment of amounts outstanding under the Term Notes is guaranteed by all of Symmetry’s U.S. subsidiaries.

In May 2013, the Corporation entered into a limited waiver on the Term Notes (the “Term Notes Limited Waiver”) by and among the Corporation and the lenders, FS Investment Corporation and JPM Mezzanine Capital, LLC. The Limited Waiver waives the event of default that has occurred under the Term Notes Agreement as a result of the cross-default provision and the Corporation’s event of default that has occurred under the Amended Credit Agreement, but only to the extent the Corporation executes the required $22,073 Excess Cash Payment prior to May 30, 2013.

After obtaining the waivers noted above, the Corporation is in compliance with all covenants as of March 30, 2013.

8. Other Comprehensive Income

Amounts reclassified from accumulated other comprehensive income (loss) to earnings during the three months ended March 30, 2013 and March 31, 2012 were as follows:

Details about accumulated other comprehensive	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income
income components	March 31, 2013	March 31, 2012	is presented
	(unaudited)
Realized losses on derivative instruments	$99	$-	Interest expense
Tax provision	(44)	-	Income tax expense (benefit)
Net of tax	$55	$-

9. Income Taxes

The effective tax rate for the three month period ended March 30, 2013 is lower than the federal rate of 35% primarily due to the Federal research and development tax credit which was enacted in 2013 and is effective retrospectively for 2012.

10. Segment Reporting

The Corporation has two reportable segments: OEM Solutions and Symmetry Surgical. OEM Solutions primarily designs, develops and manufactures implants and related surgical instruments and cases for orthopedic device companies and companies in other medical device markets such as arthroscopy, dental, laparoscopy, osteobiologic and endoscopy. OEM Solutions also manufactures specialized non-healthcare products, primarily in the aerospace industry. OEM Solutions manages its business in multiple operating segments. Because of the similar economic characteristics of these operations, including the nature of the products, comparable level of FDA regulations, and same or similar customers, those operations have been aggregated for segment reporting purposes. Symmetry Surgical is the Corporation’s hospital direct business which sells a broad range of reusable stainless steel and titanium surgical hand-held instruments and retractor systems, sterile disposable surgical products (vein strippers, SECTO dissectors, tonsil sponges and surgical marker pens), and sterilization containers. These products are typically used in the surgical specialties of spine, general/OB-GYN, microsurgery/neurosurgery, orthopedics, laparoscopy, cardiovascular, thoracic and general surgery in the hospital setting as well as surgery centers and in select physician offices.

The Corporation is a multi-national company with operations in the U. S., United Kingdom, France, Ireland, Malaysia and Germany. As a result, the Corporation's financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. Revenues are attributed to geographic locations based on the location to which we ship our products.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Corporation’s 2012 Form 10-K, except that the Corporation evaluates segment performance based on income from operations. The Corporation allocates certain administrative corporate charges to the OEM Solutions and Symmetry Surgical reportable segments. Other Corporation charges, such as interest, income taxes and remaining unallocated administrative charges have not been allocated to the OEM Solutions or Symmetry Surgical reportable segments. The Corporation generally accounts for intersegment sales and transfers at cost plus a specified mark-up.

Reportable segment information is as follows:

	Three Months Ended March 30, 2013
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$76,680	$22,184		$98,864		$98,864
Intersegment revenues	881	7		888	$(888)	-
Total revenues	77,561	22,191	-	99,752	(888)	98,864

Depreciation and amortization	4,393	1,484	$50	5,927	-	5,927

Operating income (loss)	5,545	1,321	$(3,047)	3,819	74	3,893
Interest expense						4,617
Derivatives valuation loss						193
Other						(314)
Loss before income taxes						(603)

	Three Months Ended March 31, 2012
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$73,991	$26,694	-	$100,685		$100,685
Intersegment revenues	1,848	179	-	2,027	$(2,027)	-
Total revenues	75,839	26,873	-	102,712	(2,027)	100,685

Depreciation and amortization	4,766	1,600	$52	6,418		6,418

Operating income (loss)	3,336	5,473	$(2,715)	6,094	(32)	6,062
Interest expense						5,144
Other						(398)
Income before income taxes						1,316

10. Segment Reporting – (Continued)

Revenues to External Customers:

	Three Months Ended
	March 30,	March 31,
	2013	2012
	(unaudited)
United States	$73,560	$73,337
Ireland	7,694	5,583
United Kingdom	6,226	6,742
Other foreign countries	11,384	15,023

Total revenues	$98,864	$100,685

Concentration of Credit Risk:

A substantial portion of the Corporation's net revenues is derived from a limited number of customers. Net revenue from customers of the Corporation which individually account for 10% or more of the Corporation's net revenue is as follows:

Three months ended March 30, 2013- One customer represented approximately 33.6% of revenue.

Three months ended March 31, 2012- One customer represented approximately 33.5% of revenue, however, excluding the Codman related transitional services agreement, this customer would represent 30.1%.

Following is a summary of the composition by segment and product category of the Corporation's net revenues to external customers.

	Three Months Ended
	March 30,	March 31,
Sales by product	2013	2012
	(unaudited)
OEM Solutions Revenue
Instrument	$28,167	$27,034
Implant	25,967	24,810
Cases	16,385	15,850
Other	6,161	6,297
Total OEM Solutions Revenue	76,680	73,991

Total Symmetry Surgical Revenue	22,184	26,694

Total Revenue	$98,864	$100,685

11. Net Income (Loss) Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended
	March 30,	March 31,
	2013	2012
	(unaudited)
Earnings per share - Basic:
Net income (loss)	$(294)	$830

Weighted-average common shares outstanding - Basic	36,275	35,895

Earnings per share - Basic	$(0.01)	$0.02

Earnings per share - Diluted:
Net income (loss)	$(294)	$830

Weighted-average common shares outstanding - Basic	36,275	35,895
Effect of dilution	-	343
Weighted-average common shares outstanding - Diluted	36,275	36,238

Earnings per share - Diluted	$(0.01)	$0.02

As of March 30, 2013 and March 31, 2012, the diluted weighted average share calculations do not include performance based restricted stock awarded in 2013 totaling 296 shares and in 2012 totaling 438 shares, respectively, due to the  respective measurement period not being complete. As of March 30, 2013, 488 shares were not included in the diluted weighted average share calculation as they were anti-dilutive.

12. Accounts Receivable Factoring

In January 2012, the Corporation entered into an agreement with an unrelated third-party for the factoring of specific accounts receivable in the U.K. to reduce the amount of working capital required to fund such receivables. The factoring of accounts receivable under this agreement is accounted for as a sale in accordance with ASC 860 , Transfers and Servicing. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in general and administrative expenses in the consolidated statement of operations in the period of the sale. Net funds received reduced accounts receivable outstanding while increasing cash. The Corporation has no significant retained interests, nor any continuing involvement or servicing liabilities related to the accounts receivable that have been sold. For the three months ended March 30, 2013 and March 31, 2012, the Corporation had sold $928 and $2,027, respectively, of accounts receivable pursuant to this agreement, which represents the face amount of total outstanding receivables at the time the receivables are sold. Fees paid pursuant to this agreement were $7 and $12 for the three months ended March 30, 2013 and March 31, 2012, respectively.

13. Commitments and Contingencies

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

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of cobalt chrome and titanium through July 2014.  Based on contractual pricing at March 30, 2013, the minimum purchase obligations total $14,225.  Purchases under cobalt chrome and titanium contracts total approximately $2,460 for the three month period ended March 30, 2013.  These purchases are not in excess of our forecasted requirements.

14.    Facility Closure and Severance Costs

Results of operations include pre-tax charges of $129 and $373 for the three months ended March 30, 2013 and March 31, 2012, respectively, associated with employee cost efficiency actions and employee severance costs. As of March 30, 2013 and December 29, 2012, severance accruals related to these cost reduction and efficiency actions totaled $155 and $177, respectively, and are included in other accrued expenses in the consolidated balance sheets. The reduction in the accrual since December 29, 2012 represents payments made during 2013. These costs are expected to be paid through July 2013.

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

During the first quarter 2013, Symmetry’s OEM Solutions business revenue increased $2,689, or 3.6%, compared to the first quarter 2012. This increase was driven by increased customer demand in implants, instruments and cases, reflecting stable customer spending on instruments and cases and improved demand for implants from OEM customers. During the first quarter 2013, our combined five largest OEM customers increased revenue by 4.7% compared to first quarter 2012, primarily driven by an increase in their capital expenditures and increased launch volume. Our overall OEM Solutions revenue in the first quarter 2013 decreased by $1,407 from the fourth quarter 2012.

During the first quarter 2013, Symmetry Surgical revenue decreased $4,510, or 16.9%, compared to the first quarter 2012. This decrease was primarily due to sales disruptions with certain U.S. customers and transitions to distributorships in the rest of the world related to the integration of the Codman surgical instruments business into Symmetry Surgical.

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

First Quarter Results of Operations

Revenue.   Revenue for the three month period ended March 30, 2013 decreased $1,821, or 1.8%, to $98,864 from $100,685 for the comparable 2012 period.  Revenue for each of our segments and principal product categories in these periods was as follows:

	Three Months Ended
	March 30,	March 31,
Sales by product	2013	2012
	(unaudited)
OEM Solutions Revenue
Instrument	$28,167	$27,034
Implant	25,967	24,810
Cases	16,385	15,850
Other	6,161	6,297
Total OEM Solutions Revenue	76,680	73,991

Total Symmetry Surgical Revenue	22,184	26,694

Total Revenue	$98,864	$100,685

The $2,689 increase in OEM Solutions revenue resulted from increased customer demand within our instruments, implants and cases product lines, offset by decreased demand in our other product line and unfavorable foreign currency exchange rate fluctuations of $116.  Overall, we experienced increased revenues of 4.7% from our five largest OEM customers which drove the increase in revenue.  OEM Solutions Instrument revenue increased $1,133. This increase was driven primarily by higher revenue from other medical customers as well as a slight increase from our top five largest OEM customers of $237 related to increased customer launches.  OEM Solutions Implant revenue increased $1,157 driven by increased revenue from our top five largest OEM customers of $1,145 related primarily to increased capital expenditures. Case revenue increased $535 due primarily to higher revenue from our top five largest OEM customers of $1,057 related primarily to increased customer launch volume offset by soft customer demand across other medical industries.  OEM Solutions Other product revenue decreased $136 associated with a slight decrease in demand as well as unfavorable foreign currency exchange rate fluctuations of $54.

The $4,510 decrease in Symmetry Surgical revenue in the first quarter 2013 as compared to 2012 was primarily the result of sales disruptions with certain U.S. customers and transitions to distributorships in the rest of the world related to the integration of the Codman surgical instruments business into Symmetry Surgical.

Gross Profit.  Gross profit for the three month period ended March 30, 2013was consistent with the comparable 2012 period. Gross margin as a percentage of revenue increased 0.4%, to 25.4% for the first quarter 2013 from 25.0% for the comparable 2012 period.

	Three Months Ended
	March 30, 2013
		As a %
	Dollars	of Revenue
	(unaudited)

2012 period reported gross profit	$25,144	25.0%
Change in organic sales volume and mix	(1,426)	0.0%
Foreign currency impact	(19)	0.0%
Manufacturing costs and other	1,445	0.4%
2013 period reported gross profit	$25,144	25.4%

Gross profit was favorably impacted by decreased manufacturing costs related to improvements in scrap, consumables, and efficiencies resulting from the Corporation’s lean initiatives. However, this improvement was unfavorably impacted by a lower percentage of revenue from the Corporation’s higher margin Symmetry Surgical segment as compared to the same period last year.

 Research and Development Expenses.  For the three month period ended March 30, 2013, research and development expenses increased $271 or 30.3% to $1,164 from $893 in the comparable period in 2012, primarily due to increased project expense and costs associated with maintaining patents.

Sales and Marketing Expenses.  For the three month period ended March 30, 2013, sales and marketing expenses remained relatively flat to the comparable period in 2012.

General and Administrative Expenses.  For the three month period ended March 30, 2013, general and administrative expenses increased $2,166 or 20.3%, to $12,838 from $10,672 in the comparable period in 2012. Significant items which impacted general and administrative expenses included:

	Three Months Ended
	March 30, 2013
		As a %
	Dollars	of Revenue
	(unaudited)

2012 period reported General &Administrative expenses	$10,672	10.6%
Employee compensation and benefit costs paid in cash	962
Change in amortization of intangible assets	(236)
Medical device excise tax expense	335
Other	1,105
2013 period reported General & Administrative expenses	$12,838	13.0%

Employee compensation and benefit costs paid in cash increased due to an increase in salaries and benefit expense as well as significant medical claims incurred during the quarter under the Corporation’s U.S. based medical plan. Other primarily relates to increased professional service fees for acquisition related expenses, as well as tax planning initiatives and infrastructure costs in the Symmetry Surgical segment.

Facility Consolidation and Severance Costs.  Results of Operations include pre-tax charges of $129 and $373 for the three months ended March 30, 2013 and March 31, 2012, respectively, associated with employee cost efficiency actions and employee severance costs.   As of March 30, 2013, severance accruals related to these cost reduction and efficiency actions totaled $155 and were included in other accrued liabilities in the consolidated balance sheets.

Operating Income (loss).

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
		As a %		As a %		As a %		As a %
	Dollars	of Revenue	Dollars	of Revenue	Dollars	of Revenue	Dollars	of Revenue
	(unaudited)
2012 period reported operating income (loss)	3,336	4.4%	5,473	20.4%	(2,747)	-2.7%	6,062	6.0%
Impact of gross profit and SG&A	1,949	2.4%	(4,152)	-14.4%	(210)	-0.3%	(2,413)	-2.3%
Facility closure and severance	260	0.3%	-	0.0%	(16)	0.0%	244	0.2%
2013 period reported operating income (loss)	$5,545	7.1%	$1,321	6.0%	$(2,973)	-3.0%	$3,893	3.9%

On a consolidated basis, operating income (loss) decreased $2,169, or 35.8% for the three month period ended March 30, 2013 as compared to the 2012 period due to a decline in Symmetry Surgical operating income of $4,152 as well as an increase in unallocated costs of $226 partially offset by an increase in OEM Solutions operating income of $2,209. Symmetry Surgical operating income decreased by $4,152 and was 6.0% of segment revenue in the 2013 period as compared to 20.4% in 2012 primarily due to a reduction in revenue. The increase in the Unallocated operating loss is primarily related to higher employee healthcare expenses. OEM Solutions operating income improved by $2,209 and was 7.1% of segment revenue in the 2013 period as compared to 4.4% in the prior year period due to improvements in revenue and gross profit as well as the reduced impacts of facility closure and severance costs.

Other (Income) Expense.  Interest expense for the three month period ended March 30, 2013 decreased $527, or 10.2%, to $4,617 from $5,144 for the comparable period in 2012. This decrease is most significantly attributable to the decrease in debt outstanding by $51,123 as compared to first quarter 2012.

The derivatives valuation loss consists of foreign currency forward contracts which are used to mitigate the effect of changes in the foreign exchange rates on net income. We recorded a loss of $193 for the three months ended March 30, 2013, which is a result of fluctuation in the Euro versus the US Dollar.

Other income for the three month period ended March 30, 2013 and March 31, 2012 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Provision for Income Taxes. Our effective tax rate was 51.2% for the three month period ended March 30, 2013 as compared to 36.9% for the three month period ended March 31, 2012. Provision for income taxes decreased by $795, or 163.6%, to ($309) for the three month period ended March 30, 2013 from $486 for the comparable 2012 period primarily due to a $1,919 decrease in pre-tax income as well as the January 2013 reinstatement of the Federal research and development tax credit as it is effective retrospectively for 2012.

 Liquidity and Capital Resources

Liquidity

Our principal sources of liquidity in the three month period ended March 30, 2013 was cash generated from operations.  Principal uses of cash in the three month period ended March 30, 2013 included capital expenditures and debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions.

We believe our cash resources will permit us to stay committed to our strategic plan of increasing our share in the orthopedic market and expanding into other medical device segments and growing the business.

Operating Activities.  Operating activities generated cash of $11,371 in the three month period ended March 30, 2013 compared to $19,553 for the three month period ended March 31, 2012, a decrease of $8,182.  The decrease in cash from operations is primarily a result of a reduction in working capital and net income.  Net cash provided by working capital for the three month period ended March 30, 2013 was $7,280 lower than the comparable 2012 period. Aggregate adjustments for non-cash items positively impacted operating cash flows by $8,220, a $222 increase from the comparable prior year period, primarily due to an increase in our deferred income tax provision offset by a decrease in the amortization of intangible assets of $236 and fluctuations in foreign currency of $270.

Investing Activities.  Capital expenditures of $3,320 were $971 lower in the three month period ended March 30, 2013 compared to the three month period ended March 31, 2012.

Financing Activities.  Financing activities used $2,350 of cash in the three month period ended March 30, 2013 compared to $11,749 in the three month period ended March 31, 2012. This decrease in cash used from financing activities is due primarily to a $14,968 increase in net borrowings on the revolving credit agreement, partially offset by increases in net payments on bank term loans and capital lease obligations of $5,214.

Capital Expenditures

Capital expenditures totaled $3,320 for the three months ended March 30, 2013, compared to $4,291 for the three month period ended March 31, 2012. Expenditures were primarily for increased automation and replacement of existing equipment.

Debt and Credit Facilities

As of March 30, 2013, we had an aggregate of $211,676 of outstanding indebtedness, which consisted of $101,894 of borrowings on our Bank Revolver; $41,667 of a Bank Term Loan; $66,339 of Term Notes; and $1,776 of capital lease obligations. We had one outstanding letter of credit as of March 30, 2013 in the amount of $100.

The Amended Credit Agreement contains various financial covenants, including covenants requiring a maximum ratio of total debt to EBITDA (as defined in the Amended Credit Agreement) and minimum fixed charges ratio of EBITDA. The Amended Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, payment of dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The Corporation is also required to prepay amounts outstanding under the Bank Term Loan using the Excess Cash Flow (as defined in the Amended Credit agreement) for such fiscal year as generated by the Corporation within ninety (90) days after the end of such fiscal year. The Amended Credit Agreement is secured by substantially all of the Corporation’s U.S. subsidiary assets and also contains customary events of default.

In May 2013, the Corporation entered into a limited waiver (the “Limited Waiver”) to its Amended Credit Agreement by and among the Corporation, Wells Fargo Securities, LLC (the “First Amendment Lead Arranger”) and JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”), and various other lenders that are party thereto. The Limited Waiver waives the event of default that has occurred under the Amended Credit Agreement as a result of the Corporation’s failure to apply the Excess Cash Flow payment to the Bank Term Loan as opposed to the Bank Revolver as of or prior to March 30, 2013, so long as the Corporation executes the required $22,073 Excess Cash Flow payment under the Bank Term Loan prior to May 30, 2013. The Excess Cash Flow payment will be made with borrowings under the Corporation’s Bank Revolver.

The Corporation currently has $66,339 of Term Notes outstanding that mature on December 29, 2017. The Term Notes include customary representations, warranties and covenants made for the benefit of the parties to the agreement. The covenants include, but are not limited to, requirements to provide financial information and notice of other events to the lenders, as well as restrictions on the incurrence of indebtedness, the creation or existence of liens, sales of assets, transactions with affiliates and other matters. The Term Notes also include financial covenants, including covenants requirement a maximum ratio of total debt to EBITDA (as defined in the Term Notes Agreement) and ratio of minimum fixed charges to EBITDA. The agreement includes customary events of default, including but not limited to, failure to pay any principal, interest, fees or other amounts when due, default under any covenant or any agreement in any loan document (subject to cure periods in some cases), cross-default with other debt agreements and certain bankruptcy and insolvency events. While not secured by the Corporation’s assets, repayment of amounts outstanding under the Term Notes is guaranteed by all of Symmetry’s U.S. subsidiaries.

In May 2013, the Corporation entered into a limited waiver on the Term Notes (the “Term Notes Limited Waiver”) by and among the Corporation and the lenders, FS Investment Corporation and JPM Mezzanine Capital, LLC. The Limited Waiver waives the event of default that has occurred under the Term Notes Agreement as a result of the cross-default provision and the Corporation’s event of default that has occurred under the Amended Credit Agreement, but only to the extent the Corporation executes the required $22,073 Excess Cash Payment prior to May 30, 2013.

As of March 30, 2013, the most restrictive financial covenants per the Corporation’s lending arrangements included the debt to EBITDA covenant ratio to be less than 4.00:1, and our ratio was approximately 3.3:1. The minimum interest coverage ratio requires us to be greater than 1.15:1, and our ratio at March 30, 2013 was approximately 1.6:1.

We intend to closely monitor our compliance with all of our debt covenants. After obtaining the waivers discussed above, we were in compliance with all covenants as of March 30, 2013. We intend to closely monitor our revenues, cost of revenues and selling, general and administrative expenses to manage our ability to meet our debt covenant requirements. If we are unable to maintain compliance under our debt covenants, we could ultimately go into default under the terms of our various debt agreements.

We believe that cash flow from operating activities and borrowings on our Bank Revolver will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the Amended Credit Agreement. We had one letter of credit outstanding as of March 30, 2013 in the amount of $100.

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

We incurred minimal capital expenditures for environmental, health and safety in the three month periods ended March 30, 2013 and March 31, 2012.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 29, 2012, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the three months ended March 30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. Our exposure to these risks, at the end of the first quarter covered by this report, has not changed materially since December 29, 2012.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 30, 2013.

(b)   Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)   Other Matters

The Corporation is in the process of integrating its multiple Symmetry Surgical operations, as well as its Lansing, Michigan and Hillburn, New York operations into its existing Enterprise Resource Planning (ERP) platform.  An ERP system is a fully-integrated set of programs and databases that incorporate order processing, planning and scheduling, purchasing, accounts receivable and inventory management and accounting.  In connection with these ERP consolidations, the Corporation will update its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.  The Corporation does not believe that this ERP system consolidation will have an adverse effect on the Corporation’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is provided pursuant to Item 703 of Regulation S-K:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (0r Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2013	52,180	$10.75	-	-

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

May 9, 2013

