Form 10-Q
period 2013-06-29
Symmetry Medical Inc.
filed 2013-08-08
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2013 was 37,252,234 shares.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYMMETRY MEDICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 29, 2013	December 29, 2012
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$12,506	$9,815
Accounts receivable, net	55,105	62,593
Inventories	65,225	64,437
Refundable income taxes	6,408	4,904
Deferred income taxes	6,870	7,878
Derivative valuation asset	5	242
Other current assets	5,548	4,145

Total current assets	151,667	154,014
Property and equipment, net	94,098	98,046
Goodwill	228,640	229,134
Intangible assets, net of accumulated amortization	112,625	116,403
Other assets	6,560	7,721

Total Assets	$593,590	$605,318

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$29,813	$27,863
Accrued wages and benefits	9,663	9,354
Other accrued expenses	7,107	10,028
Accrued income taxes	90	—
Derivative valuation liability	227	513
Current portion of capital lease obligations	463	492
Current portion of long-term debt	5,225	11,111

Total current liabilities	52,588	59,361
Accrued income taxes	7,124	7,035
Deferred income taxes	18,572	17,910
Derivative valuation liability	1,441	3,883
Other liabilities	896	869
Capital lease obligations, less current portion	1,207	1,417
Long-term debt, less current portion	196,734	200,113

Total Liabilities	278,562	290,588

Commitments and contingencies

Shareholders' Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued June 29, 2013-37,252; December 29, 2012-36,795	4	4
Additional paid-in capital	288,297	287,453
Retained earnings	27,150	26,267
Accumulated other comprehensive income (loss)	(423)	1,006

Total Shareholders' Equity	315,028	314,730

Total Liabilities and Shareholders' Equity	$593,590	$605,318
See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data; Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Revenue	$101,948	$102,335	$200,812	$203,020
Cost of revenue	75,377	75,564	149,097	151,105
Gross profit	26,571	26,771	51,715	51,915
Research and development expenses	1,174	811	2,338	1,705
Sales and marketing expenses	6,815	6,617	13,935	13,761
General and administrative expenses	11,066	10,930	23,904	21,601
Facility closure and severance	794	299	923	672
Operating income	6,722	8,114	10,615	14,176

Other (income) expense:
Interest expense	4,554	5,024	9,171	10,168
Derivatives valuation (gain) loss	44	(63)	237	(63)
Other	416	(56)	102	(454)
Income before income taxes	1,708	3,209	1,105	4,525
Income tax expense	$531	$1,573	$222	$2,059
Net income	$1,177	$1,636	$883	$2,466

Net income per share:
Basic	$0.03	$0.05	$0.02	$0.07
Diluted	$0.03	$0.05	$0.02	$0.07

Weighted average common shares and equivalent shares outstanding:
Basic	36,314	35,913	36,295	35,904
Diluted	36,843	36,331	36,803	36,284

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands; Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net income	$1,177	$1,636	$883	$2,466

Foreign currency adjustments:
Intra-entity foreign currency transaction adjustment	118	(606)	(1,367)	271
Foreign currency translation adjustments	608	(2,962)	(1,651)	(840)
Net unrealized gains on derivative instruments:
Unrealized holding gains (losses), net of taxes	1,239	(2,171)	1,488	(2,171)
Reclassification adjustment for realized losses included in net income	46	18	101	18
Comprehensive income (loss)	$3,188	$(4,085)	$(546)	$(256)

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands; Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012

Operating activities
Net income	$883	$2,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,327	8,702
Amortization of intangible assets	3,550	4,020
Amortization of debt issuance costs	1,095	834
Interest paid in kind	669	666
Net (gain) loss on sale of assets	266	(38)
Deferred income tax provision	679	(219)
Stock-based compensation	1,254	1,949
Derivative valuation (gain) loss	237	(63)
Foreign currency transaction (gain) loss	224	(99)
Change in operating assets and liabilities:
Accounts receivable	6,773	(4,113)
Other assets	(1,395)	(136)
Inventories	(1,268)	9,035
Current income taxes	(1,411)	2,054
Accounts payable	2,830	6,737
Accrued expenses and other	(3,042)	4,851

Net cash provided by operating activities	19,671	36,646

Investing activities
Purchases of property and equipment	(6,173)	(6,791)
Proceeds from the sale of property and equipment	26	139

Net cash used in investing activities	(6,147)	(6,652)

Financing activities
Proceeds from Bank Revolver	74,180	10,855
Payments on Bank Revolver	(55,180)	(43,571)
Proceeds from (payments on) short term borrowings, net	—	(5,747)
Payments on bank term loans and capital lease obligations	(29,206)	(590)
Proceeds from the issuance of common stock, net	(409)	(359)

Net cash used in financing activities	(10,615)	(39,412)
Effect of exchange rate changes on cash	(218)	50

Net increase (decrease) in cash and cash equivalents	2,691	(9,368)
Cash and cash equivalents at beginning of period	9,815	18,931

Cash and cash equivalents at end of period	$12,506	$9,563

Supplemental disclosures:
Cash paid for interest	$8,945	$7,895

Cash paid for income taxes	$838	$189
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

The condensed consolidated financial statements of the Corporation have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments of a normal recurring nature considered necessary to present fairly the consolidated financial position of the Corporation, its results of operations and cash flows. The Corporation’s results are subject to seasonal fluctuations. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements included herein should be read in conjunction with the fiscal year 2012 consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for fiscal year 2012.

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

2. New Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: In February 2013, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, ("ASU 2013-2"). ASU 2013-2 requires entities to report either on the statement of operations or disclose in the footnotes to the consolidated financial statements the effects on earnings from items that are reclassified out of comprehensive income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-2 is effective prospectively for the first reporting period after December 15, 2012 with early adoption permitted. The adoption of ASU 2013-2 did not have an impact on the Corporation’s consolidated financial position, results of operations or cash flows as it only enhances disclosures.

Technical Corrections and Improvements: In October 2012, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2012-4, Technical Corrections and Improvements (“ASU 2012-4”), which covers a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and confirming amendments related to fair value measurements. ASU 2012-4 is effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-4 did not have an impact on the Corporation’s consolidated financial position, results of operations or cash flows as the Standard only clarified existing Codification.

3. Inventories

Inventories consist of the following:

	June 29, 2013	December 29, 2012
	(unaudited)
Raw material and supplies	$12,758	$12,683
Work-in-process	21,306	20,335
Finished goods	31,161	31,419

	$65,225	$64,437

4. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	June 29, 2013	December 29, 2012
	(unaudited)
Land	$6,330	$6,572
Buildings and improvements (20 to 40 years)	42,348	42,885
Machinery and equipment (5 to 15 years)	160,386	156,157
Office equipment (3 to 5 years)	21,473	19,445
Construction-in-progress	3,397	6,414

	233,934	231,473
Less accumulated depreciation	(139,836)	(133,427)

	$94,098	$98,046

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

The Corporation's profitability and cash flows are affected by changes in interest rates, specifically LIBOR. The primary purpose of the Corporation's interest rate risk management activities is to hedge its exposure to changes in interest rates. The Corporation’s Amended Credit Agreement requires that the interest be hedged on at least 50% of the current and projected borrowings under the Amended Credit Agreement for a period of at least 3 years beginning no later than March 29, 2012. In March, 2012, the Corporation entered into two forward swap contracts to manage interest rate risk related to its Bank Term Loan and a portion of its Bank Revolver. The notional amount on the swap contracts is $80,883 as of June 29, 2013 and is reduced to $37,500 by December 2022 in line with expected reductions in the related debt instruments. The fixed per annum interest rate on the swap contracts is 0.60% in 2013 that incrementally increase to 3.81% by 2022. These swap contracts, which were a fair value liability of $1,668 and $4,396 as of June 29, 2013 and December 29, 2012, respectively, were designated as cash flow hedges of the future payments of variable rate interest with one-month LIBOR. For the three and six months ended June 29, 2013, the Corporation recorded gains of $2,177 and $2,728, respectively, attributable to these cash flow hedges included in other comprehensive income. Of the total cumulative loss, $227 will be reclassified into earnings in the next twelve months.

In June and July 2012, the Corporation entered into forward swap contracts to mitigate the impact of fluctuations in foreign currency on the statement of operations. As of June 29, 2013 and December 29, 2012, the Corporation had contracts for the sale of 71 and 3,161 Euros, respectively, which are settling in equal amounts over the twelve month period which began July 2012. These swap contracts, which were an aggregate fair value asset of $5 and $242 at June 29, 2013 and December 29, 2012, respectively, were not designated as cash flow hedges and therefore the change in the fair value is immediately recorded in derivatives valuation (gain) loss in the consolidated statements of operations.

6. Fair Value of Financial Instruments

As of June 29, 2013, the Corporation held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Corporation's cash equivalents and derivative instruments in the form of interest rate swaps and foreign currency forward contracts. The Corporation's cash equivalents include highly liquid financial instruments that are readily convertible with maturities of 90 days or less. The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these derivative instruments as Level 2 in accordance with the FASB Standard on fair value measurement.

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

	June 29, 2013				December 29, 2012
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets
Cash equivalents	$—	$2,394	$—	$2,394	$—	$920	$—	$920
Foreign currency forwards	—	5	—	5	—	242	—	242
Total assets	$—	$2,399	$—	$2,399	$—	$1,162	$—	$1,162

Liabilities
Interest rate swaps	$—	$(1,668)	$—	$(1,668)	$—	$(4,396)	$—	$(4,396)
Total liabilities	$—	$(1,668)	$—	$(1,668)	$—	$(4,396)	$—	$(4,396)

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

Additionally, financial instruments also consist of cash, accounts receivable, accounts payable and long-term debt.  The carrying value of long-term debt materially approximates fair value. Additionally, the fair value of cash and net accounts receivables and payables was estimated by management to approximate fair value due to the relatively short period of time to maturity for these instruments.

7. Debt Arrangements

The Corporation’s Amended Credit Agreement currently provides for a $200,000 revolving line of credit (Bank Revolver) and a $50,000 bank term loan (Bank Term Loan). The Amended Credit Agreement also includes an accordion feature, which permits us to borrow up to an additional $50,000 in the form of additional term loans or an increase in the Bank Revolver subject to the terms and conditions set forth in the Amended Credit Agreement. The Amended Credit Agreement, which is senior and secured, has an aggregate of $135,288 outstanding as of June 29, 2013.

Borrowings under the Amended Credit Agreement bear interest at a rate per annum based upon LIBOR, the Federal Funds rate or the Lenders' prime rate, in each case plus an applicable margin, at the Corporation's option. The Bank Term Loan is to be repaid in quarterly installments of $2,778, may be prepaid, in whole or in part, at the option of the Corporation, and is required to be prepaid using all or a portion of the net cash proceeds of certain asset sales, recovery events, and issuances of new debt or equity and, depending on the Corporation's Total Leverage Ratio (as defined in the Amended Credit Agreement), using a portion of the Corporation's Excess Cash Flow (as defined in the Amended Credit Agreement) (the "Excess Cash Flow Prepayment"). The Excess Cash Flow Prepayment is required to be made within 90 days of the end of the fiscal year in which the Excess Cash Flow is generated. The Bank Revolver matures on November 3, 2015 and the Bank Term Loan matures on December 31, 2016.

 The Amended Credit Agreement contains various financial covenants, including covenants imposing a maximum ratio of total debt to EBITDA (as defined in the Amended Credit Agreement) and prescribing a minimum ratio of EBITDA to fixed charges (as defined in the Amended Credit Agreement). The Amended Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, payment of dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The Amended Credit Agreement is secured by substantially all of the assets of the Corporation (and its U.S. subsidiaries) and also contains customary events of default.

The Corporation currently has $66,671 of Term Notes outstanding that mature on December 29, 2017. The outstanding principal balance of the Term Notes bears interest at a rate of 14% per annum. The Term Notes include customary representations, warranties and covenants made for the benefit of the parties to the agreement. The covenants include, but are not limited to, requirements to provide financial information and notice of other events to the lenders, as well as restrictions on the incurrence of indebtedness, the creation or existence of liens, sales of assets, transactions with affiliates and other matters. The Term Notes also include financial covenants, including covenants requirement a maximum ratio of total debt to EBITDA (as defined in the Term Notes Agreement) and ratio of minimum fixed charges to EBITDA. The agreement includes customary events of default, including but not limited to, failure to pay any principal, interest, fees or other amounts when due, default under any covenant or any agreement in any loan document (subject to cure periods in some cases), cross-default with other debt agreements and certain bankruptcy and insolvency events. While not secured by the Corporation’s assets, repayment of amounts outstanding under the Term Notes is guaranteed by all of Symmetry’s U.S. subsidiaries.

In May 2013, the Corporation was notified by one of its lenders that payments made by the Corporation in the first quarter of 2013 had been applied to the Bank Revolver, rather than the Bank Term Loan to satisfy the Corporation's obligation to make the Excess Cash Flow Prepayment as required by the Amended Credit Agreement. The failure to timely make the Excess Cash Flow Prepayment was a default under the Amended Credit Agreement and Term Notes. The Corporation entered into a limited waiver with its lenders under the Amended Credit Agreement and with the holders of the Term Notes that waived the event of default resulting from the failure to timely make the Excess Cash Flow Prepayment, and the Corporation made the required $22,073 Excess Cash Flow Prepayment with borrowings under the Corporation's Bank Revolver. Future quarterly payments due on the Bank Term Loan will be reduced by a proportionate amount as a result of the reduction in outstanding principal from the Excess Cash Flow payment.

After obtaining the waivers noted above, the Corporation is in compliance with all covenants as of June 29, 2013.

8. Other Comprehensive Income

Amounts reclassified from accumulated other comprehensive income (loss) to earnings during the three and six months ended June 29, 2013 and June 30, 2012 were as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income				Affected line item in the statement where net income is presented
	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(unaudited)		(unaudited)
Realized losses on derivative instruments	$82	$33	$180	$33	Interest expense
Tax benefit	(36)	(15)	(79)	(15)	Income tax expense
Net of tax	$46	$18	$101	$18

9. Income Taxes

The effective tax rate for the three and six months ended June 29, 2013 is lower than the federal rate of 35% primarily due to favorable impact of foreign income taxes, as well as the Federal research and development tax credit which was enacted in 2013 and is effective retrospectively for 2012.

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

The Corporation is a multi-national company with operations in the U. S., United Kingdom, France, Ireland, Malaysia, Germany and Switzerland. As a result, the Corporation's financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. Revenues are attributed to geographic locations based on the location to which we ship our products.

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

Reportable segment information is as follows:

	Three Months Ended June 29, 2013
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$79,631	$22,317	—	$101,948	—	$101,948
Intersegment revenues	1,590	28	—	1,618	$(1,618)	—
Total revenues	81,221	22,345	—	103,566	(1,618)	101,948

Depreciation and amortization	4,383	1,513	$52	5,948	—	5,948

Operating income (loss)	8,514	639	(2,361)	6,792	(70)	6,722
Interest expense						4,554
Derivatives valuation loss						44
Other						416
Income before income taxes						1,708

	Three Months Ended June 30, 2012
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$75,055	$27,280	—	$102,335	—	$102,335
Intersegment revenues	2,304	38	—	2,342	$(2,342)	—
Total revenues	77,359	27,318	—	104,677	(2,342)	102,335

Depreciation and amortization	4,640	1,609	$55	6,304	—	6,304

Operating income (loss)	5,317	5,314	(2,636)	7,995	119	8,114
Interest expense						5,024
Derivatives valuation gain						(63)
Other						(56)
Income before income taxes						3,209

	Six Months Ended June 29, 2013
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$156,311	$44,501	—	$200,812	—	$200,812
Intersegment revenues	2,471	35	—	2,506	$(2,506)	—
Total revenues	158,782	44,536	—	203,318	(2,506)	200,812

Depreciation and amortization	8,777	2,998	$102	11,877	—	11,877

Operating income (loss)	14,059	1,960	(5,407)	10,612	3	10,615
Interest expense						9,171
Derivatives valuation loss						237
Other						102
Income before income taxes						1,105

	Six Months Ended June 30, 2012
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$149,046	$53,974	—	$203,020	—	$203,020
Intersegment revenues	4,151	218	—	4,369	$(4,369)	—
Total revenues	153,197	54,192	—	207,389	(4,369)	203,020

Depreciation and amortization	9,406	3,209	$107	12,722	—	12,722

Operating income (loss)	8,653	10,788	(5,351)	14,090	86	14,176
Interest expense						10,168
Derivatives valuation gain						(63)
Other						(454)
Income before income taxes						4,525

Revenues to External Customers:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(unaudited)		(unaudited)
United States	$76,454	$76,313	$150,014	$149,650
Ireland	7,948	5,440	15,642	11,023
United Kingdom	6,109	7,711	12,335	14,453
Other foreign countries	11,437	12,871	22,821	27,894

Total revenues	$101,948	$102,335	$200,812	$203,020

Concentration of Credit Risk:

A substantial portion of the Corporation's net revenues is derived from a limited number of customers. Net revenue from customers of the Corporation which individually account for 10% or more of the Corporation's net revenue is as follows:

Three months ended June 29, 2013- Two customers represented approximately 31.5% and 10.5%, respectively, of revenue.

Six months ended June 29, 2013- One customer represented approximately 32.5% of revenue.

Three months ended June 30, 2012- One customer represented approximately 31.8% of revenue, however, excluding the Codman related transitional services agreement, this customer would represent 28.6%.

Six months ended June 30, 2012- One customer represented approximately 32.7% of revenue, however, excluding the Codman related transitional services agreement, this customer would represent 29.4%.

Following is a summary of the composition by segment and product category of the Corporation's net revenues to external customers.

	Three Months Ended		Six Months Ended
Sales by product	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(unaudited)		(unaudited)
OEM Solutions Revenue
Instrument	$28,078	$28,530	$56,245	$55,564
Implant	28,138	25,057	54,105	49,867
Cases	17,088	14,510	33,473	30,360
Other	6,327	6,958	12,488	13,255
Total OEM Solutions Revenue	79,631	75,055	156,311	149,046

Total Symmetry Surgical Revenue	22,317	27,280	44,501	53,974

Total Revenue	$101,948	$102,335	$200,812	$203,020

11. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(unaudited)		(unaudited)
Earnings per share - Basic:
Net income (loss)	$1,177	$1,636	$883	$2,466

Weighted-average common shares outstanding - Basic	36,314	35,913	36,295	35,904

Earnings per share - Basic	$0.03	$0.05	$0.02	$0.07

Earnings per share - Diluted:
Net income (loss)	$1,177	$1,636	$883	$2,466

Weighted-average common shares outstanding - Basic	36,314	35,913	36,295	35,904
Effect of dilution	529	418	508	380
Weighted-average common shares outstanding - Diluted	36,843	36,331	36,803	36,284

Earnings per share - Diluted	$0.03	$0.05	$0.02	$0.07

As of June 30, 2012, the diluted weighted average share calculations do not include performance based restricted stock awarded in 2012 totaling 438 shares due to the  respective measurement period not being complete.

12. Accounts Receivable Factoring

In January 2012, the Corporation entered into an agreement with an unrelated third-party for the factoring of specific accounts receivable in the U.K. to reduce the amount of working capital required to fund such receivables. The factoring of accounts receivable under this agreement is accounted for as a sale in accordance with ASC 860 , Transfers and Servicing. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in general and administrative expenses in the consolidated statement of operations in the period of the sale. Net funds received reduced accounts receivable outstanding while increasing cash. The Corporation has no significant retained interests, nor any continuing involvement or servicing liabilities related to the accounts receivable that have been sold. For the three months ended June 29, 2013 and June 30, 2012, the Corporation had sold $1,081 and $1,530, respectively, and $2,009 and $3,505 for the six months then ended, of accounts receivable pursuant to this agreement, which represents the face amount of total outstanding receivables at the time the receivables are sold. Fees paid pursuant to this agreement were $8 and $13 for the three months ended June 29, 2013 and June 30, 2012, respectively, and $15 and $24 for the six months then ended.

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

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of cobalt chrome, nickel and titanium through July 2014.  Based on contractual pricing at June 29, 2013, the minimum purchase obligations total

$10,405.  Purchases under cobalt chrome, nickel and titanium contracts total approximately $6,280 for the six months ended June 29, 2013.  These purchases are not in excess of our forecasted requirements.

14.    Facility Closure and Severance Costs

Results of operations include pre-tax charges of $794 and $299 for the three months ended June 29, 2013 and June 30, 2012, respectively, and $923 and $672 for the six months then ended. As of June 29, 2013 and December 29, 2012, severance accruals related to these cost reduction actions totaled $535 and $177, respectively, and are included in other accrued expenses in the consolidated balance sheets. The increase in the accrual since December 29, 2012 represents severance charges incurred but not paid during the second quarter 2013. These costs are expected to be paid through June 2014.

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

In our OEM Solutions segment, we offer our original equipment manufacturer (OEM) customers implants, instruments and sterilization cases and trays. Symmetry Surgical, our hospital direct medical distribution business is complementary to core competencies, not competitive with our OEM customers, and our salespeople call on hospital personnel in the operating room, materials management and central sterile departments. Our goal is to offer best-in-class quality and regulatory systems as well as customer innovation through Total Solutions® collaborations.

During the second quarter 2013, Symmetry’s OEM Solutions business revenue increased $4,576, or 6.1%, compared to the second quarter 2012. This increase reflects the stable orthopedic procedure growth reported by our customers, higher implant sales driven by the timing of stocking orders and inventory adjustments, and increased capital spending by customers on cases to support new product launches. During the second quarter 2013, our combined five largest OEM customers increased revenue by 12.0% compared to the second quarter 2012, primarily driven by an increase in their capital expenditures and increased launch volume. Our overall OEM Solutions revenue in the second quarter 2013 increased by $2,951 from the first quarter 2013.

During the second quarter 2013, Symmetry Surgical revenue decreased $4,963, or 18.2%, compared to the second quarter 2012. This decrease was primarily due to sales disruptions with certain U.S. customers and transitions to distributorships in the rest of the world related to the integration of the Codman surgical instruments business into Symmetry Surgical. These disruptions were primarily driven by the need of customers to change their internal ordering procedures to direct purchase orders to Symmetry Surgical (or our international distributors) for the acquired Codman surgical instruments business as well as the transfer of regulatory authorizations from Johnson & Johnson to Symmetry Surgical. With regard to the US business, we have harmonized the sales force relative to territory coverage and bolstered its effectiveness with comprehensive training on our complete product portfolio. We also launched a comprehensive Symmetry Surgical product catalog - highlighting the significant breadth of our product portfolio - to reinforce to customers the scope and breadth of our offerings. We believe these actions have helped to stabilize the business, as evidenced by the slight sequential increase in sales in the second quarter.

Outside of the U.S., we continue to work with our distribution partners to transfer the required regulatory authorizations for the legacy Codman surgical instrument products and increase business with both new and existing distributors. We have successfully transferred regulatory approvals for product labeled in legacy graphics in the vast majority of countries and are in the process of registering the new Symmetry Surgical labeling of these products in all countries as well. We are also engaged in a similar process for the former SSI and Olsen product lines, which previously had only been in very limited international distribution, so that we may offer these products to customers throughout the world. While this will take considerable time, and will likely not impact our international business during 2013, we believe that this action will create longer-term growth opportunities. We have also opened a global supply chain and international customer service center in Schaffhausen, Switzerland to strengthen our relationships with our international distributors. We expect this investment and our other efforts to help regain our momentum in international markets and improve overall performance.

We believe that the Symmetry Surgical business is operating in an environment with temporary impediments to market growth. The most significant of these was the trend of flat to negative general surgical procedure rates in the U.S. and Europe during the first half of 2013.

Overall, we believe our corrective actions are having a positive impact on the Symmetry Surgical business segment, although continuing initiatives are required to fully address the challenges identified above. We expect continued pressure in this business for the remainder of 2013 and will be looking closely at realizing cost efficiencies post integration to improve profitability. That said, we are encouraged that we are now on a track of improved execution to grow the business.

The sluggish U.S. economy, high unemployment rates and lower than historical levels of surgical implant procedure growth continued to adversely impact customer demand. We continue to be optimistic about the long-term future as the larger OEMs are increasingly focused on improving their supply chains and plan to launch new products with large programs over the next three years.  We believe this will result in fewer suppliers who, in turn, will be expected to provide a wider range of services coupled with high quality and reduced overall costs.  We believe that we are well positioned to benefit from increased OEM outsourcing and the consolidation of suppliers. With regard to the Symmetry Surgical segment, we plan to continue to expand coverage and product portfolio to serve our hospital and surgery center direct customers consistently with our strategic principles.

Our strategic plan is focused on four distinct but synergistic areas:

·	Being the trusted, industry leading orthopedic OEM supplier positioned to gain share in long-term growth segment;
·	Diversifying our revenue base with our strategic, growing hospital direct medical device distribution business;
·	Utilizing resources to pursue growth opportunities and acquisitions in appropriate Medical Device OEM adjacencies and add to hospital solutions portfolio; and
·	Developing a robust intellectual property portfolio with a dedicated R&D team to drive future growth through innovation.

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

Second Quarter Results of Operations

Revenue.   Revenue for the three months ended June 29, 2013 decreased $387, or 0.4%, to $101,948 from $102,335 for the comparable 2012 period.  Revenue for each of our segments and principal product categories in these periods was as follows:

	Three Months Ended
Sales by product	June 29, 2013	June 30, 2012	Dollar Change	Percent Change
	(unaudited)
OEM Solutions Revenue
Instrument	$28,078	$28,530	$(452)	(1.6)%
Implant	28,138	25,057	3,081	12.3%
Cases	17,088	14,510	2,578	17.8%
Other	6,327	6,958	(631)	(9.1)%
Total OEM Solutions Revenue	79,631	75,055	4,576	6.1%

Total Symmetry Surgical Revenue	22,317	27,280	(4,963)	(18.2)%

Total Revenue	$101,948	$102,335	$(387)	(0.4)%

The $4,576 increase in OEM Solutions revenue resulted from increased customer demand within our implants and cases product lines, offset by decreased demand in our instrument and other product lines and unfavorable foreign currency exchange rate fluctuations of $174.  Overall, we experienced increased revenues of 12.0% from our five largest OEM customers which drove the increase in revenue and was offset by a reduction in aerospace and other medical customers.  OEM Solutions Instrument revenue decreased $452 driven by decreased customer launch demand.  OEM Solutions Implant revenue increased $3,081 due to an increase in consumption demand as well as the timing of stocking orders and inventory adjustments at our customers. Case revenue increased $2,578 due primarily to higher capital spending related to increased customer launch volume.  OEM Solutions Other product revenue decreased $631 compared to a particularly strong second quarter 2012 and was impacted by unfavorable foreign currency exchange rate fluctuations of $145.

The $4,963 decrease in Symmetry Surgical revenue in the second quarter 2013 as compared to 2012 was primarily the result of sales disruptions with certain U.S. customers and transitions to distributorships in the rest of the world related to the integration of the Codman surgical instruments business into Symmetry Surgical. These disruptions were primarily driven by the need of customers to change their internal ordering procedures to direct purchase orders to Symmetry Surgical (or our international distributors) for the acquired Codman surgical instruments business as well as the transfer of regulatory authorizations from

Johnson & Johnson to Symmetry Surgical. We also believe that a flat trend in the first half of 2013 with regard to surgical procedures in both the US and internationally adversely impacted potential growth in this segment.

Gross Profit.  Gross profit for the three months ended June 29, 2013 decreased $200, or 0.7%, to $26,571 from $26,771 for the comparable 2012 period. Gross margin as a percentage of revenue decreased 0.1%, to 26.1% for the second quarter 2013 from 26.2% for the comparable 2012 period.

	Three Months Ended June 29, 2013
	Dollars	As a % of Revenue
	(unaudited)
2012 period reported gross profit	$26,771	26.2%
Change in organic revenue and mix	(1,315)	(1.3)%
Foreign currency impact	(10)	—%
Manufacturing costs and other	1,125	1.2%
2013 period reported gross profit	$26,571	26.1%

Gross margin was favorably impacted by efficiencies resulting from the OEM Solutions increase in revenue as well as lean initiatives. However, this improvement was more than offset by a lower percentage of revenue from the Corporation’s higher margin Symmetry Surgical segment as compared to the same period last year.

 Research and Development Expenses.  For the three months ended June 29, 2013, research and development expenses increased $363 or 44.8% to $1,174 from $811 in the comparable period in 2012, primarily due to incremental projects, increased project expense, and costs associated with maintaining patents.

Sales and Marketing Expenses.  For the three months ended June 29, 2013, sales and marketing expenses increased $198 or 3.0% to $6,815 from $6,617 in the comparable period in 2012, primarily due to increased OEM Solutions sales requiring higher commission as well as changes made to the Symmetry Surgical sales compensation programs during the second quarter 2013 which resulted in higher expenses on the lower sales.

General and Administrative Expenses.  For the three months ended June 29, 2013, general and administrative expenses increased $136 or 1.2%, to $11,066 from $10,930 in the comparable period in 2012. Significant items which impacted general and administrative expenses included:

	Three Months Ended June 29, 2013
	Dollars	As a % of Revenue
	(unaudited)
2012 period reported General &Administrative expenses	$10,930	10.7%
Symmetry Surgical infrastructure additional costs	649
Employee compensation and benefit costs paid in cash	673
Change in amortization of intangible assets	(234)
Change in stock compensation	(711)
Medical device excise tax expense	246
Other	(487)
2013 period reported General & Administrative expenses	11,066	10.9%

During second quarter 2013, we incurred incremental costs for salaries, technology and professional fees associated with increased infrastructure to support the Symmetry Surgical segment. Employee compensation and benefit costs paid in cash increased due to an increase in salaries and benefit expense as well as significant medical claims incurred during the quarter under the Corporation's U.S. based medical plan. Other primarily relates to decreased expenses relating to tax planning initiatives as well as decreased professional service fees for acquisition related expenses.

Facility Closure and Severance Costs.  Results of Operations include pre-tax charges of $794 and $299 for the three months ended June 29, 2013 and June 30, 2012, respectively.   As of June 29, 2013, severance accruals related to these cost reduction actions totaled $535 and were included in other accrued liabilities in the consolidated balance sheets.

Operating Income (loss).

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue
	(unaudited)
2012 period reported operating income (loss)	5,317	6.9%	5,314	19.5%	(2,517)	(2.4)%	8,114	7.9%
Impact of gross profit and SG&A	3,254	3.7%	(4,603)	(16.3)%	452	0.5%	(897)	(0.8)%
Facility closure and severance	(57)	(0.1)%	(72)	(0.3)%	(366)	(0.4)%	(495)	(0.5)%
2013 period reported operating income (loss)	$8,514	10.5%	$639	2.9%	$(2,431)	(2.3)%	$6,722	6.6%

On a consolidated basis, operating income (loss) decreased $1,392, or 17.2% for the three months ended June 29, 2013 as compared to the 2012 period due to a decline in Symmetry Surgical operating income of $4,675 partially offset by an improvement in OEM Solutions operating income of $3,197 as well as a decline in Unallocated loss of $86. Symmetry Surgical operating income decreased by $4,675 and was 2.9% of segment revenue in the 2013 period as compared to 19.5% in 2012 primarily due to a reduction in revenue discussed above and increased general and administrative expenses related to added infrastructure. OEM Solutions operating income improved by $3,197 and was 10.5% of segment revenue in the 2013 period as compared to 6.9% in the prior year period due to improvements in revenue and gross margin. The decrease in the Unallocated operating loss is primarily related to lower performance based stock compensation expense.

Other (Income) Expense.  Interest expense for the three months ended June 29, 2013 decreased $470, or 9.4%, to $4,554 from $5,024 for the comparable period in 2012. This decrease is most significantly attributable to the decrease in debt outstanding by $31,806 as compared to second quarter 2012.

Derivatives valuation consists of foreign currency forward contracts which are used to mitigate the effect of changes in the foreign exchange rates on net income. We recorded a loss of $44 for the three months ended June 29, 2013 as compared to a gain of $63 for the comparable period in 2012, which is a result of fluctuation in the Euro versus the US Dollar.

Other income for the three months ended June 29, 2013 and June 30, 2012 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Income Tax Expense. Our effective tax rate was 31.1% for the three months ended June 29, 2013 as compared to 49.0% for the three months ended June 30, 2012. Provision for income taxes decreased by $1,042, or 66.2%, to $531 for the three months ended June 29, 2013 from $1,573 for the comparable 2012 period primarily due to a $1,501 decrease in pre-tax income as well as an increased benefit in foreign taxes.

Six Months Results of Operations

Revenue.   Revenue for the six months ended June 29, 2013 decreased $2,208, or 1.1%, to $200,812 from $203,020 for the comparable 2012 period.  Revenue for each of our segments and principal product categories in these periods was as follows:

	Six Months Ended
Sales by product	June 29, 2013	June 30, 2012	Dollar Change	Percent Change
	(unaudited)
OEM Solutions Revenue
Instrument	$56,245	$55,564	$681	1.2%
Implant	54,105	49,867	4,238	8.5%
Cases	33,473	30,360	3,113	10.3%
Other	12,488	13,255	(767)	(5.8)%
Total OEM Solutions Revenue	156,311	149,046	7,265	4.9%

Total Symmetry Surgical Revenue	44,501	53,974	(9,473)	(17.6)%

Total Revenue	$200,812	$203,020	$(2,208)	(1.1)%

The $7,265 increase in OEM Solutions revenue resulted from increased customer demand within our instruments, implants and cases product lines, partially offset by decreased demand in our other product line and unfavorable foreign currency exchange rate fluctuations of $149.  Overall, we experienced increased revenues of 8.3% from our five largest OEM customers which drove the increase in revenue.  OEM Solutions Instrument revenue increased $681 due to higher demand from other medical customers. OEM Solutions Implant revenue increased $4,238 driven by increased customer consumption demand as well as the timing of stocking orders and inventory adjustments at our customers, partially offset by unfavorable foreign currency exchange rate fluctuations of $123. Case revenue increased $3,113 due primarily to higher capital spending by our customers to support launch volumes as well as favorable foreign currency exchange rate fluctuations of $187.  OEM Solutions Other product revenue decreased $767 associated with a decrease in demand as well as unfavorable foreign currency exchange rate fluctuations of $234.

The $9,473 decrease in Symmetry Surgical revenue in the six months ended June 29, 2013 as compared to 2012 was primarily the result of continued sales disruptions with certain U.S. customers and transitions to distributorships in the rest of the world related to the integration of the Codman surgical instruments business into Symmetry Surgical. As mentioned above, these disruptions were primarily driven by the need of customers to change their internal ordering procedures to direct purchase orders to Symmetry Surgical (or our international distributors) for the acquired Codman surgical instruments business as well as the transfer of regulatory authorizations from Johnson & Johnson to Symmetry Surgical. We also believe that a flat trend in the first half of 2013 with regard to surgical procedures in both the US and internationally adversely impacted potential growth in this segment.

Gross Profit.  Gross profit for the six months ended June 29, 2013 decreased $200, or 0.4%, to $51,715 from $51,915 for the comparable 2012 period. Gross margin as a percentage of revenue increased 0.2%, to 25.8% for the six months ended June 29, 2013 from 25.6% for the comparable 2012 period.

	Six Months Ended June 29, 2013
	Dollars	As a % of Revenue
	(unaudited)
2012 period reported gross profit	$51,915	25.6%
Change in organic revenue and mix	(2,757)	(1.4)%
Foreign currency impact	5	—%
Manufacturing costs and other	2,552	1.6%
2013 period reported gross profit	$51,715	25.8%

Gross margin was favorably impacted by efficiencies resulting from the OEM Solutions increased revenue as well as lean initiatives. However, this improvement was unfavorably impacted by a lower percentage of revenue from the Corporation's higher margin Symmetry Surgical segment as compared to the same period last year.

Research and Development Expenses.  For the six months ended June 29, 2013, research and development expenses increased $633 or 37.1% to $2,338 from $1,705 in the comparable period in 2012, primarily due to incremental projects, increased project expense and costs associated with maintaining patents.

Sales and Marketing Expenses.  For the six months ended June 29, 2013, sales and marketing expenses increased $174 or 1.3% to $13,935 from $13,761 in the comparable period in 2012, primarily due to increased OEM Solutions sales requiring higher commission as well as changes made to the Symmetry Surgical sales compensation programs during the second quarter 2013 which resulted in higher expenses on the lower sales.

General and Administrative Expenses.  For the six months ended June 29, 2013, general and administrative expenses increased $2,303 or 10.7%, to $23,904 from $21,601 in the comparable period in 2012. Significant items which impacted general and administrative expenses included:

	Six Months Ended June 29, 2013
	Dollars	As a % of Revenue
	(unaudited)
2012 period reported General &Administrative expenses	$21,601	10.6%
Symmetry Surgical infrastructure additional costs	1,226
Employee compensation and benefit costs paid in cash	1,625
Change in amortization of intangible assets	(470)
Medical device excise tax expense	581
Management transition expenses	(116)
Change in stock compensation	(665)
Other	122
2013 period reported General & Administrative expenses	$23,904	11.9%

During 2013, we incurred increased costs for salaries, technology and professional fees associated with increased infrastructure to support the Symmetry Surgical segment. Employee compensation and benefit costs paid in cash increased due to an increase in salaries and benefit expense as well as significant medical claims incurred during 2013 under the Corporation's U.S. based medical plan. These increases were partially offset by a reduction in performance based stock compensation expense.

Facility Closure and Severance Costs.  Results of Operations include pre-tax charges of $923 and $672 for the six months ended June 29, 2013 and June 30, 2012, respectively.   As of June 29, 2013, severance accruals related to these cost reduction actions totaled $535 and were included in other accrued liabilities in the consolidated balance sheets.

Operating Income (loss). On a consolidated basis, operating income (loss) decreased $3,561, or 25.1% for the six months ended June 29, 2013 as compared to the 2012 period due to a decline in Symmetry Surgical operating income of $8,828 as well as an increase in Unallocated costs of $139 partially offset by an increase in OEM Solutions operating income of $5,406. Operating income (loss) for each of our segments in these periods was as follows:

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue
	(unaudited)
2012 period reported operating income (loss)	8,653	5.6%	10,788	19.9%	(5,265)	(2.5)%	14,176	7.0%
Impact of gross profit and SG&A	5,203	3.2%	(8,756)	(15.3)%	243	—%	(3,310)	(1.6)%
Facility closure and severance	203	0.1%	(72.0)	(0.2)%	(382)	(0.2)%	(251)	(0.1)%
2013 period reported operating income (loss)	$14,059	8.9%	$1,960	4.4%	$(5,404)	(2.7)%	$10,615	5.3%

Symmetry Surgical operating income decreased by $8,828 and was 4.4% of segment revenue in the 2013 period as compared to 19.9% in 2012 primarily due to a reduction in revenue as discussed above and increased general and administrative expenses related to added infrastructure. The increase in the Unallocated operating costs is primarily related to higher employee healthcare expenses. OEM Solutions operating income improved by $5,406 and was 8.9% of segment revenue in the 2013 period as compared to 5.6% in the prior year period due to improvements in revenue and gross profit as well as the reduced impacts of facility closure and severance costs.

Other (Income) Expense.  Interest expense for the six months ended June 29, 2013 decreased $997, or 9.8%, to $9,171 from $10,168 for the comparable period in 2012. This decrease is most significantly attributable to the decrease in debt outstanding by $31,806 as compared to second quarter 2012.

Derivatives valuation consists of foreign currency forward contracts which are used to mitigate the effect of changes in the foreign exchange rates on net income. We recorded a loss of $237 for the six months ended June 29, 2013 as compared to a gain of $63 for the comparable period in 2012, which is a result of fluctuation in the Euro versus the US Dollar.

Other income for the six months ended June 29, 2013 and June 30, 2012 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Income Tax Expense. Our effective tax rate was 20.1% for the six months ended June 29, 2013 as compared to 45.5% for the six months ended June 30, 2012. Provision for income taxes decreased by $1,837, or 89.2%, to $222 for the six months ended June 29, 2013 from $2,059 for the comparable 2012 period primarily due to a $3,420 decrease in pre-tax income and an increased benefit in foreign income taxes, as well as the January 2013 reinstatement of the Federal research and development tax credit as it is effective retrospectively for 2012.

Liquidity and Capital Resources

Liquidity

Our principal sources of liquidity in the six months ended June 29, 2013 was cash generated from operations and borrowings under our Amended Credit Agreement.  Principal uses of cash in the six months ended June 29, 2013 included capital expenditures and debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions.

We believe our cash resources will permit us to stay committed to our strategic plan of increasing our share in the orthopedic market and expanding into other medical device segments and growing the business.

Operating Activities.  Operating activities generated cash of $19,671 in the six months ended June 29, 2013 compared to $36,646 for the six months ended June 30, 2012, a decrease of $16,975.  The decrease in cash from operations is primarily a result of a reduction in working capital and net income.  Net cash provided by working capital for the six months ended June 29, 2013 was $15,941 lower than the comparable 2012 period. Aggregate adjustments for non-cash items positively impacted operating cash flows by $16,301, a $549 increase from the comparable prior year period, primarily due to an increase in our deferred income tax provision of $898, fluctuations in foreign currency of $323 and unrealized derivative valuation gains of $300 offset by a decrease in stock based compensation of $695 and the amortization of intangible assets of $470.

Investing Activities.  Capital expenditures of $6,173 were $618 lower in the six months ended June 29, 2013 compared to the six months ended June 30, 2012.

Financing Activities.  Financing activities used $10,615 of cash in the six months ended June 29, 2013 compared to usage of $39,412 in the six months ended June 30, 2012. This decrease in cash used by financing activities is due primarily to a $57,463 increase in net borrowings on the revolving credit agreement and short term borrowings, partially offset by increases in net payments on bank term loans and capital lease obligations of $28,616.

Capital Expenditures

Capital expenditures totaled $6,173 for the six months ended June 29, 2013, compared to $6,791 for the six months ended June 30, 2012. Expenditures were primarily for increased automation, replacement of existing equipment and investment in Symmetry Surgical infrastructure.

Debt and Credit Facilities

The Corporation's Amended Credit Agreement, which is senior and secured, currently provides for a $200,000 revolving line of credit (Bank Revolver) and a $50,000 bank term loan (Bank Term Loan). The Amended Credit Agreement also includes an accordion feature, which permits us to borrow up to an additional $50,000 in the form of additional term loans or an increase in the Bank Revolver subject to the terms and conditions set forth in the Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at a rate per annum based upon LIBOR, the Federal Funds rate or the Lenders' prime rate, in each case plus an applicable margin, at the Corporation's option. The Bank Term Loan is to be repaid in quarterly installments of $2,778, may be prepaid, in whole or in part, at the option of the Corporation, and is required to be prepaid using all or a portion of the net cash proceeds of certain asset sales, recovery events, and issuances of new debt or equity and, depending on the Corporation's Total Leverage Ratio (as defined in the Amended Credit Agreement), using a portion of the Corporation's Excess Cash Flow (as defined in the Amended Credit Agreement) (the "Excess Cash Flow Prepayment"). The Excess Cash Flow Prepayment is required to be made within 90 days of the end of the fiscal year in which the Excess Cash Flow is generated. The Bank Revolver matures on November 3, 2015 and the Bank Term Loan matures on December 31, 2016.

As of June 29, 2013, we had an aggregate of $203,629 of outstanding indebtedness, which consisted of $117,000 of borrowings on our Bank Revolver; $18,288 of a Bank Term Loan; $66,671 of Term Notes; and $1,670 of capital lease obligations. We had one outstanding letter of credit as of June 29, 2013 in the amount of $100.

The Amended Credit Agreement contains various financial covenants, including covenants imposing a maximum ratio of total debt to EBITDA (as defined in the Amended Credit Agreement) and prescribing a minimum ratio of EBITDA to fixed charges (as defined in the Amended Credit Agreement). The Amended Credit Agreement also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, payment of dividends and certain other restricted payments, changes of control, incurring indebtedness, incurring liens, making loans and investments and transactions with affiliates. The Amended Credit Agreement is secured by substantially all of the assets of the Corporation (and its U.S. subsidiaries) and also contains customary events of default.

The Corporation currently has $66,671 of Term Notes outstanding that mature on December 29, 2017. The outstanding principal balance of the Term Notes bears interest at a rate of 14% per annum. The Term Notes include customary representations, warranties and covenants made for the benefit of the parties to the agreement. The covenants include, but are not limited to, requirements to provide financial information and notice of other events to the lenders, as well as restrictions on the incurrence of indebtedness, the creation or existence of liens, sales of assets, transactions with affiliates and other matters. The Term Notes also include financial covenants, including covenants requirement a maximum ratio of total debt to EBITDA (as defined in the Term Notes Agreement) and ratio of minimum fixed charges to EBITDA. The agreement includes customary events of default, including but not limited to, failure to pay any principal, interest, fees or other amounts when due, default under any covenant or any agreement in any loan document (subject to cure periods in some cases), cross-default with other debt agreements and certain bankruptcy and insolvency events. While not secured by the Corporation’s assets, repayment of amounts outstanding under the Term Notes is guaranteed by all of Symmetry’s U.S. subsidiaries.

In May 2013, the Corporation was notified by one of its lenders that payments made by the Corporation in the first quarter of 2013 had been applied to the Bank Revolver, rather than the Bank Term Loan to satisfy the Corporation's obligation to make the Excess Cash Flow Prepayment as required by the Amended Credit Agreement. The failure to timely make the Excess Cash Flow Prepayment was a default under the Amended Credit Agreement and Term Notes. The Corporation entered into a limited waiver with its lenders under the Amended Credit Agreement and with the holders of the Term Notes that waived the event of default resulting from the failure to timely make the Excess Cash Flow Prepayment, and the Corporation made the required $22,073 Excess Cash Flow Prepayment with borrowings under the Corporation's Bank Revolver. Future quarterly payments due on the Bank Term Loan will be reduced by a proportionate amount as a result of the reduction in outstanding principal from the Excess Cash Flow payment.

As of June 29, 2013, the most restrictive financial covenants per the Corporation’s lending arrangements included the debt to EBITDA covenant ratio to be less than 3.75:1, and our ratio was approximately 3.3:1. The minimum interest coverage ratio requires us to be greater than 1.15:1, and our ratio at June 29, 2013 was approximately 1.5:1. As of September 29, 2013 and December 28, 2013, these financial covenants become more restrictive. The debt to EBITDA covenant ratio is required to be less than 3.50:1 and 3.25:1, respectively and the minimum interest coverage ratio requires us to be greater than 1.20:1 and 1.25:1, respectively.

We intend to closely monitor our compliance with all of our debt covenants. After obtaining the waivers discussed above, we were in compliance with all covenants as of June 29, 2013. We intend to closely monitor our revenues, cost of revenues and selling, general and administrative expenses to manage our ability to meet our debt covenant requirements. If we are unable to maintain compliance under our debt covenants, we could ultimately go into default under the terms of our various debt agreements.

We believe that cash flow from operating activities and borrowings on our Bank Revolver will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the Amended Credit Agreement. We had one letter of credit outstanding as of June 29, 2013 in the amount of $100.

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

We incurred minimal capital expenditures for environmental, health and safety in the six months ended June 29, 2013 and June 30, 2012.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 29, 2012, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the six months ended June 29, 2013.
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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 29, 2013.

(b)   Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Corporation is in the process of integrating its multiple Symmetry Surgical operations, as well as its Manchester, New Hampshire operations into its existing Enterprise Resource Planning (ERP) platform.  An ERP system is a fully-integrated set of programs and databases that incorporate order processing, planning and scheduling, purchasing, accounts receivable and inventory management and accounting.  In connection with these ERP consolidations, the Corporation will update its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.  The Corporation does not believe that this ERP system consolidation will have an adverse effect on the Corporation’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

10.74+	Release Agreement dated May 31, 2013, between Symmetry Medical Inc. and Chris Huntington (incorporated by reference to Exhibit 99.1 of our Form 8-K filed June 3, 2013).

31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document~

101.SCH	XBRL Taxonomy Extension Schema Document~

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document~

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document~

101.LAB	XBRL Taxonomy Extension Label Linkbase Document~

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document~

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

August 7, 2013