Form 10-K/A
period 2012-12-29
Symmetry Medical Inc.
filed 2013-11-07
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

SYMMETRY MEDICAL INC.

i

EXPLANATORY NOTE

This Form 10-K/A amends Symmetry Medical Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (the “Original 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2013 in response to comments issued by the SEC to provide certain additional information and to clarify certain prior disclosures. This Form 10-K/A contains changes to the Cover Page; Part I — Item 1 (Business) (Executive Officers of the Registrant); Part II — Item 9A(Controls and Procedures); Part III — Item 10 (Directors, Executive Officers and Corporate Governance); Part III — Item 11 (Executive Compensation); and Part IV — Item 15 (Exhibits).

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1.

Except for the foregoing amended information, the Company has not updated the disclosures contained in the Original 10-K to reflect events that have occurred subsequent to the filing date of the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our subsequent filings with the SEC.

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

Our research & development team manages our intellectual property across both our OEM Solutions and Symmetry Surgical businesses. Some patents held by our OEM Solutions segment are for products sold by Symmetry Surgical. For those Symmetry Surgical products not manufactured by OEM Solutions, Symmetry Surgical is the patent holder. We currently own 116 total issued patents and have 60 patents pending related to our cases and instruments. These patents expire at various times beginning in 2013 and ending in 2032. There are four (4) patents expiring during 2013 which accounted for less than 1% of our 2012 revenue. We also have 45 issued trademarks and ten (10) pending trademarks. Our policy is to protect technology, inventions and improvements that we consider important through the use of patents, trademarks, copyrights and trade secrets in the U.S. and significant foreign markets. If our products were found to infringe any proprietary right of a third party, we could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or other proprietary information we own and to determine the validity and scope of our proprietary rights.

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

We design, develop, manufacture, procure and sell surgical instruments, orthopedic implants, sterilization cases and trays, and aerospace products. The vast majority of the devices we sell to our OEM customers are manufactured to each particular customer's specifications. None of these products require us to obtain Food and Drug Administration (“FDA”) Premarket Approval (“PMA”) or the foreign country equivalent thereof, as doing so is the respective customer's responsibility. Accordingly, the appropriate U.S. or Non-U.S. regulatory filing is determined and executed by the customer, not the Company, and the Company plays no role in that process.

The remaining healthcare products which we sell to OEM customers or to the direct or hospital market are subject to the premarket notification process required by Section 510(k) as Class I or Class II devices with the FDA or foreign country equivalent. These products include our own sterilization containers and instrument products, where we own the underlying intellectual property. Our quality and regulatory team continuously monitors our registration compliance and we believe we are fully compliant with all registration requirements in the U.S. and in all other Non-U.S. markets where we sell these products.

A delay in an OEM customer's registration and associated PMA required for commercial distribution could directly impact us to the extent that such circumstance could result in a delay in orders related to the associated product launches and the revenue stream associated with them. The new U.S. FDA deadline for device registration and listing requirements was March 31, 2013. We have completed all required registration processes for products that are manufactured with our intellectual property and for which we are responsible for registration and, accordingly, we do not believe that we have any material risk or exposure in this regard. Thus, the new FDA requirement did not and will not impact sales of our own products to the marketplace. At this time, there is no Non-U.S. requirement to register as a contract manufacturer, so we do not anticipate any issues with Non-U.S. jurisdictions.

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

In 2007, the Company discovered accounting irregularities at its Sheffield, UK operating unit, resulting in a restatement of certain financial reports and an SEC inquiry. In July 2006, Mr. Hite received a status report from the Company's internal auditor for submission to the Company's Audit Committee for consideration at its next meeting that claimed to have identified problematic transactions at the Sheffield unit, asserted that Sheffield personnel had not provided requested evidence, and implied the potential presence of deeper accounting issues there. The report also sought permission to solicit outsourcing proposals from “Big Four” accounting firms to provide internal control testing and financial audits at the unit due to staffing limitations in the internal audit department. Although Mr. Hite provided the report to the Company's controller and its independent accounting firm, and discussed its contents with them and with the internal auditor, he did not provide a copy of the report to the Audit Committee. Following the internal auditor's resignation shortly thereafter, Mr. Hite hired a new internal auditor and directed her to focus her efforts on the issues at the Sheffield unit. He also subsequently expanded the internal audit department to include four individuals, one of whom is located in the Sheffield facility.

On January 30, 2012, without admitting or denying the Commission's findings therein, the Company and Mr. Hite consented to the entry of an order in which the Commission found, among other things, that in failing to deliver the internal auditor's report to the Audit Committee, Mr. Hite circumvented the Company's internal accounting controls in violation of Section 13(b)(5) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and was a cause of the Company's violation of Section 13(b)(2)(B) of the Exchange Act. Pursuant to the order, Mr. Hite agreed to: (i) cease and desist from committing or causing any violation or future violations of Section 13(b)(5) of the Exchange Act and Section 304(a) of the Sarbanes-Oxley Act of 2002, and from causing any violation and any future violation of Section 13(b)(2)(B) of the Exchange Act, (ii) pay a civil monetary penalty, and (iii) reimburse the Company for incentive compensation received during the statutory time period established by the Sarbanes-Oxley Act.

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

(a) Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Corporation’s management evaluated, with the participation of the Corporation’s Chief Executive Officer and Senior Vice President and Chief Financial Officer, the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Subsequent to the initial filing of this Form 10-K on March 8, 2013 and the filing of the Corporation's definitive proxy statement on March 15, 2013, the Corporation became aware of issues related to the manner in which it reported executive compensation in the proxy statement. Specifically, through correspondence with the U.S. Securities and Exchange Commission's Division of Corporation Finance Staff and its own internal review, the Corporation determined that certain amounts in the Summary Compensation and Grant of Plan-Based Awards tables were not in compliance with the relevant provisions of Item 402 of Regulation S-K. Specifically, the original Summary Compensation Table reported actual values earned in equity as opposed to potential value that could be earned; the Grant of Plan Based Awards table reported actual grants rather than potential grants under the Corporation’s equity plan. In light of that determination, the Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Senior Vice President and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based upon their re-evaluation of these disclosure controls and procedures, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K.

(b) Changes in Internal Control Over Financial Reporting.

Changes in Internal Controls.  There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.  The report of management required under this Item 9A can be found on page 92 of this Form 10-K under the heading “Management’s Report on Internal Control over Financial Reporting.”

Symmetry Medical’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. This report appears on page 91 of this Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required to be furnished pursuant to Item 10 with respect to directors and corporate governance is incorporated herein by reference from the sections entitled “Governance of the Company” and “Information Regarding Our Directors” in our Proxy Statement for the 2013 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. Information regarding our executive officers is disclosed in Item 1 of this annual report filed on Form 10-K/A.

Item 11.	Executive Compensation
Part 1 — Compensation Discussion and Analysis

Introduction and Objectives

The Compensation and Organizational Committee (“Committee”) assists the Board in addressing matters relating to the fair and competitive compensation of our executive officers and non-employee directors, together with matters relating to retirement, welfare and other benefit plans.

The Committee met five times in 2012; each of the four in-person meetings included an executive session attended by only the non-management directors. The Committee also met on February 11, 2013 to review 2012 bonuses and restricted stock grants in light of the company’s performance against the criteria for the payment or grant of bonuses and restricted stock. At that meeting the Committee also established recommendations for 2013 base salary levels, target bonus percentages and target equity grants for the executive officers, as well as recommended that the Board adopt certain criteria and target amounts for 2013 cash bonuses and restricted stock grants.

During fiscal 2012 members of management, including President and Chief Executive Officer, Thomas J. Sullivan, Chief Financial Officer, Fred L. Hite, and SVP of HR, General Counsel and Corporate Secretary, David C. Milne, typically attended Committee meetings, although they left the meeting during times when their compensation was considered. It is anticipated that Messrs. Sullivan, Hite and Milne will attend Committee meetings in fiscal 2013 as well, although will not participate in discussions of their compensation. The agenda for each meeting is determined by the Committee members prior to the meeting. The Committee receives and reviews materials in advance of each meeting, including information provided by management that it believes will be helpful to the Committee as well as materials the Committee specifically requests. Depending on the agenda for the particular meeting, these materials may include, but not be limited to:

•	Financial reports;
•	Reports on levels of achievement of corporate performance objectives;
•	Tally sheets setting forth the total compensation of the Named Executive Officers, including base salary, cash incentives, equity awards, perquisites and other compensation and any potential amounts payable to the executives pursuant to employment agreements, severance agreements and change of control provisions;
•	Wealth accumulation summaries which show the Named Executive Officers’ total accumulated stock and option holdings;
•	Information regarding compensation of officers at companies identified by the Committee as appropriate for comparison;
•	Information regarding criteria proposed or considered by proxy evaluation firms;
•	Information regarding compensation levels and forms of compensation at companies of comparable size to the Company.

The Committee’s primary responsibilities consist of:

•	The review of corporate goals and objectives relevant to the compensation of Named Executive Officers, evaluation of the performance of the Named Executive Officers in light of these goals and objectives and determination and approval of the compensation level of Named Executive Officers based on that evaluation;
•	The evaluation and recommendation to the Board of the incentive components of the CEO’s compensation and related bonus awards, taking into account our performance and relative shareholder return, the value of similar incentive awards to CEOs at comparable companies, the services rendered by the CEO and the awards given to the CEO in past years;
•	The review and recommendation to the Board of the design of the compensation and benefit plans which pertain to Directors, the CEO and other senior executive officers who report directly to the CEO, including oversight of Rule 162(m) plans;
•	The review and recommendation to the Board of all plans entitled to the exemption under Rule 16b-3 of the Securities Exchange Act of 1934, as amended, including the 2004 Equity Incentive Plan;
•	The review and recommendation to the Board of the material terms of all employment, severance and change-of-control agreements for Named Executive Officers;
•	The review and recommendation to the Board regarding compensation of Board members, such as total retainer, Committee Chairman fees, restricted stock and other similar items as appropriate, all pursuant to our Corporate Governance Guidelines;
•	Oversight regarding our retirement, welfare and other benefit plans, policies and arrangements on an as needed basis;
•	The review of compensation policies and guidelines issued by (i) the NYSE and other applicable authorities and (ii) key institutional shareholders and (iii) entities that offer proxy voting services or recommendations to shareholders;
•	The preparation of a compensation committee report on executive compensation to be included in our annual proxy statement or annual report on Form 10-K filed with the SEC;
•	The review and discussion with management regarding the Compensation Discussion and Analysis required by SEC Regulation S-K, Item 401, and based on such review and discussion, recommending to the Board to include the Compensation Discussion and Analysis in the Annual Report on Form 10-K or in our proxy statement;
•	Review of any risk associated with the Company’s Compensation Program and efforts to recommend to the Board measures to mitigate such risk.

The Committee’s Charter reflects these responsibilities, and the Committee and the Board periodically review and revise its Charter. The Charter was last reviewed in the fall of 2012 and it was determined at that time that a few relatively, minor modifications were required. The full text of the Compensation and Organizational Committee Charter is available on our Web site at www.symmetrymedical.com under the “Investor Relations” and “Corporate Governance” tabs. The Committee also considers the shareholders’ advisory vote on compensation to the extent it indicates a dissatisfaction with alignment between pay and performance. In 2012 the shareholders’ advisory vote indicated that 93.29% of shareholders who voted approved of the Company’s compensation program, so the Committee has not made significant changes to it.

Our executive management supports the Committee in its work by proposing compensation for executive officers, administering our retirement, welfare and other benefit plans and providing data to the Committee for analysis. The Committee also has discretionary authority under its Charter to engage the services of outside consultants and advisors, as it deems necessary or appropriate in the discharge of its duties and responsibilities. The Committee has budgetary authority to authorize and pay for the services of outside consultants who report directly to the Committee. The Committee exercised this discretion in fiscal 2012 by subscribing to Equilar, a provider of data regarding public company compensation data. The data provided by Equilar was utilized in the Committee’s review of the pay practices of those companies in our peer group relative to compensation for the CEO, CFO and other Named Executive Officers. Equilar does not provide consulting services, and only compiles information that is already public into a searchable database. The Company has no relationship with any employee or owner of Equilar and did not retain Equilar for any consulting or other services beyond the subscription to the data service referenced above.

Our Compensation Philosophy

The Compensation and Organizational Committee addresses matters relating to the fair and competitive compensation of our executive officers and non-employee directors, together with matters relating to our retirement, welfare, and other benefit plans. The Committee is composed entirely of independent directors and is guided by three principal goals and objectives: (1) in order to allow us to attract and retain talent, we should pay salaries competitive with those with whom we compete for talent; (2) annual incentive bonuses should be directly related to our results produced during the year; and (3) long term compensation in the form of restricted shares or options should be directly linked to Company performance and enhancement of shareholder value.

The Committee believes that executive compensation should be aligned with the values, objectives and financial performance of the Company. The Committee wants to motivate our officers and key employees to achieve the Company’s goals of providing our shareholders with a competitive return on their investments, while at the same time producing high quality products. Our compensation program is designed to attract and retain highly qualified individuals who are capable of making significant contributions to our long-term success, promote a performance-oriented environment that encourages Company and individual achievement, reward executive officers for long-term strategic management and to enhance shareholder value.

The Committee believes that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, and that such compensation should assist us in attracting and retaining key executives critical to its long-term success. Our Company is headquartered in Warsaw, Indiana, which is frequently referred to as the “Orthopedics Capital of the World.” Because of the number of customers and competitors in the immediate Warsaw, Indiana area, it is important that our compensation program be competitive to allow us to continue to attract and retain all levels of employees.

On an annual basis the CEO and SVP of HR recommend to the Compensation Committee a compensation package for each executive (excluding themselves, respectively). The proposed compensation package has typically consisted of base salary, cash incentive bonus target levels and criteria, and long-term equity incentive compensation target levels, value and criteria. The Committee reviews that proposal in light of information it obtains from Equilar and other sources of information regarding the market, the Company’s peer group and its compensation philosophies. Any decision to materially modify compensation is based upon the factors listed above, taking into account all forms of compensation, as well as based upon the individual’s performance of his responsibilities and any tasks assigned by the Board. Consideration of the CEO’s compensation is undertaken by the Committee in executive session and reflects the same considerations as are used regarding the other executive officers.

After fully reviewing and considering CEO and executive officer compensation the Committee thereafter submits its recommendations regarding each to the Board for consideration. Only Directors who are independent engage in this consideration and decision. If performance objectives are not attained, annual incentive bonuses will not typically be paid and restricted stock would not typically be granted (or would be forfeited if granted subject to performance criteria being achieved). Please refer to the table and associated text on pages 21 – 22 for the specific performance criteria related to the payment of the incentive bonus in 2012 and the information on pages 22 – 23 for information related to the 2013 incentive bonus.

The Committee believes that the executive officers’ total compensation program should strengthen the relationship between pay and performance by emphasizing variable, at-risk compensation that is dependent upon the successful achievement of specified company, business segment and individual performance goals. The Committee also believes that a significant amount of pay for executive officers should be comprised of long-term, at-risk forms of compensation to align management’s interests with those of the shareholders. The total compensation package should also enhance our ability to attract, retain and develop the exceptionally knowledgeable, talented and experienced executives upon whom our success depends.

Components of Our Total Compensation Program.  The total compensation program for our executive officers consists of the following elements:

•	Annual salary;
•	Annual cash incentive bonuses;
•	Long-term incentive compensation in the form of restricted stock and options;
•	Benefits, including group health, life and disability insurance, and 401k plan;
•	Use of an automobile;
•	Certain post-termination compensation pursuant to applicable employment agreements.

It is the Committee’s intent that salaries, annual incentive bonuses and long-term incentive award values be targeted at appropriate levels based on our peer group and other market factors. Salaries are generally targeted at the median for the market and other components of compensation are targeted at the 75th percentile for our long-term successful executives. It is anticipated that new employees in executive positions would receive a compensation package in the 50th percentile, although over years of successful performance of their duties their compensation would increase toward the 75th percentile. An individual’s receipt of compensation in line with those targets will occur as performance warrants, and there is no guarantee that any particular employee would achieve the highest levels of compensation. Similarly, newer employees who have significant expertise, experience or skills, and whose value in the market is increased as a result of those attributes, might be compensated above the 50th percentile, as market value and the Company’s needs dictate.

To establish total compensation for our executive officers, the Committee compares our executive officers’ compensation against peer group pay practices and history, as well as considering recommendations from the Chief Executive Officer regarding those executives reporting directly to him. Our management team provides the Committee and Board with historical and prospective breakdowns of the total compensation components for each executive officer to assist in its review and consideration.

During its meeting on February 11, 2013, the Committee finalized its review of performance under the fiscal year 2012 annual incentive bonus program and the criteria for restricted stock grants pursuant to the 2012 Equity Program. At this meeting, the Committee reviewed wealth accumulation summaries, peer group data and tally sheets for each named executive officer in determining appropriate compensation levels.

To ensure our compensation programs are at proper levels, the Committee compares our compensation practices and levels of pay to an industry peer group. Companies were selected based on their satisfaction of most or all of the following criteria:

•	GICS Code — to focus on those in the same or similar industry segments.
•	Similar revenue levels;
•	Executive positions similar in breadth, complexity and scope of responsibility;
•	International operations;
•	Competitors for similar executive talent.

The Committee selected a peer group consisting of the following companies: Analogic Corporation, Arthrocare Corporation, Cantel Medical Corporation, GenProbe, Inc., Greatbatch, Inc., Haemonetics Corporation, Thoratec Corporation, Wright Medical Group, Inc., and Zoll Medical Corporation. This peer group has evolved from a peer group proposed by ISS/RiskMetrics in 2009, to which the Board has added Greatbatch, Inc., which the Board and Committee consider to be a direct competitor in the industry and for talent. This Peer Group included American Medical Systems Holdings, Inc., through its acquisition by Endo Pharmaceuticals, Inc. in 2011, and otherwise remains unchanged from that considered for 2012. The Peer Group consists of companies that are engaged in the same or similar industries and would logically compete with the Company for the same talent and skill sets. For the foregoing reasons, the Committee concluded that this Peer Group is a logical source of comparison to utilize in establishing the Company’s compensation structure.

The Compensation Committee also considered compensation programs and data at comparably sized companies with the same GICS code and comparable revenue levels, based on the 2012/2013 recommendations from ISS/RiskMetrics, including the following:

• Abaxis	• Integra LifeSciences Holdings
• Accuray	• Masimo
• Alphatec Holdings	• Natus Medical
• Analogic	• NuVasive
• AngioDynamics	• NxStage Medical
• ArthroCare	• Orthofix International N. V.
• Cantel Medical	• PhotoMedex
• Conmed	• Thoratec
• Exactech	• Tornier
• Gen Probe	• Volcano
• GreatBatch	• Wright Medical Group
• Insulet

The Committee obtained and evaluated public data from the Equilar database regarding the various forms and amounts of compensation provided by each of the foregoing companies to their executives. This group’s data was then evaluated in light of additional market-based data, including that of the Peer Group. The Committee found that this group and the Peer Group were remarkably similar in terms of the levels of compensation provided to senior officers, a finding which reinforced the Committee’s compensation decisions for 2012 and 2013.

Based upon our analysis of competitive pay practices, our total cash compensation for our Named Executive Officers, in aggregate, for 2012 was approximately 80% of the median salary and bonus paid by our peers for similar executive officer positions. Our Named Executive Officers’ aggregate long-term compensation is at approximately 55% of the 75th percentile of our peers. Our total direct compensation, in aggregate, is approximately 79% of the foregoing target values for our peers. Our targeted 2013 compensation is 100% of median salary and bonus, 32% of the 75th percentile of equity and 58% in the aggregate of those two measures.

The Committee reviews its compensation programs annually in conjunction with its determination of the executive officers’ compensation for the coming year.

Summary.  It is the opinion of the Compensation and Organizational Committee that the executive compensation policies and programs in effect for our executive officers and directors provide an appropriate level of total compensation that properly aligns the Company’s performance and interests of our shareholders with competitive executive compensation in a balanced and reasonable manner.

Our Compensation Decisions

Annual Salary.  The 2012 base salaries for our Named Executive Officers are shown in the “Salary” column of the Summary Compensation Table. Salaries for executive officers are reviewed on an annual basis, as well as at the time of a promotion or other significant changes in responsibilities.

Base salary is targeted at the approximate median of compensation paid to executives with similar levels of experience in our Peer Group to ensure that we can attract and retain appropriate levels of executive talent. Individual executives may be paid at levels higher or lower than this target at the discretion of the Committee, and as their performance, experience or tenure with the Company may warrant. The base salaries of our executive officers were recommended by the Committee and approved by the independent Board members after considering compensation salary trends and data, overall levels of responsibility, total performance and compensation levels for comparable positions in the market for executive talent.

Annual Incentive Cash Bonuses.  The objective of the annual incentive cash bonus program is to provide executives with a competitive total cash compensation opportunity relative to market standards for each respective position, while aligning their financial rewards with the Company’s and their own performance. The Committee believes the goals tied to the bonus will help us provide our shareholders with a competitive return on their investments over the long term.

A. The 2012 Cash Bonus Program.

Our 2012 Cash Bonus Program (the “Program”) was designed to provide a quarterly and annual focus on several areas of vital importance to the Company. It was also designed to encourage retention, since payments under it are not earned until paid. Thus, regardless of their performance during the year, participants were required to be employed when the bonus was paid (in March 2013) to earn and receive any amounts calculated under the Program. One-third of the bonus is based on the Named Executive Officers’ achievement of certain Board-approved actions or results and the other  2/3 is based on the Company’s achievement of financial and performance goals vs. target levels.

The 2012 bonus calculation involved a two-step process applicable to results each quarter, as well as the entire fiscal year (each quarter and the fiscal year being a “Period” under the Program). The first step involved the determination of whether the bonus pool for a respective Period would be funded, and if so, to what degree relative to the target. If the bonus pool was funded for a Period, the second step determined whether the bonus was earned for that Period as a result of the Company’s achievement of its targeted performance goals in three different criteria. There were five opportunities to earn 25% of the target bonus in 2012, with the top four of the five Periods aggregated at the end of the year to determine the extent to which the annual bonus would be paid.

The first step in determining the extent to which a bonus was earned in any Period involved determining the extent to which we met our target for non-GAAP Earnings Per Share (“Earnings”) in that Period. Actual Earnings at 75% of a target in any Period resulted in 25% of the potential bonus pool being funded for that Period; no bonus was earned at Earnings below 75% of target. As Earnings moved from 75% of target to 100% of target, the pool increased by 3% for every 1% increase in Earnings (e.g. if Earnings were 90% of target, the bonus pool would be 70% of that Period’s target). If Earnings exceeded the target then the pool would grow 4% for every 1% of Earnings by which actual performance exceeded target, up to 200% of the target pool size.

If Earnings performance funded a bonus in a particular Period, then the extent to which it was earned was determined by performance vs. target in three areas (the “Performance Criteria”): Quality, On-Time Delivery, and Free Cash Flow1. All three of the Performance Criteria were required to be met at target levels during any Period to earn that Period’s bonus. For example, if on time delivery and quality goals were met in a Period, but free cash flow was not, then 0% of the bonus would be accrued that Period.2 The foregoing criteria were designed to present a fair level of difficulty in terms of achievement, and were higher than in each respective quarter from the prior year, as well as the full year. The challenge in achieving these levels is demonstrated in the level of earnings thereunder, all of which fell below target levels. The Board adhered to the criteria in all respects and did not exercise any discretion in any respect, other than with regard to the third quarter, with regard to which it waived a two percentage point shortfall with regard to On-Time Delivery as a result of the Company’s achievement of Free Cash Flow levels over $14m in excess of target.

[1]	Free Cash Flow consists of: Operating Cash — Cash paid for Fixed Asset Additions +/- Cash from a Fixed Asset transfers between units + Cash from a Fixed Asset sale.
[2]	We consider our specific targets for bonus criteria to be confidential and believe that their disclosure could put us at a competitive disadvantage. We therefore do not disclose those specific performance metrics.

Annual cash bonus awards are determined as a percentage of each executive officer’s base salary. In 2012 the Named Executive Officers earned the  2/3 financial and performance portion of the bonus in three of the five Periods, although in the aggregate it was not earned at 100%. They also achieved the following levels of achievement of their personal tasks: Mr. Sullivan — 95%; Mr. Hite — 95%; Mr. Martin — 95%; Mr. Huntington  — 90%; Mr. Milne — 95%. The following chart shows the target, actual and maximum levels achievable by each Named Executive Officer under the Program:

Name and Position	Targeted Payout	Actual Payout	Maximum Potential Payment
Thomas J. Sullivan, President and Chief Executive Officer	70%	51%	140%
Fred L. Hite, Chief Financial Officer	65%	48%	130%
D. Darin Martin, SVP of QA/Regulatory Affairs and Chief Compliance Officer	50%	38%	100%
Christopher Huntington, COO of Symmetry Surgical Inc.	50 - 60%[1]	41%	100 - 120%
David C. Milne, SVP of HR, General Counsel and Corporate Secretary	45%	35%	90%

The Committee establishes and recommends to the Board the performance measures and other terms and conditions of awards for executive officers. The independent members of the Board also retain the authority to cancel or award an additional bonus amount on a discretionary basis. No such discretion was exercised relative to the 2012 Program.

Our 2013 Cash Bonus Program.  As with the 2012 Cash Bonus Program, the 2013 Cash Bonus Program (the “2013 Program”) requires a participant to be employed when the bonus is paid (in March 2014) to earn it. Any bonus payout is subject to final approval by the Company’s Board of Directors, who will consider all aspects of the Company’s performance in determining if a bonus payout is appropriate in light of performance or then-applicable circumstances.

The 2013 Program has  1/3 of the Named Executive Officers’ bonus tied to performance of particular board-approved actions and the other  2/3 based on financial and operational performance. The  2/3 portion is calculated similarly to the 2012 Program. The 2013 Program provides five opportunities to earn 25% of  2/3 of a participant’s bonus (each quarter plus the full year — each of which is a “Period”), with the best four Periods aggregated to reach the full-year figure. Funding the bonus pool will be determined based on the Company’s achievement of its quarterly and annual targets for Non-GAAP EPS (“Earnings”). To fund the bonus in any Period the Company must achieve at least 75% of its goal for Earnings, which would carry a 25% funding of the target amount. The pool increases by 3% for every 1% increase in Earnings above 75% (e.g. if Earnings are 90% of target, the bonus pool will be 70% of that Period’s target). If Earnings exceed the target then the pool will grow 4% for every 1% of Earnings by which actual performance exceeds target, up to a maximum of 200% of the bonus funding (which would represent Earnings at 125% of target).

If the Company funds the Bonus Program by achieving over 75% of its Earnings goal, then the ability to accrue a bonus in a particular Period will be determined by performance in three areas (the “Performance Criteria”): Quality, On-Time Delivery (“OTD”), and Free Cash Flow (“FCF”). Performance below the target for each criteria, but above a floor level, earns 50% of this portion of the bonus; performance below the floor earns 0% of that portion.

The remaining  1/3 of the participant’s bonus is based on achievement of Personal Goals & Objectives which are vital to the Company’s success in 2013 and approved by the Board of Directors. The amount earned by performance against Personal Goals & Objectives is limited to the  1/3 of the target, although if Earnings performance is greater than 100% of budget, then the amount earned for Personal Goals and Objectives may increase to two times its target pursuant to the calculation described above.

[1]	Mr. Huntington had mid-year modifications to both salary and target bonus amounts. The calculations herein were done on a pro-rata basis for fiscal 2012.

Long-Term Incentive Compensation.  The Committee believes that equity-based compensation ensures that our executive officers have a continuing stake in our Company’s long-term success and that their interests are aligned with those of our shareholders. As such, the Committee has implemented, with Board and shareholder approval, the Symmetry Medical Inc. Amended and Restated 2004 Equity Incentive Plan (“2004 Equity Incentive Plan”). The 2004 Equity Incentive Plan provides for the opportunity for the Board of Directors to grant restricted stock and other cash and equity-based incentive awards to key employees and non-employee directors to help align those individuals’ interests with those of shareholders, to motivate them to make strategic long-term decisions, and to better enable us to attract and retain talented directors and executive personnel. Since 2005, we have awarded almost exclusively performance-based restricted stock (as opposed to stock options) to minimize the adverse financial impact of these awards under U.S. GAAP reporting (formerly FAS 123R).1 Any performance-based restricted stock awarded is treated as ordinary income to the employee, who is responsible for the payment of any associated taxes upon vesting.

(a) 2012 Performance Based Restricted Stock Program

During 2012, the Board of Directors, pursuant to our 2004 Equity Incentive Plan, implemented the 2012 Restricted Stock Grant Program (the “Restricted Stock Program”), to provide opportunities to earn certain amounts of restricted stock to the executive officers and other senior members of management. The Named Executive Officers were provided with the following opportunities to earn shares of restricted stock: Mr. Sullivan (77,220), Mr. Hite (53,411), Mr. Martin (15,315), Mr. Huntington (26,641) and Mr. Milne (21,622). The foregoing figures are the result of the division of a target value for each (which is a percentage of salary) divided by the stock price on the date the Board approved the Restricted Stock Program (the share price closed at $7.77 on that date). The percentage of salary that forms the basis for the target’s value was based on the executive’s performance, tenure, ability to impact the Company’s long-term success, and targets the Committee established for this form of compensation, as well as Peer Group data for equity compensation.

Under the Restricted Stock Program the shares of restricted stock targeted for each individual would be granted in early 2013 if performance criteria for 2012 were met. The actual number of shares granted would be subject to the Company’s performance against two financial and one strategic criteria:

1)	EPS growth (percentage) vs. peer group[2] median (75% floor to 125% ceiling) in both the one and two year timeframes;
2)	Return on assets vs. annual target (75% floor to 125% ceiling); and
3)	Achievement of the following equally-weighted, Board-approved strategic objectives:
•	Implementation of WinSPC (in CNC Machining Centers, with 50% of volume covered by the end of Q3);
•	Termination of the Transition Services Agreement related to the Codman & Shurtleff transaction (for warehousing and systems) by the end of Q3;
•	Launch seven new products in 2012, on time, on budget and at revenue objectives;
•	Full deployment and board validation of a detailed succession planning program for the top 25 positions in the Company.

Under the Restricted Stock Program the target number of shares for each participant could have been increased to 200% of target or decreased to 0% of target based on the degree to which the criteria set forth above were met, with a sliding scale downward or upward (4% for every 1% above or below target). All stock awards actually granted vest on December 21, 2014 if the recipient is still employed by the Company at that time.

[1]	The lone exception to this was a grant of stock options to Mr. Sullivan in 2012. These options have a five-year cliff vesting feature and expire six years after the date of grant; they were designed to encourage longer-term retention and align Mr. Sullivan’s interests with those of the shareholders.
[2]	The peer group for this purpose consists of the following companies: Analogic Corporation, Arthrocare Corporation, Cantel Medical Corporation, GenProbe, Inc., Greatbatch, Inc., Haemonetics Corporation, Thoratec Corporation, Wright Medical Group, Inc., and Zoll Medical Corporation.

During 2012 the Company achieved 118% of its goals under the foregoing criteria (with each of the three equally weighted criteria achieving the following levels of performance: EPS — 41.7%; Return on Assets — 29.4%; Strategic Objectives — 33.3% = 104.4%, with 4.4% multiplied by 4 to equal 117.6%, rounded 118%). Accordingly, each person’s target amounts were multiplied by 118% to equal the amount actually granted. Specific grants are set forth in the “Grants of Plan Based Awards” table below.

During 2012 Mr. Sullivan received an additional opportunity to earn 19,090 shares of Company stock upon the achievement of the following goals and objectives during 2012:

•	Full deployment of the Symmetry Business System;
•	Creation of Symmetry Surgical, Inc. and achieve growth;
•	Improve value of R&D pipeline.

He achieved these goals and earned the associated shares, which will vest December 21, 2014.

(b) Stock Options

Stock options were last granted to multiple individuals in 2004, and there are no plans to issue further options, other than those issued to Mr. Sullivan in 2012. This grant to Mr. Sullivan was made to enhance the retention elements of his compensation (through the five-year vesting period), to incent his further strong performance in the coming years, and to align his interests closely with those of the shareholders. In 2004 Mr. Hite received options in the amounts set forth in the Outstanding Equity Awards at Plan Year End Table in this proxy statement.

(c) 2013 Performance Based Restricted Stock Grant Program.

The Board of Directors has established the 2013 Restricted Stock Program, with a structure and goals similar to the 2012 Restricted Stock Program. Under the 2013 Restricted Stock Program, each eligible participant (including but not limited to the Named Executive Officers) has a value of compensation ascribed to equity by the Board, with that value reflective of a percentage of their salary. The target value is divided by the stock price on the date the Restricted Stock Program is approved to determine a target number of shares.1 Each recipient may receive that target number of shares of restricted stock in 2014, modified to reflect personal and company performance during 2013. The target number of shares for the Named Executive Officers in the 2013 Restricted Stock Program include: Mr. Sullivan — 57,746 shares; Mr. Hite — 37,054 shares; Mr. Huntington — 20,657 shares; Mr. Martin — 5,869 shares; Mr. Milne — 16,432 shares. Any shares earned under the 2013 Restricted Stock Program will vest December 21, 2015, if the participant is still employed at that time.

The actual number of shares earned and awarded will be based on the Company’s performance against two financial and one strategic criteria, each of which constitute  1/3 of the calculation:

1)	EPS growth (percentage) vs. peer group[2] median (75% floor to 125% ceiling) in one, two and three year timeframes;
2)	return on assets vs. annual target (75% floor to 125% ceiling); and
3)	achievement of three equally-weighted, Board-approved strategic objectives.

The targeted number of shares will be increased to 200% of target or decreased to 0% of target based on the degree to which the aggregate percentage of targets are met, with a sliding scale downward or upward (4% for every 1% above or below target).

[1]	The stock price on the date the Program was approved was $10.65.
[2]	The Company’s peer group consists of the following companies: Analogic Corporation, Arthrocare Corporation, Cantel Medical Corporation, GenProbe, Inc., Greatbatch, Inc., Haemonetics Corporation, Thoratec Corporation, Wright Medical Group, Inc., and Zoll Medical Corporation.

Perquisites and Other Personal Benefits.  We provide Named Executive Officers with minimal perquisites and other benefits that the Committee and Board believe are reasonable and consistent with the goal of enabling us to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other benefits provided to Named Executive Officers. Named executive officers are provided with the use of an automobile, maintenance and fuel, and a matching contribution under the Company’s 401k Plan (on the same terms as such matching contribution is provided to all participants), and the ability to obtain a full physical examination each year. All perquisites are described in more detail in the Summary Compensation Table.

Compensation Deductibility.  Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) imposes a limit on tax deductions for annual compensation in excess of $1 million paid by a corporation to its Chief Executive Officer and the other four most highly compensated executive officers (excluding the Chief Financial Officer). This provision excludes certain forms of “performance-based compensation,” including restricted stock, from the compensation taken into account for purposes of that limit. The Compensation and Organizational Committee believes that the 2004 Equity Incentive Plan, as amended, is “performance-based” within the meaning of that restriction. Nonetheless, the Compensation and Organizational Committee believes that, although it is desirable for executive compensation to be fully tax deductible, whenever in the judgment of the Board that would be inconsistent with the objectives pursuant to which the particular compensation is paid, we should compensate our executive officers fairly in accordance with our compensation philosophy, regardless of the anticipated tax treatment. The Compensation and Organizational Committee will from time to time continue to assess the impact of Section 162(m) of the Code on the Company’s compensation practices and will determine what further action, if any, may be appropriate in the future.

Part 2 — Employment Agreements.

We currently have employment agreements with our Named Executive Officers. Details regarding each are set forth below.

a. Thomas J. Sullivan

On January 17, 2011 the Company entered into an Employment Agreement with Mr. Sullivan, a copy of which was filed on Form 8-K on January 19, 2011. The Agreement provides for Mr. Sullivan to receive a salary of $500,000 per annum and participation in the Company’s Incentive Bonus Plan, with a target award at 70% of his salary and opportunities to adjust the target award percentage from 0 – 2 times the target, depending on performance against the criteria established by the Board of Directors. After 2011, when his bonus was guaranteed at 50% of his target bonus level, all subsequent bonuses are subject to criteria established by the Board of Directors on a periodic basis (see calculation based on the criteria set forth above in the section entitled “2013 Cash Bonus Program”). Mr. Sullivan also received a cash sign-on bonus of $100,000, less applicable tax and other deductions, all or a portion of which would have been repaid to the Company had Mr. Sullivan's employment been terminated by the Company for “cause” or by Mr. Sullivan without “good reason”, as those terms are defined in the Agreement, within the first 24 months of his employment. Mr. Sullivan also received shares of Company common stock valued at $1,500,000. Of that grant, $900,000 in value vests on three dates: the first  1/3 vested immediately, another  1/3 vested on the first anniversary of his employment, January 17, 2012, and the last  1/3 vested on the second anniversary of his employment, January 17, 2013. The other $600,000 of the grant (60,606 shares) was subject to modification in number of shares based on performance against performance criteria for 2011 established by the Board. Performance thereunder resulted in the actual grant to him of 41,515 shares, all of which will vest on December 21, 2013. Mr. Sullivan also receives employee benefits identical to those offered to our other employees, retirement medical benefits for himself and his family under certain circumstances, reasonable travel and housing expenses related to visits to Warsaw, Indiana from his home, and he would receive relocation assistance (including reimbursement for certain expenses) should he relocate to Warsaw, Indiana. The Employment Agreement also requires Mr. Sullivan to provide the Company with certain confidentiality, non-competition, non-raiding, waivers of claims and other commitments that are applicable both during his employment and thereafter.

In conjunction with his employment agreement, we also entered into an Executive Benefit Agreement with Mr. Sullivan, a copy of which was filed with the SEC on Form 8-K on January 19, 2011. This Executive Benefit Agreement was subsequently amended on August 2, 2012 via a “First Amendment to Executive

Benefit Agreement” which was filed on Form 10-Q on August 3, 2012. Under the Agreement, as amended, Mr. Sullivan would be entitled to certain benefits following a termination of employment under certain circumstances. Following such a termination, Mr. Sullivan would receive his earned but unpaid salary through the date of termination and any earned but unpaid incentive bonus for any previous completed year. In the event Mr. Sullivan's employment is terminated by the Company for any reason except for Cause (as defined in the agreement) or Mr. Sullivan's Disability (as defined in the agreement) or is terminated by Mr. Sullivan for Good Reason (as defined in the agreement), Mr. Sullivan is entitled to receive severance benefits, consisting of: an amount equal to the higher of 2.99 times: i) his average annual cash compensation over the current and prior four years (or such shorter period should Mr. Sullivan not have been employed by Company for five years at the time of a Qualifying Termination) and his target cash compensation for the then-current year, inclusive of his salary and bonus, and ii) his then current annual target cash compensation (calculated using a target bonus level at 100% of salary or such higher percentage as is subsequently implemented).

If a Qualifying Termination occurs within six months prior to or 24 months following a Change in Control, Mr. Sullivan's severance benefits would consist of: an amount equal to 2.99 times the average of his prior five years W-2 compensation and target total compensation for the then-current year (with target bonus calculated at 100% of salary or such higher figure as is subsequently agreed to by the parties) or such shorter period should Mr. Sullivan not have been employed for such period. Further, he shall receive COBRA coverage assistance (or payment for the cost of COBRA should it have expired or should he prefer an individual policy) for twenty-four (24) months after separation.

As a condition to his receipt of any severance benefits, Mr. Sullivan would also execute a release agreement releasing and waiving any and all claims he may have against the Company. In the Agreement and amendment, Mr. Sullivan covenants not to: a) compete with the Company and not to raid employees or solicit customers or employees of the Company for a period of twelve (12) months thereafter; b) maintain the confidentiality of the Company's proprietary information; and c) provide to the Company ownership of any developments made or conceived by Mr. Sullivan during his employment.

b. Fred L. Hite

The Company entered into an employment agreement Mr. Hite on May 4, 2010, a complete copy of which was filed as an exhibit to the Company’s Form 10-Q on May 11, 2010. This Agreement was amended August 3, 2012 by an amendment filed August 3, 2012 on Form 10-Q. The terms of the Agreement provide that the Company will provide him with certain severance benefits in the event of his separation from the Company if his separation results from his decision to terminate his employment with “Good Reason” or the Company’s decision to terminate his employment without “Cause” as those terms are defined in the Agreement. The benefits are conditioned upon Mr. Hite’s execution of a Release Agreement, and if the separation occurs within twelve months following a Change in Control (as that term is defined in the Agreement) then the number of months in the severance period and the amounts payable is multiplied by two. The payments to which he would be entitled under a qualifying termination include:

-	An amount equal to his annual base salary, payable over the severance period (normally 12 months, but 24 months if separation is within twelve months following a Change in Control).
-	A lump sum payment equal to (i) any bonus to which he would have been entitled if he had remained employed through the payment date and had achieved all individual performance objectives, multiplied by a fraction, the denominator of which is the number of days in any such computation period and the numerator of which is the number of days during the computation period the Mr. Hite was employed by the Company.
-	Reimbursement for any amounts paid by Mr. Hite for COBRA continuation coverage, reduced by an amount equal to the payments he made for group medical coverage immediately prior to the separation. If his right to COBRA continuation coverage ends because he has enrolled in a group medical plan offered by a subsequent employer, his reimbursement ends at the same time. Should Mr. Hite’s separation occur within six months before or twelve months following a Change in Control then he would be reimbursed for the cost of COBRA continuation coverage through and including the earlier of the date he obtains alternative healthcare coverage from another source or twenty four months after separation.

c. Christopher Huntington, D. Darin Martin and David C. Milne

On May 4, 2010, we entered into Employment Agreements with Messrs. Huntington, Martin and Milne, all of which were amended August 3, 2012. A form of this amendment was filed on Form 10-Q on August 3, 2012. The terms of their agreements are identical to Mr. Hite’s, although their amendments call for the recipient to receive a premium of 150% of base salary if such recipient’s separation occurs 6 months before or 12 months after a Change in Control, as opposed to Mr. Hite’s 200% premium.

Part 3 — Named Executive Officer Summary Compensation Table, Equity, Bonus and Share Holdings

Summary Compensation Table.  The following table sets forth certain information with respect to the salaries, bonuses and other compensation we paid for services rendered in 2012, 2011, and 2010 for our Chief Executive Officer, Chief Financial Officer, and our three other most highly compensated executive officers. The amounts shown include compensation for services rendered in all capacities.

SUMMARY COMPENSATION

Name	Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)		Option Award ($)		Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
Thomas J. Sullivan, President & CEO	2012	$512,500	$—	$741,265		$1,011,000	(8)	$260,713	$17,028	$2,542,506
	2011	$500,000	$100,000	$1,749,996	(6)	—		$175,000	$22,320	$2,547,316
Fred L. Hite, SVP and Chief Financial Officer	2012	$358,750	$—	$415,003		—		$169,463	$19,022	$962,238
	2011	$350,000	$206,500	$861,069	(7)	—		$113,750	$16,900	$1,548,219
	2010	$300,000	$—	$380,000		—		$—	$13,747	$693,747
D. Darin Martin, SVP, Quality Assurance & Regulatory Compliance	2012	$225,500	$—	$118,998		—		$81,938	$14,300	$440,736
	2011	$220,000	$32,672	$171,308		—		$27,500	$13,680	$465,160
	2010	$200,000	$—	$109,250		—		$—	$16,664	$325,914
Christopher Huntington, COO, Symmetry Surgical, Inc.	2012	$275,000	$—	$207,001		—		$102,019	$13,087	$597,107
	2011	$250,000	$100,000	$380,533		—		$31,250	$10,354	$772,137
David C. Milne, SVP of Human Resources, General Counsel & Corporate Secretary	2012	$250,000	$—	$168,003		—		$76,413	$14,928	$509,344
	2011	$214,500	$25,433	$361,307		—		$37,538	$13,050	$651,828
	2010	$226,400	$—	$109,250		—		$—	$12,409	$348,059

(1)	The salary amounts relate to cash only wages received on a regular basis.
(2)	The bonus amounts relate to a one-time discretionary cash payment received in addition to salary.
(3)	This figure shows the value of restricted stock valued in accordance with FASB Topic 718 at targeted amounts as of the date the target was established and communicated to the recipient. Note that these targets were not met in 2010, partially met in 2011 and achieved at 118% of target in 2012.
(4)	Non-equity incentive plan thresholds were not met in 2010, partially met in 2011 and partially met in 2012.
(5)	The other compensation amounts include the following items and amounts:
-	Company Car — For total compensation purposes, for the following Named Executive Officers, the cost of personal use of a Company car has been valued at the cost of the annual lease, maintenance and fuel, estimated for 2012 at $12,428 for Thomas J. Sullivan; $14,422 for Fred L. Hite, $10,300 for D. Darin Martin, $10,328 for David C. Milne and $9,087 for Christopher Huntington.
-	401k Match — In the U.S., we provide a discretionary match of the each employee’s contribution to their respective 401k retirement account up to a maximum of $4,000. We contributed $4,000 for each of Thomas J. Sullivan, Fred L. Hite, D. Darin Martin, Christopher Huntington and David C. Milne in 2012.
-	Legal fees in 2011 of $5,966 for legal work related to Mr. Sullivan joining the company pursuant to his employment agreement.
-	Payment of $600 per year toward the Health Savings Plan established by Messrs. Sullivan, Hite and Milne.
(6)	This figure includes $900,000 in restricted stock granted to Mr. Sullivan on his hire date to make him whole for equity lost when he left his prior employer and to incent his retention and alignment with the shareholders.
(7)	In addition to his normal performance-based grant of restricted stock, in 2011 Mr. Hite received one-time time-based grants of equity designed to ensure his retention ($340,200) and as a reward for the successful closing on the Codman acquisition ($150,000). These grants are not anticipated to be replicated in future years; his 2012 equity target was $415,000 and his 2013 equity target is $394,625.
(8)	Mr. Sullivan received $1 million in options in 2012, some of which was expensed in 2012. These options vest five years after date of grant and will not be exercised until 2017. This grant was intended to ensure Mr. Sullivan’s retention and to align his interests with the shareholder’s interest. In 2012 his equity target was $600,000 and in 2013 his target is valued at $615,000.

Grants of Plan-Based Awards.  The following table sets forth certain information with respect to each grant of an award made to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers in 2012.

GRANTS OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Thomas J. Sullivan	1/1/2012	$—	$358,750	$717,500	—	—	—	—	—		$—	$—
	2/3/2012	$—			—	77,220	154,440		—		$—	$599,999
	5/3/2012				—	19,090	19,090		—		$—	$141,266
	7/27/2012	$—			—	—	—	—	300,000	(3)	$7.69	$1,011,000
Fred L. Hite	1/1/2012	$—	$233,188	$466,375	—	—	—		—		$—	$—
	2/3/2012	$—			—	53,411	106,822		—		$—	$415,003
D. Darin Martin	1/1/2012	$—	$112,750	$225,500	—	—	—		—		$—	$—
	2/3/2012	$—			—	15,315	30,630		—		$—	$118,998
Christopher Huntington	1/1/2012	$—	$165,000	$330,000	—	—	—		—		$—	$—
	2/3/2012	$—			—	26,641	53,282		—		$—	$207,001
David C. Milne	1/1/2012	$—	$87,500	$175,000	—	—	—		—		$—	$—
	2/3/2012	$—			—	21,622	43,244		—		$—	$168,003

(1)	Amounts reflect the threshold and maximum cash incentive compensation that could be earned relative to performance in 2012. See the table in the section entitled “2012 Cash Bonus Plan” for specific criteria and amounts earned thereunder.
(2)	These amounts represent the total shares achievable if performance targets were met in 2012. As explained above in the Compensation Discussion & Analysis, targets set at the beginning of the year were subject to increase or decrease based on performance targets in 2012. The targets were met at 118% of target and accordingly, the shares actually granted under this program were made at the following levels: Mr. Sullivan received 91,120 shares, Mr. Hite received 63,024 shares, Mr. Martin received 18,072 shares, Mr. Huntington received 31,436 shares, and Mr. Milne received 25,514 shares.
(3)	Represents the grant date fair value of each award calculated in accordance with FASB Topic 718. The fair value of each option was estimated using a Black-Scholes option pricing model that used the following assumptions: expected volatility of 48%, expected term of 5.5 years, a risk fee interest rate of 0.75% and a dividend yield of 0.

Outstanding Equity Awards at Fiscal Year-End.  The following table sets forth certain information with respect to unexercised options, stock that has not vested, and equity incentive plan awards for our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price(2)	Option Expiration Date(3)	Number of Shares or Units of Stock That Have Not Vested(4)	Market Value of Shares or Units of Stock That Have Not Vested(5)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Thomas J. Sullivan	—	300,000	—	$7.69	7/27/2018	71,819	$747,636	—	—
Fred L. Hite	29,310	—	—	$4.83	3/1/2014	105,221	$1,095,354	—	—
D. Darin Martin	—	—	—	—	—	20,097	$209,210	—	—
Christopher Huntington	—	—	—	—	—	22,560	$234,850	—	—
David C. Milne	—	—	—	—	—	16,831	$175,211	—	—

(1)	Shares represent the remaining, unexercised options that were granted in 2004.
(2)	Amount represents the option price of the given grant.
(3)	This date represents the expiration date of the grant, which is 10 years from the initial grant date.
(4)	Shares represent the unvested restricted stock granted in 2008, 2011 (shares granted in 2008 were extended to a seven-year cliff vest, a provision that no longer exists in the Plan).
(5)	Amount represents the restricted stock shares valued at $10.41, the price on the day preceding December 29, 2012, the last day of our fiscal year, which fell on a weekend in 2012.

Option Exercises and Stock Vested.  During 2012 our Chief Executive Officer, Chief Financial Officer nor any of our three other most highly compensated executive officers exercised any stock options, SARs or similar instruments, although did have the following amounts of restricted shares vest:

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Thomas J. Sullivan, President and Chief Executive Officer	0	$0	30,303	$237,576
Fred L. Hite, Chief Financial Officer	0	$0	25,051	$246,200
D. Darin Martin, SVP of QA/Regulatory Affairs and Chief Compliance Officer	0	$0	5,750	$59,398
Christopher Huntington, COO of Symmetry Surgical Inc.	0	$0	10,000	$103,300
David C. Milne, SVP of HR, General Counsel and Corporate Secretary	0	$0	9,117	$85,795

(1)	Amounts shown in these columns reflect Restricted Stock that vested during 2012 at the price on the date(s) of vesting. Please see the 2012 Summary Compensation Table Narrative for details on these types of awards.

Share Ownership Requirements.  We believe that the interests of the Directors and Executive Officers should be aligned with those of our shareholders. In furtherance of this goal, the Board has established share ownership guidelines in the Corporate Governance Guidelines under which each current or future Director and Executive Officer shall own an appropriate amount of shares in the Company. Pursuant to this policy, each current Director must, within four years of September 1, 2009, hold personally or jointly with his/her spouse a minimum of either 30,000 fully vested shares or three times their annual base cash retainer in value of Company stock. Directors appointed or elected after September 1, 2009 must satisfy this criterion within four years of their appointment or election. Each current Executive Officer must, within four years of September 1, 2009, hold personally or jointly with his/her spouse either 20,000 fully vested shares or the following multiple of his/her salary in value of Company stock: CEO and CFO — 3 times, SVP — 2 times. Executive Officers appointed after September 1, 2009 must satisfy this criterion within four years of their appointment.

For the purposes of determining compliance with this policy, the Company’s stock is valued based on a rolling average of its closing price over the six months preceding any review. Should a fluctuation in share price result in ownership falling below the required level, the individual must take actions to comply with the policy.

Part 4 — Payments Following Termination of Employment

Pension Benefits.  Our Named Executive Officers do not receive any pension benefits so we have excluded the Pensions Benefit Table from this Proxy.

Nonqualified Deferred Compensation.  We do not provide our Named Executive Officers with any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified under applicable IRS regulations. Accordingly, we have omitted the chart showing such contributions and earnings.

Potential Payments upon Termination or Change of Control.  As discussed in detail above, we have existing employment agreements with Thomas J. Sullivan, Fred L. Hite, D. Darin Martin, Christopher Huntington, and David C. Milne. These agreements include termination provisions that provide for potential future compensation depending on the circumstances of their departure from the Company. According to the terms of the employment agreements, we are required to compensate them for a certain period following their termination if specific criteria are met, as noted below:

•	Thomas J. Sullivan — If Mr. Sullivan’s employment ends within six months prior to or 24 months following a Change in Control, Mr. Sullivan's severance benefits would consist of: an amount equal to 2.99 times the average of his prior five years W-2 compensation and target total compensation for the then-current year (with target bonus calculated at 100% of salary or such higher figure as is subsequently agreed to by the parties) or such shorter period should Mr. Sullivan not have been employed for such period. Further, he would receive COBRA coverage assistance (or payment for the cost of COBRA should it have expired or should he prefer an individual policy) for twenty-four (24) months after separation.
•	Fred L. Hite — If Mr. Hite’s employment is terminated except for “cause” or if he terminates his employment for “good reason” as those terms are defined in his Severance Agreement, he will be entitled to the payment of one year of his base salary (currently $358,750), a pro-rata amount of his annual bonus at target, and reimbursement of COBRA expenses for up to one year (or until he obtains group health coverage from another employer). Should his termination occur within twelve (12) months following a Change in Control of the company his payments and the time during which COBRA would be reimbursed would equal 200% of the foregoing.
•	Christopher W. Huntington, D. Darin Martin and David C. Milne — If Mr. Huntington’s, Mr. Martin’s or Mr. Milne’s employment is terminated except for “cause” or if any of them terminates his employment for “good reason” as those terms are defined in their Severance Agreements, they will be entitled to the payment of one year of base salary (currently $275,000 for Mr. Huntington, $225,500 for Mr. Martin and $250,000 for Mr. Milne), a pro-rata amount of their respective annual bonus at target, and reimbursement of COBRA expenses for up to one year (or until group health coverage from another employer is obtained). Should such individuals’ termination occur within twelve months of a Change in Control then the foregoing payments and COBRA reimbursement period would be multiplied by 150%.

We also include a change of control provision within our restricted stock agreements. It provides that all restricted stock will vest upon a change of control. Under the Plan, a change in control is defined as: (1) an event in which any person or group secures more than 50% of the Company’s outstanding shares; (2) replacement of a majority of the directors within any two-year period; (3) any merger or consolidation resulting in the Company transferring more than 50% of the combined voting power; or (4) a liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company’s assets.

If there is a Change in Control and a participant’s employment or service as a director, officer, or employee of our Company or of a subsidiary is terminated: (1) by us without Cause, (2) by reason of the participant’s death, Disability, or Retirement, or (3) by the participant for Good Reason, within twelve months after such Change in Control, any award carrying an unvested and unexercisable right to exercise as of the time of the Change in Control becomes immediately vested and exercisable, and remains so for up to 180 days after the date of termination. With respect to any outstanding performance awards, the Committee may, within its discretion, deem the performance goals and other conditions as having been met as of the date of the Change in Control.

The following table sets forth payments that would occur upon the event of termination prior to or following a Change in Control and under certain other circumstances.

	Termination without “cause” or Resignation for “good reason”	Change in Control(3)	Death or Disability
Thomas J. Sullivan
Restricted Stock(1)	—	$1,576,433	$1,576,433
Stock Options(2)	—	$810,000	$810,000
Severance Payment	$3,061,760	$3,061,760	—
Life Insurance	—	—	(5)
Fred L. Hite
Restricted Stock(1)	—	$1,487,796	$1,487,796
Stock Options(2)	—	—	—
Severance Payment	$591,938	$1,183,875	—
Life Insurance	—	—	(5)
D. Darin Martin
Restricted Stock(1)	—	$336,833	$336,833
Stock Options	—	—	—
Severance Payment	$338,350	$507,375	—
Life Insurance	—	—	(5)
Christopher Huntington
Restricted Stock(1)	—	$457,118	$457,118
Stock Options	—	—	—
Severance Payment	$440,000	$660,000	—
Life Insurance	—	—	(5)
David C. Milne
Restricted Stock(1)	—	$353,979	$353,979
Stock Options	—	—	—
Severance Payment	$362,500	$543,750	—
Life Insurance	—	—	(5)

(1)	Reflects the closing price of $ 10.39 for our stock on our Record Date, March 4, 2013, multiplied by the number of shares of restricted stock that would vest as a result of the Named Executive Officer’s termination of employment.
(2)	As shown on the chart on page 107 entitled “Outstanding Equity Awards at Year End,” Mr. Hite currently holds fully vested stock options that are immediately exercisable and his death or termination would not increase any value or augment his current ability to exercise his options. Mr. Sullivan holds unvested stock options that would vest upon a change in control.
(3)	This assumes that the individual is terminated in conjunction with a Change in Control. This amount would also include the pro-rata payment of their target bonus for the year in which termination occurred, based on the number of days in that year they had been employed.
(4)	Severance would also include payments for COBRA continuation coverage, if any, elected by the terminated individual.
(5)	The Company provides life insurance equal to two times the person’s salary for all employees, up to a maximum of $500,000.

Other Awards.  Other than as described herein there were no other payments in fiscal 2012 to any named executive officer.

Equity Compensation Plan Information

The following table sets forth, as of March 4, 2013, certain information related to our outstanding equity:

Equity Compensation Plan Information as of March 4, 2013

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity incentive plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	357,442	$7.15	2,280,397
Equity compensation plans not approved by security holders	0		0
Total	357,442	$7.15	2,280,397
Part 5 — Director Compensation

Summary of Director Compensation.  The following table sets forth certain information with respect to the compensation we paid to our directors for services rendered in 2012. The Company does not provide additional compensation to employees who also serve on the Board so Mr. Sullivan received no additional compensation for his service during his time as a director in 2012 and is therefore not shown in this table. His compensation as an employee is shown under the Summary Compensation Table.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Craig B. Reynolds	$80,000	$110,523	—	—	—	—	$190,523
James S. Burns	$47,500	$110,523	—	—	—	—	$158,023
Thomas E. Chorman(2)	$23,334	$158,522	—	—	—	—	$181,856
Robert G. Deuster	$40,208	$110,523	—	—	—	—	$150,731
John S. Krelle	$41,458	$110,523	—	—	—	—	$151,981
Francis T. Nusspickel	$55,000	$110,523	—	—	—	—	$165,523

(1)	This shows the value of stock awards that vested in 2012, expensed at grant date value. With the exception of Mr. Chorman, whose shares vested upon his retirement in April 2012, these restricted shares vest ratably over a three year period on each subsequent December 21st.
(2)	Mr. Chorman retired from the Board of Directors in April 2012.

Summary of Director Compensation and Decisions Regarding It.  After a detailed analysis of peer group and other information, the Committee and Board have established a compensation structure for the Directors that targets the median of the Company’s Peer Group. The Board believes that paying at the median of the Peer Group will enable it to more easily attract and retain the skilled and experienced Directors that will enhance the Company’s performance and provide value for shareholders. The Board and Committee also believe that paying the majority of Director compensation in the form of Company stock ensures the Directors’ interests are aligned with those of our shareholders. To that end, Directors receive approximately 80% of their compensation in the form of restricted stock and the remaining 20% in cash.

In fiscal 2012 all independent directors received a cash retainer of $30,000 (other than Mr. Chorman, who received a pro-rata portion reflective of his period of service prior to retirement). The Chairman of the Board and the Chairman of the Audit Committee received additional cash compensation of $50,000 and $20,000, respectively. The Chairman of the Compensation & Organization Committee and Nominating & Governance Committee received $10,000 additional cash compensation and the Chairman of the Finance & Systems Committee received an additional payment of $5,000. Members of the Audit Committee each received an additional $5,000 in cash compensation while the members of the three remaining committees each received an additional $2,500 in cash compensation. All directors were reimbursed for their out-of-pocket expenses incurred in connection with their services on the Board. All independent Directors also received a grant of restricted stock valued at $140,000, calculated by dividing that value by the share price on date of grant, rounded to the nearest whole share number. These shares vest in three equal installments on each December 21 following the grant.

Compensation Committee Interlocks and Insider Participation.  The members of the Compensation and Organizational Committee are Robert Deuster, Chairman, John S. Krelle and Francis T. Nusspickel. The Board has determined that each of the Committee members are independent directors as defined in Rule 303A of the NYSE listing standards, outside directors, as such term is defined with respect to Section 162(m) of the Internal Revenue Code, and non-employee directors under Section 16(b) of the Securities Exchange Act of 1934. None of the Committee members has had a relationship requiring disclosure under Item 404 of Regulation S-K. In addition, none of our Committee members currently serves or has ever served as an officer of Symmetry Medical Inc.

During the most recent fiscal year, there were no interlocking relationships between any of our executive officers and the Committee and the executive officers and the Compensation and Organizational Committee of any other companies, nor has any such interlocking relationship existed in the past.

Part 6 — Report of the Compensation and Organizational Committee on Executive Compensation.

The following is the report of the Compensation and Organizational Committee of the Board with respect to our executive compensation.

The Compensation and Organizational Committee has reviewed all components of compensation for our Chief Executive Officer, our Chief Financial Officer and our Named Executive Officers, including salary, bonus, equity and long-term incentive compensation, restricted stock, the dollar value to the executive and the cost of all perquisites and other personal benefits, the actual projected payout obligations under our severance and change-in-control scenarios.

Furthermore, the Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) with management and based on this review and discussion, the Compensation and Organizational Committee recommended to the Board that the Compensation Discussion and Analysis be included herein.

The Compensation and Organizational Committee:
ROBERT G. DEUSTER, Chairman
JOHN S. KRELLE, Member
FRANCIS T. NUSSPICKEL, Member

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	See Part II, Item 8 for an index of the Corporation’s consolidated financial statements.
(b)	Exhibits:

2.1	Asset Purchase Agreement between Codman & Shurtleff, Inc. and Specialty Surgical Instrumentation, Inc., and Symmetry Medical Inc., dated December 11, 2011 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed December 13, 2011).
Articles of Incorporation and Bylaws
3.1	Amended and Restated Certificate of Incorporation of Symmetry Medical Inc. (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to our Registration Statement, on Form S-1/A, filed July 22, 2004).
3.2	Amended and Restated Bylaws of Symmetry Medical Inc., as amended through March 24, 2005 (incorporated by reference to Exhibit 3.2 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to our Registration Statement, on Form S-1/A, filed July 22, 2004).
Material Contracts
10.1 †	Stock Option Agreement between Symmetry Medical Inc. and Thomas J. Sullivan dated July 27, 2012 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed August 2, 2012).
10.10†	Symmetry Medical Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1, filed May 28, 2004).
10.11†	Form of Nonqualified Stock Option Agreement issued under 2003 Stock Option Plan (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-1, filed May 28, 2004).
10.13†	Symmetry Medical Inc. Amended and Restated 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
10.14†	Amendment to Symmetry Medical Inc. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
10.15†	Employment Agreement, dated as of June 11, 2003, by and between Symmetry Medical Inc. and Brian S. Moore (incorporated by reference to Exhibit 10.16 of our Registration Statement on Form S-1, filed May 28, 2004).
10.16†	Employment Agreement, dated as of January 6, 2004, by and between Symmetry Medical Inc. and Fred L. Hite (incorporated by reference to Exhibit 10.17 of Amendment No. 4 to our Registration Statement, on Form S-1/A, filed July 30, 2004).
10.40†	Form of Restricted Stock Agreement (Key Employees) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 30, 2008).
10.41†	Form of Restricted Stock Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 30, 2008).
10.42†	Form of Restricted Stock Agreement (Key Employees) issued under Amendment No. 1 to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.42 to our Form 10-Q filed August 7, 2009).
10.44†	Symmetry Medical Inc. Amendment No. 1 to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to our Form DEF 14A filed May 1, 2009.)
10.45†	Amended employment agreement, dated May 4, 2010, by and between Symmetry Medical Inc. and Brian S. Moore (incorporated by reference to Exhibit 10.45 to our Form 10-Q filed May 11, 2010).
10.46†	Employment Agreement, dated May 4, 2010, by and between Symmetry Medical Inc. and Fred Hite (incorporated by reference to Exhibit 10.45 to our Form 10-Q filed May 11, 2010).

10.47†	Employment Agreement, dated May 4, 2010, by and between Symmetry Medical Inc. and D. Darin Martin and Michael Curtis (incorporated by reference to Exhibit 10.45 to our Form 10-Q filed May 11, 2010).
10.48†	Form of Restricted Stock Agreement (CEO) issued under Amendment No. 1 to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to our Form 10-Q filed May 11, 2010).
10.49†	Form of Restricted Stock Agreement (Key Employees) issued under Amendment No. 1 to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to our Form 10-Q filed May 11, 2010).
10.50†	Compromise Agreement of Mr. Hynes (incorporated by reference to Exhibit 99.1 to our Form 8-K filed June 16, 2010).
10.51†	Second Amendment to Employment Agreement, dated as of June 10, 2010, by and between Symmetry Medical Inc. and Brian S. Moore (incorporated by reference to Exhibit 99.2 to our Form 8-K filed June 16, 2010).
10.53†	Credit Agreement, dated November 3, 2010, among Symmetry Medical Inc. as borrower, JPMorgan Chase Bank, N.A. as Administrative Agent, the lenders identified on the signature pages thereto, Wells Fargo Bank, National Association as Syndication Agent and Fifth Third Bank, Bank of America, N.A. and PNC Bank National Association as Co-Documentation Agents (incorporated by reference to EX-99.1 to our Form 8-K filed November 9, 2010).
10.54†	Third Amendment to Employment Agreement with Mr. Moore, dated January 17, 2011 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed January 19, 2011).
10.55†	Employment Agreement with Mr. Sullivan, dated January 17, 2011 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed January 19, 2011).
10.56†	Executive Benefit Agreement with Mr. Sullivan, dated January 17, 2011 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed January 19, 2011).
10.57†	Bonus Agreement with Mr. Hite, dated January 11, 2011 (incorporated by reference to Exhibit 10.4 to our Form 8-K filed January 19, 2011).
10.58†	Form of Transition Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 3, 2011).
10.59†	Form of Key Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 3, 2011).
10.60†	Form of Restricted Stock Agreement (Key Employees) issued under Amendment No. 1 to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.60 to our Form 10-Q filed May 6, 2011.
10.61†	Restricted Stock Agreement between Symmetry Medical Inc. and Thomas J. Sullivan dated April 28, 2011 (incorporated by reference to Exhibit 10.60 to our Form 10-Q filed August 9, 2011).
10.62	Asset Purchase Agreement, dated August 3, 2011, between SMA Acquisition, LLC and PSC Industries, Inc. (incorporated by reference to Exhibit 10.61 to our Form 10-Q filed August 9, 2011).
10.63	First Amendment to Credit Agreement entered into by Symmetry Medical Inc. and Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A., dated December 11, 2011 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 15, 2011).
10.64	Senior Subordinated Credit Agreement among Symmetry Medical Inc., JPMorgan Mezzanine Capital LLC/FS Investment Corporation and GSO/Blackstone Debt Funds Management LLC dated December 29, 2011 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 5, 2012).
10.65†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of our Form 8-K filed January 5, 2012).
10.66†	Asset Purchase Agreement between Codman & Shurtleff, Inc. and Specialty Surgical Instrumentation, Inc., and Symmetry Medical Inc., dated December 11, 2011 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed December 15, 2011). See Exhibit 2.1
10.67†	Restricted Stock Agreement between Symmetry Medical Inc. and Thomas J. Sullivan dated March 1, 2012 (incorporated by reference to Exhibit 10.67 of our Form 10-K filed March 15, 2012).

10.68†	Form of Key Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.68 of our Form 10-K filed March 15, 2012).
10.69†	Amendment No. 3 to Amended and Restated 2004 Equity Incentive Amended Plan (incorporated by reference to Exhibit 10.70 of our Form 10-Q filed May 8, 2012).
10.70†	First Amendment to Executive Benefit Agreement between Symmetry Medical Inc. and Thomas J. Sullivan dated August 3, 2012 (incorporated by reference to Exhibit 10.70 of our Form 10-Q filed August 3, 2012).
10.71†	Amended Employment Agreement between Symmetry Medical Inc. and Fred Hite dated August 3, 2012 (incorporated by reference to Exhibit 10.71 of our Form 10-Q filed August 3, 2012)
10.72†	Form of Amended Employment Agreement between Symmetry Medical Inc. and D. Darin Martin and David C. Milne and Christopher Huntington dated August 3, 2012 (incorporated by reference to Exhibit 10.72 of our Form 10-Q filed August 3, 2012)
10.73†	2004 Employee Stock Purchase Plan, as amended June 1, 2005 and November 16, 2012 (incorporated by reference to Exhibit 10.73 of our Form 8-K filed November 19, 2012).
Other
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
24.1	Power of Attorney.
Executive Officer Certifications
31.1	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
XBRL
101.INS	XBRL Instance Document.~
101.SCH	XBRL Taxonomy Extension Schema Document.~
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.~
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.~
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.~
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.~

†	Indicates management contract or compensatory plans or arrangements required to be filed as an exhibit.
*	Filed with this Amendment No. 1.
~	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMMETRY MEDICAL INC.

November 7, 2013	By: /s/ Thomas J. Sullivan Thomas J. Sullivan Chief Executive Officer and President
November 7, 2013	By: /s/ Fred L. Hite Fred L. Hite Senior Vice President, Chief Financial Officer