Form 10-Q
period 2013-09-28
Symmetry Medical Inc.
filed 2013-11-07
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

The number of shares outstanding of the registrant’s common stock as of November 6, 2013 was 37,252,878 shares.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYMMETRY MEDICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 28, 2013	December 29, 2012
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$4,897	$9,815
Accounts receivable, net	57,709	62,593
Inventories	60,574	64,437
Refundable income taxes	5,060	4,904
Deferred income taxes	6,409	7,878
Derivative valuation asset	—	242
Other current assets	4,069	4,145
Total current assets	138,718	154,014
Property and equipment, net	91,256	98,046
Deferred income taxes	43	—
Goodwill	181,873	229,134
Intangible assets, net of accumulated amortization	107,175	116,403
Other assets	6,005	7,721

Total Assets	$525,070	$605,318

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$26,882	$27,863
Accrued wages and benefits	11,159	9,354
Other accrued expenses	9,109	10,028
Accrued income taxes	516	—
Derivative valuation liability	271	513
Current portion of capital lease obligations	476	492
Current portion of long-term debt	5,225	11,111

Total current liabilities	53,638	59,361
Accrued income taxes	2,118	7,035
Deferred income taxes	5,887	17,910
Derivative valuation liability	1,661	3,883
Other liabilities	943	869
Capital lease obligations, less current portion	1,073	1,417
Long-term debt, less current portion	175,071	200,113

Total Liabilities	240,391	290,588

Commitments and contingencies

Shareholders' Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued September 28, 2013-37,253; December 29, 2012-36,795	4	4
Additional paid-in capital	288,986	287,453
Retained earnings (deficit)	(7,374)	26,267
Accumulated other comprehensive income	3,063	1,006

Total Shareholders' Equity	284,679	314,730

Total Liabilities and Shareholders' Equity	$525,070	$605,318
See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data; Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Revenue	$98,003	$100,929	$298,815	$303,949
Cost of revenue	73,474	72,703	222,571	223,808
Gross profit	24,529	28,226	76,244	80,141
Research and development expenses	1,121	1,293	3,459	2,998
Sales and marketing expenses	6,516	6,107	20,451	19,868
General and administrative expenses	11,250	10,730	35,154	32,331
Asset impairment	51,646	—	51,646	—
Facility closure and severance	508	(76)	1,431	596
Operating income (loss)	(46,512)	10,172	(35,897)	24,348

Other (income) expense:
Interest expense	4,337	4,737	13,508	14,905
Derivatives valuation (gain) loss	5	(116)	242	(179)
Other	831	(108)	933	(562)
Income (loss) before income taxes	(51,685)	5,659	(50,580)	10,184
Income tax expense (benefit)	(17,161)	1,921	(16,939)	3,980
Net income (loss)	$(34,524)	$3,738	$(33,641)	$6,204

Net income (loss) per share:
Basic	$(0.95)	$0.10	$(0.93)	$0.17
Diluted	$(0.95)	$0.10	$(0.93)	$0.17

Weighted average common shares and equivalent shares outstanding:
Basic	36,345	36,044	36,312	35,951
Diluted	36,345	36,512	36,312	36,360

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands; Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net income (loss)	$(34,524)	$3,738	$(33,641)	$6,204

Foreign currency adjustments:
Intra-entity foreign currency transaction adjustment	1,333	858	(33)	1,130
Foreign currency translation adjustments	2,310	1,509	657	669
Net unrealized gains on derivative instruments:
Unrealized holding gains (losses), net of taxes	(109)	(480)	1,581	(2,634)
Reclassification adjustment for realized (gains) losses included in net income	47	(46)	148	(46)
Comprehensive income (loss)	$(30,943)	$5,579	$(31,288)	$5,323

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands; Unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012

Operating activities
Net income (loss)	$(33,641)	$6,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,476	12,869
Amortization of intangible assets	5,343	6,037
Amortization of debt issuance costs	1,569	1,289
Interest paid in kind	1,006	1,002
Net (gain) loss on sale of assets	675	(96)
Asset impairment	51,646	—
Deferred income tax provision	(16,522)	507
Excess tax benefit from stock-based compensation	(57)	(294)
Stock-based compensation	1,934	3,076
Derivative valuation (gain) loss	242	(179)
Foreign currency transaction (gain) loss	1,391	(173)
Change in operating assets and liabilities:
Accounts receivable	5,005	(720)
Other assets	245	583
Inventories	3,853	12,663
Current income taxes	370	762
Accounts payable	(1,036)	2,518
Accrued expenses and other	(110)	5,912

Net cash provided by operating activities	34,389	51,960

Investing activities
Purchases of property and equipment	(7,786)	(9,128)
Proceeds from the sale of property and equipment	655	319

Net cash used in investing activities	(7,131)	(8,809)

Financing activities
Proceeds from Bank Revolver	82,687	21,839
Payments on Bank Revolver	(85,687)	(62,712)
Proceeds from (payments on) short term borrowings, net	—	(5,844)
Payments on bank term loans and capital lease obligations	(29,328)	(3,490)
Proceeds from the issuance of common stock, net	(458)	178
Excess tax benefit from stock-based compensation	57	294

Net cash used in financing activities	(32,729)	(49,735)
Effect of exchange rate changes on cash	553	19

Net decrease in cash and cash equivalents	(4,918)	(6,565)
Cash and cash equivalents at beginning of period	9,815	18,931

Cash and cash equivalents at end of period	$4,897	$12,366

Supplemental disclosures:
Cash paid for interest	$11,381	$11,904

Cash paid (received) for income taxes	$(966)	$2,363
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

3. Inventories

Inventories consist of the following:

	September 28, 2013	December 29, 2012
	(unaudited)
Raw material and supplies	$11,691	$12,683
Work-in-process	20,315	20,335
Finished goods	28,568	31,419

	$60,574	$64,437

4. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	September 28, 2013	December 29, 2012
	(unaudited)
Land	$5,969	$6,572
Buildings and improvements (20 to 40 years)	42,318	42,885
Machinery and equipment (5 to 15 years)	161,382	156,157
Office equipment (3 to 5 years)	21,367	19,445
Construction-in-progress	2,813	6,414

	233,849	231,473
Less accumulated depreciation	(142,593)	(133,427)

	$91,256	$98,046

5. Goodwill and Other Intangible Assets

The Corporation has multiple operating segments which are comprised of multiple components that represent the lowest level for which discrete financial information is available and the operating results of that component are regularly reviewed by management. The Corporation aggregates certain components that share similar economic similarities and that are vertically integrated within the same operating segment into reporting units

In the third quarter, the Corporation determined that the expected operating results for certain of its reporting units were projected to be substantially lower than previous forecasts. Given this information, the Corporation conducted its annual impairment test and determined that impairment existed for three reporting units. The preliminary impairment is $51,646 for goodwill and other assets and has been recorded in the condensed consolidated statements of operations within Asset Impairment. The Corporation recorded a pre-tax non-cash charge during the third quarter in the amount of $31,837 related to the OEM Solutions segment and $19,809 million related to the Symmetry Surgical segment. The impairment in OEM Solutions consisted of goodwill, trade names, customer relationships, and property and equipment of $29,200, $953, $1,403, and $281, respectively, and was primarily driven by the reduced outlook on revenues and profitability related to instrument production for customer capital expenditures related to product launches and instrument replenishment, as well as operational issues at the Clamonta, Ltd. subsidiary, which services the Aerospace industry. The impairment in Symmetry Surgical consisted of goodwill, tradenames and in-process research and development of $18,278, $921, and $610, respectively, and was primarily driven by lower revenue due to the previously disclosed integration challenges related to the 2011 acquisition of the surgical instruments business of Codman & Shurtleff, Inc. ("Codman") which the Corporation has not recovered from as quickly as previously expected.

The Corporation will finalize the estimated impairment charge during the fourth quarter of fiscal year 2013. The Corporation is in process of finalizing the appraisals of its reporting units, intangible assets, property, plant and equipment and other assets and liabilities.
The Corporation determines the fair value of intangible assets using an income based approach. The approach calculates fair value by estimating the after-tax cash flows attributable to the asset and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The calculated fair value is compared to the carrying value to determine if any impairment exists.

To derive the fair value of the reporting units, as required in step one of the impairment test, the Corporation used the income approach, specifically the discounted cash flow method, to determine the fair value of each reporting units and the associated amount of the impairment charges. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. This methodology is consistent with how the Corporation estimates the fair value of its reporting units during its annual goodwill and indefinite lived intangible asset impairment tests. Inputs used to fair value the Corporation's reporting units are considered Level 3 inputs of the fair value hierarchy and include the following:

•
The Corporation's financial projections for its reporting units are based on management's assessment of macroeconomic variables, industry trends and market opportunities, as well as the Corporation's strategic objectives and future growth plans. Revenue growth rates assumed for each of the Corporation’s reporting units where impairment was recognized were approximately 4-34% for 2014 and 2-8% for 2015 and beyond.

•
The discount rate used to measure the present value of the projected future cash flows is set using a weighted-average cost of capital method that considers market and industry data, as well as the Corporation's specific risk factors that are likely to be considered by a market participant.  The weighted-average cost of capital is the Corporation's estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. Discount rates used for each of the Corporation’s reporting units where impairment was recognized were approximately 12.5%, 15.8% and 12.5%.

For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement.

In the second step, the Corporation assigned the reporting unit's fair value to all of its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment charge. This allocation process was performed only for the purposes of measuring the goodwill impairment and not to adjust the carrying values of the recognized assets and liabilities. Based on the results of this testing, the Corporation's OEM Solutions reporting segment impaired goodwill for $29,200, while the Corporation’s Symmetry Surgical reporting segment impaired goodwill for $18,278.
Prior to performing the annual goodwill impairment tests for the reporting units whom failed step 1, the Corporation tested long-lived assets to be held and used for impairment on an undiscounted cash flow basis. Based on the results of this testing, the Corporation's OEM Solutions reporting segment impaired trade names, customer relationships, and property and equipment of $953, $1,403, and $281, respectively, while the Corporation’s Symmetry Surgical reporting segment impaired tradenames and in-process research and development of $921, and $610, respectively.

As of September 28, 2013, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Acquired technology and patents	11 years	$1,730	$(1,143)	$587
Acquired customers	19 years	123,946	(26,074)	97,872
Intangible assets subject to amortization	19 years	125,676	(27,217)	98,459

Proprietary processes	Indefinite			3,577
Trademarks	Indefinite			5,139
Indefinite-lived intangible assets, other than goodwill				8,716

Total				$107,175

As of December 29, 2012, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average	Gross		Net
	Amortization	Intangible	Accumulated	Intangible
	Period	Assets	Amortization	Assets

Acquired technology and patents	12 years	$2,161	$(1,467)	$694
Acquired customers	19 years	126,481	(22,027)	104,454
Other	17 years	1,421	(414)	1,007
Intangible assets subject to amortization	19 years	130,063	(23,908)	106,155

Proprietary processes	Indefinite			3,578
In process research and development	Indefinite			610
Trademarks	Indefinite			6,060
Indefinite-lived intangible assets, other than goodwill				10,248

Total				$116,403
Annual intangible asset amortization expense is estimated to approximate $6,900 for each of the next 5 fiscal years.

The reconciliation of the beginning and ending carrying amounts of goodwill are as follows:

Balance as of December 31, 2011	$229,112
Adjustment to goodwill	(402)
Effects of foreign currency	424
Balance as of December 29, 2012	$229,134
Impairment of goodwill	(47,479)
Effects of foreign currency	218
Balance as of September 28, 2013	$181,873
6. Derivatives

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

To the extent a derivative instrument was designated effective as a cash flow hedge of an exposure to changes in the fair value of a future transaction, the change in fair value of the derivative was deferred in accumulated other comprehensive income, a component of shareholders' equity in the consolidated balance sheets, until the underlying transaction hedged was recognized in the consolidated statements of operations. The Corporation accounts for certain derivatives hedging the payment of interest as cash flow hedges and the impact of the hedge was reclassified to interest expense in the consolidated statements of operations upon payment of interest.

The Corporation's profitability and cash flows are affected by changes in interest rates, specifically LIBOR. The primary purpose of the Corporation's interest rate risk management activities is to hedge its exposure to changes in interest rates. The Corporation’s Amended Credit Agreement requires that the interest be hedged on at least 50% of the current and projected borrowings under the Amended Credit Agreement for a period of at least 3 years beginning no later than March 29, 2012. In March, 2012, the Corporation entered into two forward swap contracts to manage interest rate risk related to its Bank Term Loan and a portion of its Bank Revolver. The notional amount on the swap contracts is $79,494 as of September 28, 2013 and is reduced to $37,500 by December 2022 in line with expected reductions in the related debt instruments. The fixed per annum interest rate on the swap contracts is 0.60% in 2013 that incrementally increase to 3.81% by 2022. These swap contracts, which were a fair value liability of $1,932 and $4,396 as of September 28, 2013 and December 29, 2012, respectively, were designated as cash flow hedges of the future payments of variable rate interest with one-month LIBOR. For the three and nine months ended September 28, 2013, the Corporation recorded gain/(loss) of ($264) and $2,464, respectively, attributable to these cash flow hedges included in other comprehensive income. Of the total cumulative loss, $271 will be reclassified into earnings in the next twelve months.

In June and July 2012, the Corporation entered into forward swap contracts to mitigate the impact of fluctuations in foreign currency on the statement of operations. As of September 28, 2013, the Corporation had settled all of its outstanding forward swap contracts. As of December 29, 2012, the Corporation had contracts for the sale of 3,161 Euros, which were settling in equal amounts over the twelve month period which began July 2012. These swap contracts, which were an aggregate fair value asset of $242 at December 29, 2012, were not designated as cash flow hedges and therefore the change in the fair value was immediately recorded in derivatives valuation (gain) loss in the consolidated statements of operations.

7. Fair Value of Financial Instruments

As of September 28, 2013, the Corporation held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Corporation's cash equivalents and derivative instruments in the form of interest rate swaps and foreign currency forward contracts. The Corporation's cash equivalents include highly liquid financial instruments that are readily convertible with maturities of 90 days or less. The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these derivative instruments as Level 2 in accordance with the FASB Standard on fair value measurement.

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

	September 28, 2013				December 29, 2012
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets
Cash equivalents	$—	$570	$—	$570	$—	$920	$—	$920
Foreign currency forwards	—	—	—	—	—	242	—	242
Total assets	$—	$570	$—	$570	$—	$1,162	$—	$1,162

Liabilities
Interest rate swaps	$—	$(1,932)	$—	$(1,932)	$—	$(4,396)	$—	$(4,396)
Total liabilities	$—	$(1,932)	$—	$(1,932)	$—	$(4,396)	$—	$(4,396)

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition.

The Corporation is in the process of performing its annual impairment test for goodwill. The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets are classified within Level 3, in the event that the Corporation were required to measure and record such assets at fair value within its consolidated financial statements, as discussed in the Note 5, Goodwill and Other Intangible Assets.

The Corporation periodically evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets and property plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant, discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, in the event that the Corporation were required to measure and record such assets at fair value within its consolidated financial statements.

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

8. Debt Arrangements

The Corporation’s Amended Credit Agreement currently provides for a $200,000 revolving line of credit (Bank Revolver) and a $50,000 bank term loan (Bank Term Loan). The Amended Credit Agreement also includes an accordion feature, which permits the Corporation to borrow up to an additional $50,000 in the form of additional term loans or an increase in the Bank Revolver subject to the terms and conditions set forth in the Amended Credit Agreement. The Amended Credit Agreement, which is senior and secured, has an aggregate of $113,288 outstanding as of September 28, 2013.

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

The Corporation currently has $67,008 of Term Notes outstanding that mature on December 29, 2017. The outstanding principal balance of the Term Notes bears interest at a rate of 14% per annum. The Term Notes include customary representations, warranties and covenants made for the benefit of the parties to the agreement. The covenants include, but are not limited to, requirements to provide financial information and notice of other events to the lenders, as well as restrictions on the incurrence of indebtedness, the creation or existence of liens, sales of assets, transactions with affiliates and other matters. The Term Notes also include financial covenants, including covenants requirement a maximum ratio of total debt to EBITDA (as defined in the Term Notes Agreement) and ratio of minimum fixed charges to EBITDA. The agreement includes customary events of default, including but not limited to, failure to pay any principal, interest, fees or other amounts when due, default under any covenant or any agreement in any loan document (subject to cure periods in some cases), cross-default with other debt agreements and certain bankruptcy and insolvency events. While not secured by the Corporation’s assets, repayment of amounts outstanding under the Term Notes is guaranteed by all of the Corporation’s U.S. subsidiaries.

As of September 28, 2013, the most restrictive financial covenants per the Corporation’s lending arrangements included the debt to EBITDA covenant ratio to be less than 3.50:1. The Corporation's ratio was approximately 3.20:1. The minimum interest coverage ratio is required to be greater than 1.20:1, and the Corporation's ratio at September 28, 2013 was approximately 1.84:1. As of December 28, 2013, these financial covenants will become more restrictive and then remain in effect until maturity. The debt to EBITDA covenant ratio will be required to be less than 3.25:1, and the minimum interest coverage ratio will be required to be greater than 1.25:1.

In May 2013, the Corporation was notified by one of its lenders that payments made by the Corporation in the first quarter of 2013 had been applied to the Bank Revolver, rather than the Bank Term Loan to satisfy the Corporation's obligation to make the Excess Cash Flow Prepayment as required by the Amended Credit Agreement. The failure to timely make the Excess Cash Flow Prepayment was a default under the Amended Credit Agreement and Term Notes. The Corporation entered into a limited waiver with its lenders under the Amended Credit Agreement and with the holders of the Term Notes that waived the event of default resulting from the failure to timely make the Excess Cash Flow Prepayment, and the Corporation made the required $22,073 Excess Cash Flow Prepayment with borrowings under the Corporation's Bank Revolver. Future quarterly payments due on the Bank Term Loan will be reduced by a proportionate amount as a result of the reduction in outstanding principal from the Excess Cash Flow prepayment.

After obtaining the waivers noted above, the Corporation was in compliance with all covenants as of September 28, 2013.

9. Other Comprehensive Income

Amounts reclassified from accumulated other comprehensive income (loss) to earnings during the three and nine months ended September 28, 2013 and September 29, 2012 were as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income				Affected line item in the statement where net income is presented
	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(unaudited)		(unaudited)
Realized (gains) losses on derivative instruments	$84	$(71)	$264	$(71)	Interest expense
Tax expense (benefit)	(37)	25	(116)	25	Income tax expense (benefit)
Net of tax	$47	$(46)	$148	$(46)

10. Income Taxes

The provision for income taxes differs from that computed at the Federal statutory rate of 35% in 2013 and 2012, respectively, as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(unaudited)		(unaudited)
Tax at Federal statutory rate	$(18,090)	$1,981	$(17,703)	$3,565
State income taxes	(2,015)	239	(1,996)	430
State tax credits	(72)	(38)	(68)	(68)
Foreign income taxes	869	30	811	54
Qualified production activities deduction	14	(134)	—	(241)
Research and development credits--current year	(195)	(24)	(212)	(42)
Valuation allowance	579	(287)	540	692
Goodwill impairment	6,581	—	6,581	—
Reserve for uncertain tax positions	(4,970)	62	(4,914)	111
Other	138	92	22	(521)
	$(17,161)	$1,921	$(16,939)	$3,980

The Corporation's policy with respect to interest and penalties associated with reserves for uncertain tax positions is to classify such interest and penalties in income tax expense in the statements of operations.  As of September 28, 2013, the total amount of unrecognized income tax benefits computed under ASC 740 was approximately $1,966, all of which, if recognized, would impact the effective income tax rate of the Corporation.  As of September 28, 2013 and December 29, 2012, the Corporation had recorded a total of $152 and $856, respectively, in accrued interest and penalties related to uncertain tax positions.  The Corporation does not foresee material changes in its reserves for uncertain income tax positions as reasonably possible during the next 12 months. During 2013, certain reserves relating to federal income tax positions expired due to the statutes of limitations. As such, the consolidated statement of operations was benefited $5,231 through a reduction in income tax expense. As of September 28, 2013, the Corporation is subject to unexpired statutes of limitations for U.S. federal income taxes for the year 2009.  The Corporation is also subject to unexpired statutes of limitations for various states including most significantly Indiana, Massachusetts and New Hampshire generally for the years 2009-2012.

The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2011	$6,179
Additions based on tax positions--current year	—
Additions for tax positions--prior years	—
Settlements	—
Balance at December 29, 2012	6,179
Additions based on tax positions--current year	82
Additions for tax positions--prior years	936
Settlements	—
Lapses of statutes of limitations	(5,231)
Balance at September 28, 2013	$1,966

11. Segment Reporting

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

The Corporation is a multi-national company with operations in the U.S., United Kingdom, France, Ireland, Malaysia, Germany and Switzerland. As a result, the Corporation's financial results can be impacted by currency exchange rates in the foreign markets in which the Corporation sells its products. Revenues are attributed to geographic locations based on the location to which we ship our products.

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

Reportable segment information is as follows:

	Three Months Ended September 28, 2013
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$75,785	$22,218	—	$98,003	—	$98,003
Intersegment revenues	1,575	13	—	1,588	$(1,588)	—
Total revenues	77,360	22,231	—	99,591	(1,588)	98,003

Depreciation and amortization	4,358	1,523	$62	5,943	—	5,943

Operating income (loss)	(25,708)	(18,290)	(2,558)	(46,556)	44	(46,512)
Interest expense						4,337
Derivatives valuation loss						5
Other						831
Loss before income taxes						(51,685)

Total assets	324,850	183,420	16,800	525,070	—	525,070

	Three Months Ended September 29, 2012
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$76,132	$24,797	—	$100,929	—	$100,929
Intersegment revenues	2,703	74	—	2,777	$(2,777)	—
Total revenues	78,835	24,871	—	103,706	(2,777)	100,929

Depreciation and amortization	4,488	1,642	$54	6,184	—	6,184

Operating income (loss)	9,394	4,298	(3,328)	10,364	(192)	10,172
Interest expense						4,737
Derivatives valuation gain						(116)
Other						(108)
Income before income taxes						5,659

Total assets	380,568	211,568	20,637	612,773	—	612,773

	Nine Months Ended September 28, 2013
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$232,096	$66,719	—	$298,815	—	$298,815
Intersegment revenues	4,046	48	—	4,094	$(4,094)	—
Total revenues	236,142	66,767	—	302,909	(4,094)	298,815

Depreciation and amortization	13,135	4,520	$164	17,819	—	17,819

Operating income (loss)	(11,649)	(16,330)	(7,965)	(35,944)	47	(35,897)
Interest expense						13,508
Derivatives valuation loss						242
Other						933
Loss before income taxes						(50,580)

Total assets	324,850	183,420	16,800	525,070	—	525,070

	Nine Months Ended September 29, 2012
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$225,178	$78,771	—	$303,949	—	$303,949
Intersegment revenues	6,854	292	—	7,146	$(7,146)	—
Total revenues	232,032	79,063	—	311,095	(7,146)	303,949

Depreciation and amortization	13,895	4,850	$161	18,906	—	18,906

Operating income (loss)	18,047	15,085	(8,679)	24,453	(105)	24,348
Interest expense						14,905
Derivatives valuation gain						(179)
Other						(562)
Income before income taxes						10,184

Total assets	380,568	211,568	20,637	612,773	—	612,773

Revenues to External Customers:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(unaudited)		(unaudited)
United States	$73,464	$73,473	$223,478	$223,124
Ireland	5,140	5,432	17,475	16,455
United Kingdom	7,311	8,036	22,953	22,489
Other foreign countries	12,088	13,988	34,909	41,881

Total revenues	$98,003	$100,929	$298,815	$303,949

Concentration of Credit Risk:

A substantial portion of the Corporation's net revenues is derived from a limited number of customers. Net revenue from customers of the Corporation which individually account for 10% or more of the Corporation's net revenue is as follows:

Three months ended September 28, 2013- Two customers represented approximately 31.4% and 10.0%, respectively, of revenue.

Nine months ended September 28, 2013- One customer represented approximately 32.1% of revenue.

Three months ended September 29, 2012- One customer represented approximately 32.3% of revenue, however, excluding the Codman related transitional services agreement, this customer would represent 29.9%.

Nine months ended September 29, 2012- One customer represented approximately 32.6% of revenue, however, excluding the Codman related transitional services agreement, this customer would represent 29.6%.

Following is a summary of the composition by segment and product category of the Corporation's net revenues to external customers.

	Three Months Ended		Nine Months Ended
Sales by product	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(unaudited)		(unaudited)
OEM Solutions Revenue
Instrument	$27,200	$29,633	$83,445	$85,197
Implant	26,108	25,632	80,213	75,499
Cases	16,959	14,209	50,432	44,569
Other	5,518	6,658	18,006	19,913
Total OEM Solutions Revenue	75,785	76,132	232,096	225,178

Total Symmetry Surgical Revenue	22,218	24,797	66,719	78,771

Total Revenue	$98,003	$100,929	$298,815	$303,949

12. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(unaudited)		(unaudited)
Earnings per share - Basic:
Net income (loss)	$(34,524)	$3,738	$(33,641)	$6,204

Weighted-average common shares outstanding - Basic	36,345	36,044	36,312	35,951

Earnings per share - Basic	$(0.95)	$0.10	$(0.93)	$0.17

Earnings per share - Diluted:
Net income (loss)	$(34,524)	$3,738	$(33,641)	$6,204

Weighted-average common shares outstanding - Basic	36,345	36,044	36,312	35,951
Effect of dilution	—	468	—	409
Weighted-average common shares outstanding - Diluted	36,345	36,512	36,312	36,360

Earnings per share - Diluted	$(0.95)	$0.10	$(0.93)	$0.17

As of September 29, 2012, the diluted weighted average share calculations do not include performance based restricted stock awarded in 2012 totaling 273 shares due to the  respective measurement period not being complete.

13. Accounts Receivable Factoring

In January 2012, the Corporation entered into an agreement with an unrelated third-party for the factoring of specific accounts receivable in the U.K. to reduce the amount of working capital required to fund such receivables. The factoring of accounts receivable under this agreement is accounted for as a sale in accordance with ASC 860, Transfers and Servicing. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in general and administrative expenses in the consolidated statement of operations in the period of the sale. Net funds received reduced accounts receivable outstanding while increasing cash. The Corporation has no significant retained interests, nor any continuing involvement or servicing liabilities related to the accounts receivable that have been sold. For the three months ended September 28, 2013 and September 29, 2012, the Corporation had sold $948 and $1,644, respectively, and $2,958 and $5,299 for the nine months then ended, of accounts receivable pursuant to this agreement, which represents the face amount of total outstanding receivables at the time the receivables are sold. Fees paid pursuant to this agreement were $6 and $12 for the three months ended September 28, 2013 and September 29, 2012, respectively, and $21 and $37 for the nine months then ended.

14. Commitments and Contingencies

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

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of cobalt chrome, nickel and titanium through July 2014.  Based on contractual pricing at September 28, 2013, the minimum purchase obligations total $6,734.  Purchases under cobalt chrome, nickel and titanium contracts total approximately $9,951 for the nine months ended September 28, 2013.  These purchases are not in excess of our forecasted requirements.

15.    Facility Closure and Severance Costs

Results of operations include pre-tax charges of $508 and $(76) for the three months ended September 28, 2013 and September 29, 2012, respectively, and $1,431 and $596 for the nine months then ended. As of September 28, 2013 and December 29, 2012, severance accruals related to these cost reduction actions totaled $592 and $177, respectively, and are included in other accrued expenses in the consolidated balance sheets. The increase in the accrual since December 29, 2012 represents severance charges incurred but not paid during the second and third quarters of 2013. These costs are expected to be paid through June 2014.

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

In our OEM Solutions segment, we offer our original equipment manufacturer (OEM) customers instruments, implants and sterilization cases and trays. Symmetry Surgical, our hospital direct medical distribution business is complementary to core competencies and is not competitive with our OEM customers. Our salespeople call on hospital personnel in the operating room, materials management and central sterile departments. Our goal is to offer best-in-class quality and regulatory systems as well as customer innovation through Total Solutions® collaborations.

During the third quarter 2013, Symmetry’s OEM Solutions business revenue decreased $347, or 0.5%, compared to the third quarter 2012. This decrease reflects lower instrument revenue from our customers' new product launches, operational output issues at the Corporation’s Clamonta Ltd. subsidiary, which serves the aerospace industry, a fire at our Sheffield, U.K. facility resulting in delayed shipments, partially offset by increased capital spending by our customers on cases to support new product launches. During the third quarter 2013, our combined five largest OEM customers increased revenue by 4.1% compared to the third quarter 2012, primarily driven by an increase in their capital expenditures and increased new product launch volume. Our overall OEM Solutions revenue in the third quarter 2013 decreased by $3,846 from the second quarter 2013 as strong implant revenue in the second quarter 2013 driven by the timing of stocking orders and inventory adjustments did not repeat as well as softer instrument customer demand, operational output issues at the Corporation’s Clamonta Ltd. subsidiary, and the fire at our Sheffield, U.K. facility.

During the third quarter 2013, Symmetry Surgical revenue decreased $2,579, or 10.4%, compared to the third quarter 2012. This decrease was primarily due to sales disruptions associated with transitions to distributorships in the rest of the world related to the integration of the Codman surgical instruments business as well as the transfer of regulatory authorizations from Johnson & Johnson to Symmetry Surgical. During third quarter, we launched a comprehensive Symmetry Surgical product catalog - highlighting the significant breadth of our product portfolio - to reinforce to customers the scope and breadth of our offerings and trained our sales force. We believe these actions have helped to stabilize the business, as evidenced by only a slight decrease in sales from the second quarter of 2013.

Outside of the U.S., Symmetry Surgical continues to work to increase business with both new and existing distributors. We have successfully transferred regulatory approvals for product labeled in legacy graphics in the vast majority of countries and are in the process of registering the new Symmetry Surgical labeling of these products in all countries as well. We are also engaged in a similar process for the former SSI and Olsen product lines, which previously had only been in very limited international distribution, so that we may offer these products to customers throughout the world. While this will take considerable time, and will likely not impact our international business during 2013, we believe that this action will create longer-term growth opportunities. We expect this investment and new international customer service center in Switzerland to help regain our momentum in international markets and improve overall performance.

We believe that the Symmetry Surgical business is operating in an environment with temporary impediments to market growth. The most significant of these was the trend of flat to negative general surgical procedure rates in the U.S. and Europe during 2013.

Overall, we believe our corrective actions are having a positive impact on the Symmetry Surgical business segment, although continuing initiatives are required to fully address the challenges identified above. We expect continued pressure in this business for the remainder of 2013 and will be looking closely at realizing cost efficiencies post integration to improve profitability.

The sluggish global economy, high unemployment rates and lower than historical levels of surgical implant procedure growth continued to adversely impact customer demand. We continue to be optimistic about the long-term future as the larger OEMs are increasingly focused on improving their supply chains.  We believe this will result in fewer suppliers who, in turn, will be expected to provide a wider range of services coupled with high quality and reduced overall costs.  We believe that we are well positioned to benefit from increased OEM outsourcing and the consolidation of suppliers. Additionally, while we are seeing supplier rationalization packages for instrument sourcing, it has not yet translated into any significant volume but has created incremental pricing pressure in the market. Based on projected capital spending, sluggish supplier rationalization, and our current order activity, we have recalibrated our expected instrument volume to account for the current trend and a continued deliberate Instrument set roll out by our customers on the large scale program new knee launches.
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

Third Quarter Results of Operations

Revenue.   Revenue for the three months ended September 28, 2013 decreased $2,926, or 2.9%, to $98,003 from $100,929 for the comparable 2012 period.  Revenue for each of our segments and principal product categories in these periods was as follows:

	Three Months Ended
Sales by product	September 28, 2013	September 29, 2012	Dollar Change	Percent Change
	(unaudited)
OEM Solutions Revenue
Instrument	$27,200	$29,633	$(2,433)	(8.2)%
Implant	26,108	25,632	476	1.9%
Cases	16,959	14,209	2,750	19.4%
Other	5,518	6,658	(1,140)	(17.1)%
Total OEM Solutions Revenue	75,785	76,132	(347)	(0.5)%

Total Symmetry Surgical Revenue	22,218	24,797	(2,579)	(10.4)%

Total Revenue	$98,003	$100,929	$(2,926)	(2.9)%

The $347 decrease in OEM Solutions revenue resulted from decreased demand in our instrument and other product lines partially offset by increased customer demand within our cases and implants product lines and favorable foreign currency exchange rate fluctuations of $312.  Overall, we experienced increased revenues of 4.1% from our five largest OEM customers which drove the increase in cases and implants revenue and the decrease in instruments revenue. OEM Solutions Instrument revenue decreased $2,433 driven by continued lower customer launch demand.  OEM Solutions Implant revenue increased $476 due to an increase in customer consumption and impacted by favorable exchange fluctuation of $170. Case revenue increased $2,750 due primarily to higher capital spending related to increased customer launch volume and impacted by favorable currency exchange fluctuation of $209.  OEM Solutions Other product revenue decreased $1,140 compared to third quarter 2012 driven by operational output issues at the Corporation's Clamonta Ltd. subsidiary and was impacted by unfavorable foreign currency exchange rate fluctuations of $70.

The $2,579 decrease in Symmetry Surgical revenue in the third quarter 2013 as compared to 2012 was primarily the result of sales disruptions associated with transitions to distributorships in the rest of the world related to the integration of the Codman surgical instruments business. In the U.S., we believe the harmonizing of the sales force as well as the distribution of our new comprehensive catalog has helped to stabilize the business, as evidenced by a slight sequential and year over year decrease in sales. We also believe that a flat trend in 2013 with regard to surgical procedures in both the U.S. and internationally adversely impacted potential growth in this segment.

Gross Profit.  Gross profit for the three months ended September 28, 2013 decreased $3,697, or 13.1%, to $24,529 from $28,226 for the comparable 2012 period. Gross margin as a percentage of revenue decreased 3.0%, to 25.0% for the third quarter 2013 from 28.0% for the comparable 2012 period.

	Three Months Ended September 28, 2013
	Dollars	As a % of Revenue
	(unaudited)
2012 period reported gross profit	$28,226	28.0%
Change in organic revenue and mix	(1,093)	(1.1)%
Foreign currency impact	86	0.1%
Manufacturing costs and other	(2,690)	(2.0)%
2013 period reported gross profit	$24,529	25.0%

Gross margin was driven by a lower percentage of revenue from the Corporation’s higher margin Symmetry Surgical segment as compared to the same period last year, along with gross margin pressure in the OEM Solutions segment due to operational issues at the Clamonta Ltd. subsidiary, lower volume in the Instruments segment, and the fire at the Sheffield, U.K. manufacturing plant.

Research and Development Expenses.  For the three months ended September 28, 2013, research and development expenses decreased $172 or 13.3% to $1,121 from $1,293 in the comparable period in 2012, primarily due to lower project expense, and costs associated with maintaining patents.

Sales and Marketing Expenses.  For the three months ended September 28, 2013, sales and marketing expenses increased $409 or 6.7% to $6,516 from $6,107 in the comparable period in 2012, primarily due to Symmetry Surgical catalog expenses as the Corporation launched a global distribution of the recently updated and comprehensive catalog.

General and Administrative Expenses.  For the three months ended September 28, 2013, general and administrative expenses increased $520 or 4.8%, to $11,250 from $10,730 in the comparable period in 2012. Significant items which impacted general and administrative expenses included:

	Three Months Ended September 28, 2013
	Dollars	As a % of Revenue
	(unaudited)
2012 period reported General &Administrative expenses	$10,730	10.6%
Symmetry Surgical infrastructure additional costs	480
Employee compensation and benefit costs paid in cash	861
Change in amortization of intangible assets	(224)
Change in stock compensation	(446)
Medical device excise tax expense	181
Other	(332)
2013 period reported General & Administrative expenses	11,250	11.5%

During 2013, we incurred increased costs for salaries, technology and professional fees associated with increased infrastructure to support the Symmetry Surgical segment. Employee compensation and benefit costs paid in cash increased due to an increase for self-insurance medical claims incurred during 2013 under the Corporation's U.S. based medical plan. These increases were partially offset by a reduction in performance based stock compensation expense and a reduction in amortization expense.

Asset Impairment. During the third quarter of fiscal 2013, we recorded a pre-tax non-cash charge during the third quarter in the amount of $51,646. This amount included $31,837 related to the OEM Solutions segment and $19,809 related to the Symmetry Surgical segment. The impairment in OEM Solutions is primarily driven by our reduced outlook on revenues and profitability related to instrument production for future customer expenditures related to product launches and instrument replenishment as well as operational issues at our Clamonta, Ltd. subsidiary, which services the Aerospace industry. The impairment in Symmetry Surgical is primarily driven by lower revenue due to the previously disclosed integration challenges related to the 2011 acquisition of the Codman surgical instruments business from which we have not recovered as quickly as previously expected.

Facility Closure and Severance Costs.  Results of Operations include pre-tax charges of $508 and $(76) for the three months ended September 28, 2013 and September 29, 2012, respectively.   As of September 28, 2013, severance accruals related to these cost reduction actions totaled $592 and were included in other accrued liabilities in the consolidated balance sheets.

Operating Income (loss). On a consolidated basis, operating income (loss) decreased $56,684, or 557.3% for the three months ended September 28, 2013 as compared to the 2012 period due to a decline in OEM Solutions operating income of $35,102 and a decline in Symmetry Surgical operating income of $22,588 partially offset by a decline in Unallocated loss of $1,006. Operating income (loss) for each of our segments in these periods was as follows:

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue
	(unaudited)
2012 period reported operating income (loss)	$9,394	11.9%	$4,298	17.3%	$(3,520)	(3.4)%	$10,172	10.1%
Impact of gross profit and SG&A	(3,136)	(3.7)%	(2,324)	(8.5)%	1,006	0.9%	(4,454)	(4.3)%
Impact of asset impairment	(31,837)	(41.2)%	(19,809)	(89.1)%	—	—%	(51,646)	(52.7)%
Facility closure and severance	(129)	(0.2)%	(455)	(2.0)%	—	—%	(584)	(0.6)%
2013 period reported operating income (loss)	$(25,708)	(33.2)%	$(18,290)	(82.3)%	$(2,514)	(2.5)%	$(46,512)	(47.5)%

OEM Solutions operating income declined by $35,102 and was (33.2)% of segment revenue in the 2013 period as compared to 11.9% in the prior year period primarily due to a $31,837 asset impairment charge, as well as operational issues at the Clamonta ltd. subsidiary and a fire at the Sheffield, U.K. manufacturing plant. Symmetry Surgical operating income decreased by $22,588 and was (82.3)% of segment revenue in the 2013 period as compared to 17.3% in 2012 primarily due to a $19,809 asset impairment charge as well as a reduction in revenue discussed above and increased sales and marketing expenses. The decrease in the Unallocated loss is primarily related to lower performance-based stock compensation expense partially offset by higher self-insured healthcare claims.

Other (Income) Expense.  Interest expense for the three months ended September 28, 2013 decreased $400, or 8.4%, to $4,337 from $4,737 for the comparable period in 2012. This decrease is most significantly attributable to the decrease in debt outstanding by $42,797 as compared to third quarter 2012.

Derivatives valuation consists of foreign currency forward contracts which were used to mitigate the effect of changes in the foreign exchange rates on net income. As of September 28, 2013, we had settled all of our outstanding forward swap contracts. We recorded a loss of $5 for the three months ended September 28, 2013 as compared to a gain of $116 for the comparable period in 2012, which is a result of fluctuation in the Euro versus the US Dollar.

Other income for the three months ended September 28, 2013 and September 29, 2012 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Income Tax Expense. Our effective tax rate was a benefit of 33.2% for the three months ended September 28, 2013 as compared to an expense of 33.9% for the three months ended September 29, 2012. Provision for income taxes decreased by $19,082, or 993.3%, to $(17,161) for the three months ended September 28, 2013 from $1,921 for the comparable 2012 period primarily due to a $57,344 decrease in pre-tax income. The rate differs from the U.S. Federal statutory rate primarily due to the impact of non-deductible goodwill impairment of $6,581, which was partially offset by the reductions to uncertain tax benefits due to the expiration of the statute of limitations, which had a $4,970.

Nine Months Results of Operations

Revenue.   Revenue for the nine months ended September 28, 2013 decreased $5,134, or 1.7%, to $298,815 from $303,949 for the comparable 2012 period.  Revenue for each of our segments and principal product categories in these periods was as follows:

	Nine Months Ended
Sales by product	September 28, 2013	September 29, 2012	Dollar Change	Percent Change
	(unaudited)
OEM Solutions Revenue
Instrument	$83,445	$85,197	$(1,752)	(2.1)%
Implant	80,213	75,499	4,714	6.2%
Cases	50,432	44,569	5,863	13.2%
Other	18,006	19,913	(1,907)	(9.6)%
Total OEM Solutions Revenue	232,096	225,178	6,918	3.1%

Total Symmetry Surgical Revenue	66,719	78,771	(12,052)	(15.3)%

Total Revenue	$298,815	$303,949	$(5,134)	(1.7)%

The $6,918 increase in OEM Solutions revenue resulted from increased customer demand within our implants and cases product lines, partially offset by decreased demand in our instrument and other product lines.  Overall, we experienced increased revenues of 6.7% from our five largest OEM customers.  OEM Solutions Instrument revenue decreased $1,752 due to a 3.2% decrease from our five largest OEM customers partially offset by higher demand from other medical customers. OEM Solutions Implant revenue increased $4,714 driven by increased customer consumption demand as well as the timing of stocking orders and inventory adjustments at our customers. Case revenue increased $5,863 due primarily to higher capital spending by our customers to support launch volumes as well as favorable foreign currency exchange rate fluctuations of $307.  OEM Solutions Other product revenue decreased $1,907 driven by operational output issues at the Corporation's Clamonta Ltd. subsidiary as well as unfavorable foreign currency exchange rate fluctuations of $269.

The $12,052 decrease in Symmetry Surgical revenue in the nine months ended September 28, 2013 as compared to 2012 was primarily tied to a decline in sales of products which were acquired in a late 2011 acquisition from Johnson & Johnson (“J&J”) and migrated from a transition services agreement with J&J in the third and fourth quarter of 2012. In the U.S. sales decreased $6,752 as the need for customers to change their internal ordering procedures to order the acquired products from Symmetry Surgical instead of J&J impacted 2013 sales and may have led to increasing effective competition and lost market share. Outside the U.S. sales weakness of $5,300 was due to the need to transition the business from J&J affiliates to Symmetry Surgical distributors. The transition required regulatory authorization transfers away from J&J and, along with local market effectiveness in many cases caused a decline in revenue.

Gross Profit.  Gross profit for the nine months ended September 28, 2013 decreased $3,897, or 4.9%, to $76,244 from $80,141 for the comparable 2012 period. Gross margin as a percentage of revenue decreased 0.9%, to 25.5% for the nine months ended September 28, 2013 from 26.4% for the comparable 2012 period.

	Nine Months Ended September 28, 2013
	Dollars	As a % of Revenue
	(unaudited)
2012 period reported gross profit	$80,141	26.4%
Change in organic revenue and mix	(3,635)	(1.2)%
Foreign currency impact	60	—%
Manufacturing costs and other	(322)	0.3%
2013 period reported gross profit	$76,244	25.5%

Gross margin was driven by a lower percentage of revenue from the Corporation’s higher margin Symmetry Surgical segment as compared to the same period last year, along with gross margin pressure in the OEM Solutions segment due to operational issues at the Clamonta Ltd. subsidiary, lower volume in the Instruments product line, and the fire at the Sheffield, U.K. manufacturing plant. These unfavorable factors were partially offset by the efficiencies resulting from the OEM Solutions increased revenue as well as lean initiatives.

Research and Development Expenses.  For the nine months ended September 28, 2013, research and development expenses increased $461 or 15.4% to $3,459 from $2,998 in the comparable period in 2012, primarily due to incremental projects, increased project expense and costs associated with maintaining patents.

Sales and Marketing Expenses.  For the nine months ended September 28, 2013, sales and marketing expenses increased $583 or 2.9% to $20,451 from $19,868 in the comparable period in 2012, primarily due to Symmetry Surgical catalog expenses as the Corporation launched a global distribution of the recently updated and comprehensive catalog.

General and Administrative Expenses.  For the nine months ended September 28, 2013, general and administrative expenses increased $2,823 or 8.7%, to $35,154 from $32,331 in the comparable period in 2012. Significant items which impacted general and administrative expenses included:

	Nine Months Ended September 28, 2013
	Dollars	As a % of Revenue
	(unaudited)
2012 period reported General &Administrative expenses	$32,331	10.6%
Symmetry Surgical infrastructure additional costs	1,706
Employee compensation and benefit costs paid in cash	2,512
Change in amortization of intangible assets	(694)
Medical device excise tax expense	762
Management transition expenses	(174)
Change in stock compensation	(1,142)
Other	(147)
2013 period reported General & Administrative expenses	$35,154	11.8%

During 2013, we incurred increased costs for salaries, technology and professional fees associated with increased infrastructure to support the Symmetry Surgical segment. Employee compensation and benefit costs paid in cash increased due to an increase in self-insurance medical claims incurred during 2013 under the Corporation's U.S. based medical plan. The full year impact of the Medical Device Excise Tax is an increase of $762. These increases were partially offset by a reduction in performance-based stock compensation expense and a reduction in amortization expense.

Asset Impairment. During the third quarter of fiscal 2013, we recorded a pre-tax non-cash charge during the third quarter in the amount of $51,646. This amount included $31,837 related to the OEM Solutions segment and $19,809 related to the Symmetry Surgical segment. The impairment in OEM Solutions is primarily driven by our reduced outlook on revenues and profitability related to instrument production for future customer expenditures related to product launches and instrument replenishment as well as operational issues at our Clamonta, Ltd. subsidiary, which services the Aerospace industry. The impairment in

Symmetry Surgical is primarily driven by lower revenue due to the previously disclosed integration challenges related to the 2011 acquisition of Codman surgical instruments business which we have not recovered from as quickly as previously expected.

Facility Closure and Severance Costs.  Results of Operations include pre-tax charges of $1,431 and $596 for the nine months ended September 28, 2013 and September 29, 2012, respectively.   As of September 28, 2013, severance accruals related to these cost reduction actions totaled $592 and were included in other accrued liabilities in the consolidated balance sheets.

Operating Income (loss). On a consolidated basis, operating income (loss) decreased $60,245, or 247.4% for the nine months ended September 28, 2013 as compared to the 2012 period due to a decline in OEM Solutions operating income of $29,696 and Symmetry Surgical operating income of $31,415 offset by an reduced Unallocated loss of decrease $866. Operating income (loss) for each of our segments in these periods was as follows:

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue
	(unaudited)
2012 period reported operating income (loss)	$18,047	7.8%	$15,085	19.1%	$(8,784)	(2.8)%	$24,348	8.0%
Impact of gross profit and SG&A	2,067	0.8%	(11,080)	(13.1)%	1,249	0.3%	(7,764)	(2.4)%
Asset impairment	(31,837)	(13.5)%	(19,809)	(29.7)%	—	—%	(51,646)	(17.3)%
Facility closure and severance	74	—%	(526)	(0.8)%	(383)	(0.1)%	(835)	(0.3)%
2013 period reported operating income (loss)	$(11,649)	(4.9)%	$(16,330)	(24.5)%	$(7,918)	(2.6)%	$(35,897)	(12.0)%

OEM Solutions operating income declined by $29,696 and was (4.9)% of segment revenue in the 2013 period as compared to 7.8% in the prior year period due to a $31,837 asset impairment charge, partially offset by increases in revenue and gross margin and reduced impacts of facility closure and severance costs. Symmetry Surgical operating income decreased by $31,415 and was (24.5)% of segment revenue in the 2013 period as compared to 19.1% in 2012 primarily due to a $19,809 asset impairment charge as well as a reduction in revenue as discussed above and increased sales and marketing expenses. The decrease in the Unallocated operating costs is primarily related to lower performance based stock compensation expense partially offset by higher employee healthcare expenses.

Other (Income) Expense.  Interest expense for the nine months ended September 28, 2013 decreased $1,397, or 9.4%, to $13,508 from $14,905 for the comparable period in 2012. This decrease is most significantly attributable to the decrease in debt outstanding by $42,797 as compared to third quarter 2012.

Derivatives valuation consists of foreign currency forward contracts which were used to mitigate the effect of changes in the foreign exchange rates on net income. As of September 28, 2013, we had settled all of our outstanding forward swap contracts. We recorded a loss of $242 for the nine months ended September 28, 2013 as compared to a gain of $179 for the comparable period in 2012, which is a result of fluctuation in the Euro versus the US Dollar.

Other income for the nine months ended September 28, 2013 and September 29, 2012 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Income Tax Expense. Our effective tax rate was a benefit of 33.5% for the nine months ended September 28, 2013 as compared to an expense of 39.1% for the nine months ended September 29, 2012. Provision for income taxes decreased by $20,919, or 525.6%, to $(16,939) for the nine months ended September 28, 2013 from $3,980 for the comparable 2012 period primarily due to a $60,764 decrease in pre-tax income. The rate differs from the U.S. Federal statutory rate primarily due to the impact of non-deductible goodwill impairment of $6,581, which was partially offset by the reductions to uncertain tax benefits due to the expiration of the statute of limitations, which had a $4,970.

Liquidity and Capital Resources

Liquidity

Our principal sources of liquidity in the nine months ended September 28, 2013 were cash generated from operations and borrowings under our Amended Credit Agreement.  Principal uses of cash in the nine months ended September 28, 2013 included capital expenditures and debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions.

We believe our cash resources will permit us to stay committed to our strategic plan of increasing our share in the orthopedic market and expanding into other medical device segments and growing the business.

Operating Activities.  Operating activities generated cash of $34,389 in the nine months ended September 28, 2013 compared to $51,960 for the nine months ended September 29, 2012, a decrease of $17,571.  The decrease in cash from operations is primarily a result of a reduction in working capital and net income.  Net cash provided by working capital for the nine months ended September 28, 2013 was $13,391 lower than the comparable 2012 period. Aggregate adjustments for non-cash items positively impacted operating cash flows by $59,703, a $35,665 increase from the comparable prior year period, primarily due to an asset impairment charge of $51,646 offset by a decrease in our deferred income tax provision of $17,029, fluctuations in foreign currency of $1,564, unrealized derivative valuation gains of $421 and a decrease in stock based compensation of $1,142.

Investing Activities.  Capital expenditures of $7,786 were $1,342 lower in the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012.

Financing Activities.  Financing activities used $32,729 of cash in the nine months ended September 28, 2013 compared to usage of $49,735 in the nine months ended September 29, 2012. This decrease in cash used by financing activities is due primarily to a $43,717 increase in net borrowings on the revolving credit agreement and short term borrowings, partially offset by increases in net payments on bank term loans and capital lease obligations of $25,838.

Capital Expenditures

Capital expenditures totaled $7,786 for the nine months ended September 28, 2013, compared to $9,128 for the nine months ended September 29, 2012. Expenditures were primarily for increased automation, replacement of existing equipment and investment in Symmetry Surgical infrastructure.

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

As of September 28, 2013, we had an aggregate of $181,845 of outstanding indebtedness, which consisted of $95,000 of borrowings on our Bank Revolver; $18,288 of borrowings on a Bank Term Loan; $67,008 of Term Notes; and $1,549 of capital lease obligations. We had one outstanding letter of credit as of September 28, 2013, in the amount of $100.

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

The Corporation currently has $67,008 of Term Notes outstanding that mature on December 29, 2017. The outstanding principal balance of the Term Notes bears interest at a rate of 14% per annum. The Term Notes include customary representations, warranties and covenants made for the benefit of the parties to the agreement. The covenants include, but are not limited to, requirements to provide financial information and notice of other events to the lenders, as well as restrictions on the incurrence of indebtedness, the creation or existence of liens, sales of assets, transactions with affiliates and other matters. The Term Notes also include financial covenants, including covenants requirement a maximum ratio of total debt to EBITDA (as defined in the Term Notes Agreement) and ratio of minimum fixed charges to EBITDA. The agreement includes customary events of default, including but not limited to, failure to pay any principal, interest, fees or other amounts when due, default under any covenant or any agreement in any loan document (subject to cure periods in some cases), cross-default with other debt agreements and certain bankruptcy and insolvency events. While not secured by the Corporation’s assets, repayment of amounts outstanding under the Term Notes is guaranteed by all of Symmetry’s U.S. subsidiaries.

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

As of September 28, 2013, the most restrictive financial covenants per the Corporation’s lending arrangements included the debt to EBITDA covenant ratio to be less than 3.50:1, and our ratio was approximately 3.20:1. The minimum interest coverage ratio requires us to be greater than 1.20:1, and our ratio at September 28, 2013 was approximately 1.84:1. As of December 28, 2013, these financial covenants become more restrictive and then remain in effect until maturity. The debt to EBITDA covenant ratio is required to be less than 3.25:1 and the minimum interest coverage ratio requires us to be greater than 1.25:1. Our ability to maintain compliance with the more restrictive financial covenants in place as of December 28, 2013 is dependent upon the Corporation meeting or exceeding its earnings forecasts, as well as significant reductions in debt levels from September 28, 2013. If we are unable to achieve earnings forecasts and also significantly reduce debt, we will be unable to comply with the more restrictive covenants. Our ability to achieve these actions will be affected by prevailing economic conditions and financial, business, regulatory and other factors, including some factors that are beyond our control. In an effort to replace higher interest rate mezzanine debt which is callable at the end of December 2013 with lower interest rate senior-secured debt and the potential difficulty in meeting our financial covenants at December 28, 2013, we have entered into negotiations with our lenders on our capital structure.  Such discussions have included refinancing our existing debt which would include revising our required debt covenants. If we are unable to maintain compliance under our debt covenants or refinance our existing debt including revising our required debt covenants, we could ultimately go into default under the terms of our various debt agreements, which may result in acceleration of all obligations or obtaining a waiver.

We intend to closely monitor our compliance with all of our debt covenants. After obtaining the waivers discussed above, we were in compliance with all covenants as of September 28, 2013. We intend to closely monitor our revenues, cost of revenues and selling, general and administrative expenses to manage our ability to meet our debt covenant requirements.

We believe that cash flow from operating activities and borrowings on our Bank Revolver will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the Amended Credit Agreement. We had one letter of credit outstanding as of September 28, 2013 in the amount of $100.

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

We incurred minimal capital expenditures for environmental, health and safety in the nine months ended September 28, 2013 and September 29, 2012.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 29, 2012, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the nine months ended September 28, 2013.

Impairment of Long-Lived Assets, Including Intangible Assets. We assess the impairment of definite lived long-lived assets when circumstances indicate the carrying value of an asset may not be recoverable based on the undiscounted future cash flows of an asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, undiscounted cash flows, or external appraisals, as applicable. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Intangible assets subject to amortization consist of technology and non-compete intangible assets which are amortized using the straight-line method, as well as customer related intangible assets which are amortized on an accelerated method. All of the Corporation’s intangible assets were acquired in connection with our various acquisitions. The Corporation is required to reassess the expected useful lives of existing intangible assets annually. We reviewed our amortizing intangible assets and did not record any impairment related to these assets in fiscal 2012. However, impairment charges were recorded at one of our reporting units in 2013 related to customer relationships and tradenames of $1,403 and $921, respectively.

We test goodwill for impairment annually on the first day of the fourth fiscal quarter and more frequently if circumstances warrant. We determine fair values for each of the reporting units using an income approach. When available and appropriate, we use comparative market multiples to corroborate discounted cash flow results. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 12.5% to 15.8%. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving comparable businesses. Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate.

We conducted our annual impairment test for our various reporting units, and recorded a preliminary impairment charge of $51,646 related to three of our reporting units in 2013. The fair value of two of our reporting units that were not impaired and that contained total goodwill of $118,918 exceeded carrying value by 3% and 5%, respectively, as of September 28, 2013. An impairment charge was recorded in 2013 related to one reporting unit which did not result in the full impairment of goodwill. Subsequent to the impairment, goodwill on this one reporting unit of $62,955 was recorded on the condensed consolidated balance sheet as of September 28, 2013. Revenue growth rates assumed for these reporting units were approximately 1-7% in 2014 and beyond. These growth rates are driven by new product launches as well as further integration of acquisitions and recapturing market share. A significant decline in our revenue and earnings or a significant decline in the price of common stock could result in an impairment charge in the future.

Intangible assets with an indefinite life are not amortized but are subject to review each reporting period to determine whether events and circumstances continue to support an indefinite useful life as well as an annual impairment test. In connection with our annual impairment test, we recognized an impairment charge of $921 and $610 related to tradenames and in-process research and development, respectively, as the carrying values of these assets exceeded the associated cash flows. We reviewed all other intangible assets and have not recorded any impairment related to the remaining assets for the nine months ended September 28, 2013 or fiscal 2012.

The assessment of the recoverability of long-lived assets reflects management’s assumptions and estimates. Factors that management must estimate when performing impairment tests include sales volume, prices, inflation, discount rates, exchange rates, tax rates and capital spending. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties. Measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific reporting unit to which the assets are attributed. Changes in these estimates could change our conclusion regarding the impairment of goodwill or other intangible assets and potentially result in a non-cash impairment in the future period

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 28, 2013.

(b)   Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Corporation has completed the integration of its multiple Symmetry Surgical operations, as well as its Manchester, New Hampshire and Lansing, Michigan operations into its existing Enterprise Resource Planning (ERP) platform.  An ERP system is a fully-integrated set of programs and databases that incorporate order processing, planning and scheduling, purchasing, accounts receivable and inventory management and accounting.  In connection with these ERP consolidations, the Corporation has updated its internal controls over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.  The Corporation does not believe that this ERP system consolidation had an adverse effect on the Corporation’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is provided pursuant to Item 703 of Regulation S-K:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (0r Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2013	5,925	$8.38	—	—

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

November 7, 2013