Form 10-K
period 2013-12-28
Symmetry Medical Inc.
filed 2014-03-10
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013

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

Large accelerated filer ¨	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes  ☒  No

The aggregate market value of voting stock of Symmetry Medical Inc. held by non-affiliates of the Registrant as of June 29, 2013, based on the closing price was $8.42, as reported by the New York Stock Exchange: Approximately $313.7 million.

The number of shares outstanding of the registrant’s common stock as of March 6, 2014 was 37,493,113 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information is incorporated into Part III of this report by reference to the Registrant's 2014 Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

During fiscal year 2013, Symmetry’s OEM Solutions business generated revenue of $310,733, derived primarily from the sale of products to the orthopedic device market and other medical markets. Our Total Solutions® approach is supported by an experienced team of designers, development engineers, logistics specialists and by our global sales force that works with our customers to coordinate the design and manufacture of products. During fiscal year 2013, Symmetry Surgical generated revenue of $89,259 from the sale of a broad range of reusable stainless steel and titanium surgical hand-held instruments, single use instruments, sterilization containers and disposable surgical instruments directly to hospitals and other sites of care.

History
Our business was established in 1976 as a supplier of instruments to orthopedic device manufacturers and Symmetry Medical Inc. was incorporated in Delaware on July 25, 1996. Over the past eight years, we have made eight acquisitions which has expanded our customer base, enhanced our product offerings and extended our product lines.

Our most recent acquisitions were in 2011. In August and December 2011, respectively, we acquired PSC Industries’ Olsen Medical division and the surgical instruments business of Codman & Shurtleff, Inc. ("Codman"). Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories. Codman distributes surgical instruments and sterile disposable surgical products directly to hospitals. The addition of Codman allowed us to offer an expanded array of medical instruments and related products, expand our global distribution, increase our intellectual property, trademarks, and regulatory approvals, and provide an instrument procurement center and personnel located in Tuttlingen, Germany. Products from both of these acquisitions are now sold by Symmetry Surgical's sales force in the U.S. and internationally through country specific distributors.

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
We believe that our close customer relationships, broad capability offering and leading quality and regulatory performance give us a competitive advantage. In addition, we believe that our OEM Solutions segment has created a distinct competitive position in the orthopedic device market based upon our Total Solutions® approach. Our Total Solutions® approach provides our customers with a broad range of products, as well as comprehensive design, engineering and project management services and state of the art production capabilities to help bring their implant systems to market quickly and efficiently. Symmetry Medical pioneered the Total Solutions® business model, gaining many years of experience and significant expertise in fully leveraging this end to end capability.

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

•	Proprietary Symmetry Instruments and Cases. Our established lines of proprietary products allow our customers to complete their proprietary implant systems and bring them to market faster.

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

•
Reduced Total Product Acquisition Costs.  Our comprehensive offerings, including design, engineering, prototyping, project management, production and inventory control, allow our customers to simplify their supply chain, reduce procurement transactions and costs, and streamline inventory levels through increased outsourcing, resulting in lower product acquisition costs.

•
Increased Focus on Marketing and Research and Development Efforts.  Our extensive production capabilities and comprehensive offerings provide a one-stop outsourcing solution and when combined with our Total Solutions® approach for non-core products, allow our customers to focus their resources on their design, development and marketing efforts on their most critical competitive advantages.

•
Rationalized and Reliable Supply Chain.  Our scale, scope of products and Total Solutions® approach allow large orthopedic companies to reduce their number of independent suppliers and focus their internal and procurement operations.

•
Enhanced Product Consistency on a Global Basis.  Our extensive production platform, global quality system, Total Solutions® approach and international presence allow us to meet global demand for orthopedic devices, which is expected to continue to increase.

•
A Strategic Partner for Smaller Companies and Start-ups.  We offer smaller companies and start-ups a proven partner with quality and regulatory systems experience and the ability to support prototype through finished product for companies looking for a strategic global supply chain partner.

We have developed our Total Solutions® offering through strategic acquisitions which expanded our product offerings to include medical cases and trays, additional patented products, enhanced implant finishing capabilities and minimally invasive instrumentation.

Symmetry Surgical Business Segment
Our Symmetry Surgical business segment, headquartered in Nashville, Tennessee, was created in 2011. The segment arose from the integration of the acquired Codman surgical instruments and Olsen Medical lines with our Corporation’s already existing hospital direct business, Specialty Surgical Instrumentation (“SSI”). In 2013 we further expanded Symmetry Surgical with the opening of our Symmetry Surgical Switzerland subsidiary based in Schaffhausen, Switzerland to provide global supply chain management (including for example, strategic sourcing, demand and supply planning and supplier quality) and international customer service for Symmetry Surgical. Symmetry Surgical Switzerland also manages the Corporation's instrument procurement and quality facility located in Tuttlingen, Germany.

Symmetry Surgical offers a broad range of reusable stainless steel and titanium surgical hand-held instruments and retractor systems, sterile disposable surgical products (vein strippers, SECTO dissectors, tonsil sponges and surgical marker pens), and sterilization containers. These products are typically used in the surgical specialties of spine, general/obstetrics/gynecology, microsurgery/neurosurgery, orthopedics, laparoscopy, cardiovascular, thoracic and general surgery in the hospital setting as well as in surgery centers and in select physician offices.

We believe our brands, which include SYMMETRY®, BOOKWALTER® Retractor Systems, RAPIDCLEAN® Surgical Instruments, CLASSIC PLUS® and CLASSIC® Surgical Instruments, MICROSECT®  Surgical Instruments, OLSEN® Electrosurgical Instruments, SECTO® Surgical Dissectors, OPTI-LENGTH® Extended Length Surgical Instruments, MAGNAFREE® Non-Magnetic Surgical Instruments, ACCESS SURGICAL® Endoscopic Surgical Instruments, GREENBERG® Neurosurgical Retractor System,  RILEY TM Sterilization Case and Tray Solutions, QUAD-LOCK® Sterilization Container Systems and ULTRA TM  System Sterilization Container Systems, are respected by clinicians and hospital customers and are backed by intellectual property.

We believe Symmetry Surgical has an appealing offering for customers in the countries we serve. Symmetry Surgical's global supply chain team in Switzerland sources its products from instrument manufacturers in Tuttlingen, Germany and other regions, as well as from Symmetry’s OEM Solutions business. Symmetry Surgical focuses on products that are not competitive with Symmetry’s OEM Solutions customers.

In 2011, we completed the two acquisitions that led to the creation of our Symmetry Surgical business segment that previously consisted of our SSI hospital direct business. On August 15, 2011, for $11,000 in cash, we acquired certain assets of Olsen Medical, a division of PSC Industries, Inc., a privately-owned world leader in the design, development and manufacture of electrosurgical instruments and accessories. Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories. Olsen Medical’s products are primarily sold through our wholly-owned subsidiary, Symmetry Surgical, domestically and internationally.

On December 29, 2011 we acquired the surgical instruments product portfolio from Codman & Shurtleff, Inc., a Johnson & Johnson Company, for $165,687 in cash. This transaction included certain U.S. and Germany-based personnel, as well as the acquisition of inventory, intellectual property, trademarks, regulatory approvals, and an instrument procurement center located in Tuttlingen, Germany. As part of the transaction, Codman & Shurtleff, Inc. provided Symmetry Surgical with transition services. The majority of these services, including U.S. distribution, global quality and regulatory, and distribution through Codman affiliates in select countries outside the U.S. terminated in September 2012. Distribution services continued in the majority of international markets through mid-year 2013 when the transfer of regulatory approvals and local distributor representation occurred.

Symmetry Surgical markets and distributes products to hospitals and other sites of care in the U.S., as well as in over 100 additional countries around the world. Symmetry Surgical Nashville is home to our administrative services as well as U.S. customer service, physical distribution, and western hemisphere sourcing as directed by Symmetry Surgical Switzerland. Our Tuttlingen, Germany facility provides sourcing and quality services for products procured in Germany, as well as other regions of the world as directed by Symmetry Surgical Switzerland. Symmetry Surgical Switzerland provides international customer service, global demand and supply planning, strategic sourcing, supplier quality and manages other Symmetry Surgical supply chain functions. Our U.S. based marketing team collaborates with Symmetry engineers and product developers to create a product pipeline that addresses unmet needs for the surgical specialties which we serve in the product categories in which we compete.

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

Symmetry Surgical’s products are subject to our rigorous quality standards and are only made available to the commercial marketplace after passing inspection tests and appropriate regulatory approvals. Commercial demand is generated by both direct sales representatives and geographically defined authorized distributors in the U.S. as well as many distributors outside the U.S. Symmetry Surgical does not maintain a direct sales force outside the U.S., although we have established regionally-based business development teammates to collaborate with country-based distributors to generate demand and reinforce Symmetry Surgical’s standards for marketing, sales, and compliance. Sales outside the U.S. are accomplished through authorized distributors who purchase products from us and then sell the products to the final customer and are accountable for inventory and accounts receivable in local markets. In the U.S., our direct representatives are compensated in a variety of manners, but primarily via commission. U.S. based distributors are compensated via commission for sales processed by Symmetry Surgical. Customer orders are received by customer service in the U.S. or Switzerland based on their source. U.S. customer and global distributor orders are physically processed at our Nashville, TN headquarters and distributed by third party carriers and freight forwarders worldwide. During the period of transition services (2012 and 2013) provided by Codman & Shurtleff, Inc., Symmetry Surgical sold products to Codman’s U.S. affiliate who, in turn, distributed the products to other Codman affiliates worldwide.

Our Symmetry Surgical offering is based on:

•
Comprehensive Portfolio.  We provide a wide range of surgical products to a broad array of surgical specialties. We offer over 20,000 different products that may be typically used in surgical specialties related to spine, general/obstetrics/gynecology, microsurgery/neurosurgery, orthopedics, laparoscopy, cardiovascular, thoracic and general surgery in the hospital setting as well as surgery centers and in select physician offices.

•
Proprietary Branded Products.  With brands including SYMMETRY®, BOOKWALTER® Retractor Systems, RAPIDCLEAN® Surgical Instruments, CLASSIC PLUS® and CLASSIC® Surgical Instruments, MICROSECT®  Surgical Instruments, OLSEN® Electrosurgical Instruments, SECTO® Surgical Dissectors, OPTI-LENGTH® Extended Length Surgical Instruments, MAGNAFREE® Non-Magnetic Surgical Instruments, ACCESS SURGICAL® Endoscopic Surgical Instruments, GREENBERG® Neurosurgical Retractor System,  RILEY TM Sterilization Case and Tray Solutions, QUAD-LOCK® Sterilization Container Systems and ULTRA TM  System Sterilization Container Systems, that are respected by clinicians and hospital customers and intellectual property-backed products, Symmetry Surgical has an appealing offering for customers in a multitude of specialties.

•
Quality and Regulatory Compliance.  Our quality systems are based upon and in compliance with International Organization for Standardization (“ISO”) requirements and, where applicable, United States Food and Drug Administration (“FDA”) regulations. We believe our level of quality and regulatory compliance systems meet or exceed our customers’ expectations. We continue investing in this area to strengthen our position.

•	Global Reach. Commercial demand is generated by both direct representatives and geographically defined authorized distributors in the U.S. as well as scores of distributors outside the U.S.

We believe Symmetry Surgical offers a number of benefits to our customers, including:

•
Rationalized and Reliable Supply Chain.  Our scale and scope of products allow our customers to reduce their number of suppliers and streamline their procurement. Under the direction of Symmetry Surgical Switzerland, our Tuttlingen, Germany facility provides sourcing and quality services for products procured in Germany, as well as other regions of the world.

•
Research and Development Efforts.  Our extensive product portfolio continues to expand through additions of products based on our own innovation and intellectual property. We also collaborate with surgeons to provide design, development, prototyping, quality and regulatory registration and marketing efforts on proprietary products.

•
Enhanced Products on a Global Basis.  Our extensive product portfolio and distribution capability allows us to meet our customers’ needs across numerous locations (one of our larger U.S. customers has over 1,400 locations) on a timely basis. We also provide these products and services to customers in over 100 countries.

Our Symmetry Surgical segment was built from no sales eight years ago to a peak of 26.1% of total Symmetry Medical sales in 2012. During 2013, Symmetry Surgical sales were reduced to 22.3% of our total sales as a result of a customer moving to direct purchases from Symmetry Medical OEM Solutions as well as revenue erosion primarily due to sales disruptions during the integration of the Codman surgical instruments business into Symmetry Surgical in late 2012 and the first half of 2013.

Business Strategy
To achieve our goal of a more stable revenue growth that is faster than the overall orthopedic market, our business strategy is to gain market share as a preferred supplier to Orthopedic OEM customers, to diversify our revenue base by expanding our direct to hospital surgical instruments business in a manner that is non-competitive with our OEM customers, to leverage our experiences in Symmetry Surgical to create innovation that will benefit both segments, and to capitalize on our strengths in OEM Solutions to serve our customers in adjacent medical device segments. The key elements of our business strategy are to:

OEM Solutions Focus:

•
Develop Strategic Relationships With Our OEM Customers Through Access to Key Decision Makers.  Our scale, scope of products and Total Solutions® approach position us as an important partner with our customers. This position of trust and insight provides access to key decision makers with whom we intend to continue to build strategic relationships.

•
Capitalize on Our Total Solutions® Approach.  We believe that our Total Solutions® approach shortens product development cycles, reduces design and manufacturing costs, and simplifies purchasing and logistics. We intend to aggressively market these benefits to our customers as they continue to look for suppliers who can support broader supply chain needs and capabilities beyond manufacturing.

•
Increase Our Presence In Adjacent Medical Device Surgical Specialties By Diversifying Our Revenue Base and Expanding Our Sales Channels to Market.  Our 2011 acquisitions of Olsen Medical and the Codman surgical instruments portfolio created a larger footprint in the surgical instruments market and a presence in a wide array of surgical interventions - both domestically and abroad. We will continue to grow this channel and will work to leverage this exposure to clinicians, Operating Room (“OR”) Directors, hospital material managers, and hospital sterile processing managers to identify unmet needs for product development that we can bring to our OEM customers in orthopedics and appropriate medical device adjacencies.

•
Increase Sales to Existing Customers by Cross-Selling Products and Offerings.  Our cases are currently sold in nearly every segment of the medical device market. We believe that our diverse customer base offers us a natural entry point to new orthopedic and non-orthopedic customers for our implants, instruments, and other products we may innovate or acquire, and we plan to utilize our access to these customers through the case business to cross-sell these products. We will also look to cross-sell products and offerings to our orthopedic customers in their non-orthopedic divisions.

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

•
Leverage Symmetry Business System.  Like many companies, we are faced with intensifying competition requiring cost reduction initiatives. Benchmarking best practices from companies such as Toyota, Danaher, and General Electric - who all have successfully launched their own improvement based programs around Six Sigma, Toyota Production Systems, and Lean manufacturing - in 2011 we began a journey of continuous improvement with the creation and roll-out of the Symmetry Business System ("SBS"). The SBS is a business process supported by lean tools and a culture of continuous improvement in all facets of the business. Lean is a philosophy of eliminating non-value-adding operations, equipment, and resources. It is our belief that anything that does not add value is waste, such as injuries, defects, excess inventory, over-production, waiting time, motion, transportation, and processing waste. The SBS process will drive the Corporation through a continuous cycle of change and improvement around processes and daily accountability to improve performance. Guiding all efforts is the simple focus on customer-facing priorities to include safety, quality, lead-times, delivery, cost, and innovation. We believe that SBS will be a unique and a clear differentiator for our customers and our core business. We will continue to refine our tools over time and ensure we remain focused on value creation which is based on the voice of the customer.

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

•
Continue Global Presence.  We believe that we can best serve the marketplace with a broad range of manufacturing capabilities, including facilities in close proximity to our customers’ manufacturing and development centers, in high technology/specialized centers, in low cost labor countries, and in markets that provide us with exposure to end consumers to allow us to better serve their needs. Our investments in manufacturing infrastructure and globally based sales professionals will continue to adhere to this approach.

•
Utilize Our Technology and Manufacturing Capacity.  Our expertise in metal processing and, in particular, high integrity net shape forging enables us to utilize capacity and leverage infrastructure by pursing a role as a niche supplier in certain other markets, such as the aerospace sector, where we supply engine aerofoil blades and other similar parts.

Symmetry Surgical Focus:

•
Develop Strategic Relationships With Large Hospital Customers Through Access to Key Decision Makers.  Our scale and expansive scope of products positions us as an important partner with our customers. This position gives us access to key decision makers with whom we intend to continue to build strategic relationships and serve their multiple hospital sites.

•
Continue to Increase Our Presence In Surgical Specialties By Diversifying Our Revenue Base and Expanding Our Sales Channels to Market.  The 2011 acquisitions of Olsen Medical and the Codman surgical instruments portfolio gave us a larger footprint in the surgical instruments market and a presence in a wide array of surgical interventions - both domestically and abroad. We will continue to grow this channel serving clinicians, operating room directors, hospital material managers, and hospital central sterilization to identify unmet needs for product development that we can bring to our direct customers, all while not competing with our OEM Solutions customers.

•
Build Sales Synergies by Cross-Selling Products and Offerings.  Symmetry Surgical offers over 20,000 products to our global customers. We believe we can leverage the sales synergies created by this expansive product offering across these customers and our sales teams to generate increased revenue.

•
Increase New Product Offerings.  Our new product development team identifies and provides solutions to the unmet needs of our customers. We intend to use this dedicated expertise to develop intellectual property and expand our line of innovative and independently developed instruments and cases.

•
Continue to Expand our Collaboration With Proprietary Products.  We believe that comprehensive product offerings and global customer access offer new and innovative medical companies a meaningful channel to market, enabling us to realize revenue through helping these companies bring their products to market, manufacturing those products through Symmetry OEM Solutions, and providing logistic services.

Symmetry Products
In our OEM Solutions business we design, develop and manufacture implants, related surgical instruments and cases for orthopedic device companies. In our current portfolio, in most cases a customer purchase of an implant is a "cost of good" item, while in an instrument or case purchase, it is more often a capital expenditure and depreciated as a marketing expense on the customer's statement of operations. We also design, develop and manufacture products for companies in other medical device markets, such as dental, osteobiologic and endoscopy, and we provide specialized products used in the aerospace market. In our Symmetry Surgical business we procure, market and sell reusable general surgical instruments used in the operating room and purchased by clinicians, operating room directors, and hospital material managers. In addition, we also sell other ancillary products, including instrumentation, fiber optic light sources and non-toxic enzymatic detergent. Our revenue from the sale of instruments, implants, cases and other products through our OEM Solutions segment represented 77.7% of our total revenue in fiscal 2013 with each product category representing 36.1%, 34.3%, 21.7% and 7.9%, respectively, compared with 38.0%, 33.6%, 19.3% and 9.1%, respectively, of our OEM Solutions revenue in fiscal 2012. Revenue from Symmetry Surgical represented 22.3% of our revenue in fiscal 2013 as compared to 26.1% in fiscal 2012.

OEM Solutions - Implants
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

We have the machining expertise needed to provide finished implants to our customers. Some customers purchase finished implants from us, while others purchase unfinished implants and machine them to final specifications. We do not develop or own proprietary products or intellectual property on implant designs. We recently filed for a patent for a coating technology to improve implant performance, which we have offered to license to all OEM customers.

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

OEM Solutions - Instruments
We make high-precision surgical instruments used in hip, knee and shoulder reconstruction procedures, as well as in spinal, trauma and other implant procedures. We design, develop and manufacture implant-specific and procedure-specific instruments. In addition, we have several proprietary orthopedic reamer systems used by many of our large customers. Because of low volume, we typically do not manufacture general surgical instruments, but will procure them as an offering to our customers in order to provide our customers with complete instrument sets.

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

Each implant system typically has an associated instrument set that is used in the surgical procedure to insert that specific implant system. Instruments included in a set vary by implant system. For example, hip and knee implant procedure instrument sets often contain in excess of 100 instruments, whereas revision procedure sets may contain approximately 50 or more instruments. Usually, instrument sets are sterilized after each use and then reused.

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

Our Symmetry-branded products include successful hip, knee and spinal revision systems and a new shoulder system. Instruments that make up revision systems, which are used to remove orthopedic implants, are typically designed for a specific type of procedure but can be used to remove various brands of implants. These self-contained systems include an assortment of osteotome blades that assist the surgeon in separating an implant from cement or bone in-growth where access is limited, while minimizing damage to the bone. Our established revision systems can also be readily modified for a customer by adding additional instruments. In recent years we have seen our Symmetry-branded product sets grow in demand as our large OEM customers distribute the products and we maintain the device files.

OEM Solutions - Cases
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

•
Sterilization Containers.  We produce the lightweight and durable ULTRA TM Container as well as the QUAD-LOCK® system, which is designed for the sterilization of all surgical instruments. These products are primarily sold directly to hospitals through Symmetry Surgical.

•
Other Cases.  We also manufacture and sell cases for arthroscopy, osteobiologic, cardiovascular, ophthalmology, diagnostic imaging and ear, nose and throat procedures. Additionally, we sell sterilization containers through our Symmetry Surgical segment.

OEM Solutions - Other (Specialized Non-Healthcare Products)
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

Symmetry Surgical - General Surgical Instruments and Related Products
We distribute a wide array of general surgical instruments directly to hospitals and other sites of care. These instruments comprise retracting, cutting, dissecting, grasping, cauterizing, ligating, coagulating, hot blade cutting, and bi-polar and mono-polar instruments - both reusable and disposable instruments. Most of these instruments are sold into operating room settings, including neurology, orthopedics, ophthalmology, ENT, reconstructive, cardiovascular, thoracic, vascular, laparoscopic, gynecology, and general surgery. In some cases products are patent protected and are marketed under well-known brands including: SYMMETRY®, BOOKWALTER® Retractor Systems, RAPIDCLEAN® Surgical Instruments, CLASSIC PLUS® and CLASSIC® Surgical Instruments, MICROSECT®  Surgical Instruments, OLSEN® Electrosurgical Instruments, SECTO® Surgical Dissectors, OPTI-LENGTH® Extended Length Surgical Instruments, MAGNAFREE® Non-Magnetic Surgical Instruments, ACCESS SURGICAL® Endoscopic Surgical Instruments, GREENBERG® Neurosurgical Retractor System,  RILEY TM Sterilization Case and Tray Solutions, QUAD-LOCK® Sterilization Container Systems and ULTRA TM  System Sterilization Container Systems. There are over 20,000 products available in our printed catalog.

We offer ancillary products through Symmetry Surgical, including sterilization containers, disposable instrumentation, fiber optic light sources and non-toxic enzymatic detergent, all of which are complementary to our call points and enable us to comprehensively meet customer needs.

Product Development
Our research and development team and our Design and Development Centers provide dedicated expertise and greater coordination for our design, engineering and prototyping offerings. These capabilities support both our OEM Solutions as well as Symmetry Surgical business. Our main Design and Development Center is located in Warsaw, Indiana, where we bring together talented engineering and design personnel and provide them with state-of-the-art design software and prototyping equipment. We also have additional R&D resources in other Symmetry locations in the U.S., Europe, and Asia. Our Design and Development Centers serve to centralize and better institutionalize our design and engineering knowledge and create a fertile environment for new product development. We can coordinate the product development projects for our customers as well as the efforts of our engineers and designers in order to ensure that we have the appropriate people and technology focused on particular product development initiatives. We seek to collaborate with our customers’ product development teams and to assist in the design, engineering and prototyping of new medical device systems from the beginning of the development process. Our sales staff is technically trained and works closely with our customers’ staff. As new product concepts are formulated, our salespeople partner with our design and engineering personnel and utilize the resources of our Design and Development Centers to provide dedicated design teams with exceptional knowledge and experience. As a project evolves, we can rapidly create prototypes of the proposed instrument, case or implant. Working closely with our customers through the conceptual, planning and prototyping stages allows us to quickly scale up for manufacturing when the product is approved for production.

In addition to supporting our customers’ product development efforts, our Design and Development Centers are continuously developing our own product lines, which we refer to as Symmetry-branded products for our OEM Solutions business, or specific branded products for Symmetry Surgical. We develop products by utilizing years of experience and knowledge, investing in research and development and continually seeking to expand our knowledge of the marketplace by consulting surgeons and other end users of our products. We currently offer over 1,500 Symmetry-branded products in OEM Solutions, including instruments for spine, minimally invasive surgical implant procedures, and hip and knee revision systems. We hold 207 issued or pending patents and are investing to increase our patent estate.

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

Customers
Our OEM Solutions business supplies products primarily to manufacturers in the medical device market. Our customers include large orthopedic device manufacturers, including Biomet Inc., DePuy Synthes Companies, part of Johnson & Johnson, (“DePuy”), Medtronic Inc., Smith & Nephew Plc, Stryker Corp. and Zimmer Holdings, Inc. (“Zimmer”), as well as a wide range of start-up and smaller companies in hip, knee, trauma, spine, and extremities. We also have established relationships, primarily through our case product offerings, with leading medical device manufacturers and distributors in numerous other medical device market segments, including BioHorizons, CareFusion, Edward Lifesciences, Karl Storz Endoscopy and St. Jude Medical Inc. Our Symmetry Surgical business supplies products primarily to hospitals and other sites of care. Symmetry Surgical serves virtually every hospital in the U.S. and has a growing presence with hospitals in over 100 countries worldwide. Our relationships with sites of care are often through Group Purchasing Organizations, proprietary hospital chains, or government funded institutions.

In our OEM Solutions business we sell to approximately 600 customers and in our Symmetry Surgical business we sell to over 4,500 customers. Sales to our ten largest customers across total Symmetry represented 60.9% and 59.9% of our revenue in fiscal 2013 and 2012, respectively. Our largest customer, DePuy, accounted for 32.4% of our revenue in fiscal 2013 and 32.4% of our revenue in fiscal 2012, or 29.9% excluding Codman. No other customer accounted for more than 10% of our revenue in fiscal 2013 or fiscal 2012. We typically serve several product teams and facilities within each of our largest customers, which mitigates our reliance on any particular customer. Over the past eight years, we have reduced our concentration in the orthopedic industry through various acquisitions, which increased our presence in non-orthopedic markets. Our Symmetry Surgical segment went from no sales eight years ago, to 22.3% of our total Symmetry sales in 2013. See Note 16 of the consolidated financial statements for additional customer segment information.

We sell our products to customers domestically and in a number of regions outside the U.S. In addition, our customers often distribute globally products purchased from us in the U.S. Set forth below is a summary of percent of revenue by selected geographic locations in our last three fiscal years, based on the location to which we shipped our products:

	Fiscal Year Ended
	2013	2012	2011

United States	73.2%	73.7%	72.8%
Ireland	7.9%	5.4%	6.3%
United Kingdom	6.1%	7.4%	8.2%
Other foreign countries	12.8%	13.5%	12.7%

Total revenues	100.0%	100.0%	100.0%

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

Our Symmetry Surgical sales and marketing efforts emphasize the quality, clinical performance, and comprehensive breadth of our product line. Sales and marketing personnel are predominantly located in the U.S., although we have regionally-based business development leaders to assist in driving growth through our global network of distributors. U.S. sales are through a combination of direct representatives as well as valued distributors in certain geographic regions to generate demand which is processed directly by Symmetry Surgical. Our hospital customers include clinicians, operating room Directors, hospital Materials Management, hospital Central Sterilization, multi-hospital strategic sourcing entities, and Group Purchasing Organizations. Our efforts include: tender opportunities for new or updated operating rooms where customers seek to outfit a full range of capabilities, new surgeons or new services being added to an existing operating room requiring a specific clinical focus of instruments, introduction of specialized clinical innovation and new products, and replacement of existing products which have reached the end of their life cycle. Our customer interactions often involve training and education in the use of our products. Our sales personnel are technically trained and are based in the territories they serve. This enables us to be responsive to the needs of our customers and actively involved in the planning and developing of future opportunities.

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

Our Symmetry Surgical business does limited manufacturing in the U.S. and operates quality and procurement centers in the U.S., Switzerland, and Germany. These centers engage with suppliers (including Symmetry Medical’s OEM Solutions business) to manufacture to our specifications. Our manufacturers use raw materials, including plastic, titanium, cobalt chrome, stainless steel and nickel alloys, and various other components in the manufacture of our products. Although we generally believe these materials are readily available from multiple sources for our manufacturers, they may rely on a limited number of suppliers and in some cases on a single source vendor. For example, we are aware that the patented Radel® R plastic, which is designed to withstand intense heat produced during frequent sterilizations, is sourced from a single supplier for use in our plastic cases.

Quality Assurance
We maintain a comprehensive quality assurance and quality control program, which includes the control and documentation of all material specifications, operating procedures, equipment maintenance and quality control methods. Our quality systems are based upon FDA requirements and the ISO standards for medical device manufacturers. We believe that all of our facilities are currently in substantial compliance with regulations applicable to them. For example, in the U.S., France, Germany, Ireland, Malaysia and United Kingdom these regulations include the current good manufacturing practice regulations and other quality system regulations administered by the FDA. Fifteen of Symmetry’s seventeen manufacturing facilities are currently registered with and subject to inspection by the FDA. Our line of standard cases received FDA 510(k) clearance, which can reduce our customers’ burden in obtaining FDA approval. The Europe, Malaysia and specific U.S. based facilities are ISO registered and audited annually. Our facilities have obtained numerous industry-specific quality and regulatory assurance certifications. We have made investments in statistical process controls to improve our overall quality system.

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

We are not aware of any significant quality issues or concerns, although if we experience a breakdown in our quality systems that result in the sale or manufacture of noncompliant products we could incur costs and loss of business, recalls, lawsuits or other adverse results. In 2013 we had two such recalls executed by Symmetry Surgical. Additionally, during 2013, a major customer at our Clamonta Ltd. subsidiary significantly increased the quality review requirements for our products which resulted in a lack of manufacturing output at this facility.

Regulatory Compliance
We maintain an effective regulatory program to assure compliance with all applicable U.S. and international regulatory standards and directives with regard to both our OEM Solutions and Symmetry Surgical businesses. Our regulatory program focuses primarily on minimizing any risks associated with noncompliance with requirements or standards that could impact our products’ fit, form and function. We also place great emphasis on maintaining and following effective auditing practices and procedures to assure compliance with all internal and external standard operating procedures and 510(k) process requirements. Finally, we conduct ongoing due diligence to monitor and assure compliance with all country of origin requirements and certifications with regard to international regulatory agencies.

We are not aware of any failures to comply with applicable laws and regulations, although we cannot assure you that the costs of compliance or failure to comply with any obligations would not impact our business negatively.

Competition
Our OEM Solutions customers, to varying degrees, are capable of internally developing and producing most of the products we provide. While we believe that our comprehensive offerings and core production competencies allow medical device companies to reduce costs and shorten time to market by utilizing our services, one or more of our customers may seek to expand their development and manufacturing operations which may reduce their reliance on independent suppliers such as us. We compete on the basis of development capability, breadth of product offering, manufacturing quality, total cost/value relationship and on time delivery. We also compete with independent suppliers of implants, instruments and cases to medical device companies. A majority of these suppliers are privately owned and produce some, but not all, of the products required in orthopedic implant systems. We compete with other independent suppliers primarily on the basis of development capability, breadth of product offering, manufacturing quality, costs and on time delivery. We believe that we are the largest independent supplier of implants, instruments and cases to orthopedic device manufacturers. However, other independent suppliers may consolidate and some of our current and future competitors, either alone or in conjunction with their respective parent corporate groups, may have financial resources and research and development, sales and marketing, manufacturing capabilities and brand recognition that are greater than ours. We estimate there to be less than ten (10) competitors who can offer implant manufacturing capabilities from forging/casting to finishing, less than fifty (50) competitors who can offer complete case manufacturing capabilities and nearly 1,000 who compete in instrument or implant machining. In 2013, there were ownership changes at several of our larger competitors, but no significant consolidation occurred.

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

Our research & development team manages our intellectual property across both our OEM Solutions and Symmetry Surgical businesses. Some patents held by our OEM Solutions segment are for products sold by Symmetry Surgical. For those Symmetry Surgical products not manufactured by OEM Solutions, Symmetry Surgical is the patent holder. We currently own 207 issued or pending patents related to our cases, instruments and an implant coating. These patents expire at various times beginning in 2014 and ending in 2032. There are three (3) patents expiring during 2014 which accounted for 3.4% of our 2013 revenue. In 2013, over 24% of instrument and case sales were on Symmetry standard products where we own the intellectual property. We also have 48 issued trademarks and three (3) pending trademarks. Our policy is to protect technology, inventions and improvements that we consider important through the use of patents, trademarks, copyrights and trade secrets in the U.S. and significant foreign markets. If our products were found to infringe any proprietary right of a third party, we could be required to pay significant damages or license fees to the third party or cease production, marketing and distribution of those products. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or other proprietary information we own and to determine the validity and scope of our proprietary rights.

Employees
As of March 6, 2014 we had 2,560 employees. Our employees are not represented by any unions. We believe that we have a good relationship with our employees.

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

We design, develop, manufacture, procure and sell surgical instruments, orthopedic implants, sterilization cases and trays, and aerospace products. The vast majority of the devices we sell to our OEM Solutions customers are manufactured to each particular customer's specifications. None of these products require us to obtain Food and Drug Administration (“FDA”) Premarket Approval (“PMA”) or the foreign country equivalent thereof, as doing so is the respective customer's responsibility. Accordingly, the appropriate U.S. or Non-U.S. regulatory filing is determined and executed by the customer, not the Corporation, and the Corporation plays no role in that process.

The remaining healthcare products which we sell to OEM Solutions customers or to the direct or hospital market are subject to the premarket notification process required by Section 510(k) as Class I or Class II devices with the FDA or foreign country equivalent. These products include our own sterilization containers and instrument products, where we own the underlying intellectual property. Our quality and regulatory team continuously monitors our registration compliance and we believe we are fully compliant with all registration requirements in the U.S. and in all other Non-U.S. markets where we sell these products.

A delay in an OEM Solutions customer's registration and associated PMA required for commercial distribution could directly impact us to the extent that such circumstance could result in a delay in orders related to the associated product launches and the revenue stream associated with them. The new U.S. FDA deadline for device registration and listing requirements was March 31, 2013. We have completed all required registration processes for products that are manufactured with our intellectual property and for which we are responsible for registration and, accordingly, we do not believe that we have any material risk or exposure in this regard. Thus, the new FDA requirement did not and will not impact sales of our own products to the marketplace. At this time, there is no Non-U.S. requirement to register as a contract manufacturer, so we do not anticipate any issues with Non-U.S. jurisdictions.

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

Executive Officers of the Registrant
Set forth below are the name, age, position and a brief account of the business experience of each of the Corporation’s executive officers as of March 6, 2014.

Name	Age	Position
Executive Officers:
Thomas J. Sullivan	50	President and Chief Executive Offer
Fred L. Hite	46	Senior Vice President, Chief Financial Officer and Investor Relations Officer
Thomas W. Barrett	49	Senior Vice President and Chief Commercial Officer, OEM Solutions
Christopher G. Cummins	44	Senior Vice President and Chief Manufacturing Officer, OEM Solutions
Ajey S. Atre	44	President of Symmetry Surgical
Stephen Hinora Jr.	53	Senior Vice President of Quality Assurance/Regulatory Affairs
David C. Milne	46	Senior Vice President of Human Resources, General Counsel, Compliance Officer and Corporate Secretary
Ronda L. Harris	43	Chief Accounting Officer

Thomas J. Sullivan has served as President and Chief Executive Officer and has been a member of the Board of Directors since January 17, 2011. Mr. Sullivan joined the company from Johnson & Johnson (“J&J”) where he held several executive and functional leadership roles from 1990, when he joined as an intern, until 2011. From 2005 to 2007, Mr. Sullivan was the President of DePuy Orthopaedics, Inc. From 2002 to 2005 he served as President of J&J Medical Products Canada. From 1999 to 2001, Mr. Sullivan served as General Manager for J&J Gateway LLC and Worldwide Vice President of e-Business. In his most recent role at J&J, Mr. Sullivan was the President of the Supply Chain & Business Process Division of J&J Health Care Systems Inc. Prior to J&J, Mr. Sullivan served in management roles at Bell Atlantic / Verizon. Mr. Sullivan graduated as a Palmer Scholar from The Wharton School in 1991 where he earned an MBA in Strategic Management and Information Technology. He also holds a Bachelor of Science magna cum laude in Applied Mathematics and Computer Science from the University of Pittsburgh.

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

In 2007, the Corporation discovered accounting irregularities at its Sheffield, UK operating unit, resulting in a restatement of certain financial reports and an SEC inquiry. In July 2006, Mr. Hite received a status report from the Corporation's internal auditor for submission to the Corporation's Audit Committee for consideration at its next meeting that claimed to have identified problematic transactions at the Sheffield unit, asserted that Sheffield personnel had not provided requested evidence, and implied the potential presence of deeper accounting issues there. The report also sought permission to solicit outsourcing proposals from “Big Four” accounting firms to provide internal control testing and financial audits at the unit due to staffing limitations in the internal audit department. Although Mr. Hite provided the report to the Corporation's controller and its independent accounting firm, and discussed its contents with them and with the internal auditor, he did not provide a copy of the report to the Audit Committee. Following the internal auditor's resignation shortly thereafter, Mr. Hite hired a new internal auditor and directed her to focus her efforts on the issues at the Sheffield unit. He also subsequently expanded the internal audit department to include four individuals, one of whom is located in the Sheffield facility.

On January 30, 2012, without admitting or denying the Commission's findings therein, the Corporation and Mr. Hite consented to the entry of an order in which the Commission found, among other things, that in failing to deliver the internal auditor's report to the Audit Committee, Mr. Hite circumvented the Corporation's internal accounting controls in violation of Section 13(b)(5) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and was a cause of the Corporation's violation of Section 13(b)(2)(B) of the Exchange Act. Pursuant to the order, Mr. Hite agreed to: (i) cease and desist from committing or causing any violation or future violations of Section 13(b)(5) of the Exchange Act and Section 304(a) of the Sarbanes-Oxley Act of 2002, and from causing any violation and any future violation of Section 13(b)(2)(B) of the Exchange Act, (ii) pay a civil monetary penalty, and (iii) reimburse the Corporation for incentive compensation received during the statutory time period established by the Sarbanes-Oxley Act.

Thomas W. Barrett has served as Senior Vice President and Chief Commercial Officer, OEM Solutions since February 2013. Prior to this position, Mr. Barrett had served as Symmetry Medical’s Senior Vice President Worldwide Instruments since joining the company in November 2011. Prior to joining Symmetry Medical, Mr. Barrett served as Vice President of Operations for Medrobotics Corporation, with previous service as SVP of Operations and SVP of Business Development for Keystone Dental. From 2005 – 2007 Mr. Barrett was Senior Vice President of the Orthopedics Division at Accellent and, from 1991 – 2004, he served in various positions for Stryker, including Vice President of Operations for Stryker Biotech. Mr. Barrett holds a Bachelor of Science Degree in Mechanical Engineering from Union College and a MBA from the Harvard Business School.

Christopher G. Cummins has served as Senior Vice President and Chief Manufacturing Officer, OEM Solutions since February 2013. Mr. Cummins joined Symmetry Medical in 2011 as Senior Vice President Worldwide Cases. In 2012, his responsibilities were expanded to include Worldwide Implants and Aerospace. Prior to joining Symmetry, Mr. Cummins ran multiple aerospace and industrial business units within Danaher Corporation, where he honed his skills as a strong champion of lean and continuous improvement tools. Mr. Cummins received his B.S. from Purdue University and his MBA from Arizona State University.

Ajey S. Atre joined Symmetry Medical in 2013 as the President of Symmetry Surgical. Ajey has over 20 years of experience in the Medical Devices Industry, including service as the General Manager of Zimmer’s (NYSE:ZMH) Trabecular Metal Technologies business from 2008 - 2013, where he had responsibility for strategic planning, new product development, market development, global revenue expansion and surgeon education. Prior to Zimmer, Mr. Atre was employed at DJO Global's Aircast Division from 2003 to 2008. At DJO, his experience included Sales, Engineering and Operations positions. Mr. Atre holds a Master’s of Science in Biomechanical Engineering from the New Jersey Institute of Technology and a Bachelor's of Science in Mechanical Engineering from the College of Engineering, Pune, in India. He earned a Master's in Business Administration with Honors from the Harvard Business School.

Stephen Hinora Jr. joined Symmetry Medical, at the time Othy Inc., in 1988 and since February 2014, Mr. Hinora has been serving as Senior Vice President of Quality Assurance and Regulatory Affairs. Prior to this position from 2010 - 2014, Mr. Hinora served as Global Vice President of Quality & Regulatory Affairs. From 2008 - 2010, Mr. Hinora served as the Vice President of Quality & Regulatory Affairs U.S. Operations with previous service as Quality Assurance and Regulatory Affairs

Director and preceding Manager at the Warsaw IN facilities. From 1985 - 1988 Mr. Hinora had supported Quality Assurance functional responsibilities for Owens-Illinois Inc.’s Kimble HealthCare Division, a Pharmaceutical industry service provider of ampules and vials. Mr. Hinora is a Certified Six Sigma Black and ASQ Certified Auditor. Mr. Hinora’s experience includes the application of Lean Principles and Risk Management process improvement tools. Mr. Hinora received both his B.S. in Pharmaceutical Sciences and M.B.A in Business Administration from Concordia University

David C. Milne joined Symmetry in 2009 as Senior Vice President of Human Resources, General Counsel and Corporate Secretary. From 2000 through 2009 Mr. Milne was employed by The Steak ‘n Shake Company (NYSE: SNS), where he most recently served as Vice President, General Counsel and Corporate Secretary. After graduating cum laude from the Indiana University School of Law, Mr. Milne practiced with Bose, McKinney & Evans and Scopelitis, Garvin, Light, Hanson & Feary where he concentrated on representing employers in labor and employment law matters. Mr. Milne received his undergraduate degree from Wabash College and his MA English Literature from Indiana University, Bloomington.

Ronda L. Harris joined Symmetry in 2008 with extensive experience in financial management, planning and implementation of effective financial reporting and financial control processes. Prior to joining Symmetry, Ms. Harris served as Assistant Controller of General Electric’s Consumer and Industrial Business. Ms. Harris began her career at PricewaterhouseCoopers. She received a Bachelor of Science degree in Accounting from Indiana University and became a Certified Public Accountant in 1997.

For information regarding our directors, and additional information regarding our executive officers, see our 2014 Proxy Statement which will be filed with the Securities Exchange Commission no later than 120 days after the end of our fiscal year.

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

Item 1A.  Risk Factors
We face a variety of risks in our business. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of or that we currently believe to be immaterial, may also become important factors that affect us. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to Our Business

•	We depend heavily on sales to our five largest OEM customers, and our business could be adversely affected if any of them reduced or terminated purchases from us.
A limited number of large orthopedic device manufacturers, all of whom are our customers, control the predominant share of the orthopedic device market. We depend heavily on revenue from the top five companies in the orthopedic industry. Revenue from our ten largest customers represented approximately 60.9% of our revenue in fiscal year 2013 and 59.9% of our revenue in fiscal year 2012. Our largest customer accounted for approximately 32.4% of our revenue in the fiscal years 2013 and 2012.

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

•
Loss of a large Group Purchasing Organization contract, a proprietary hospital system contract, a large U.S. distributor or a country specific international distributor could adversely affect Symmetry Surgical’s revenue and could adversely affect our business.

We maintain positive relations with several Group Purchasing Organizations and large proprietary hospital systems. As these organizations continue to pursue cost reduction opportunities, they may demand contractual concessions which we are not willing to accept. Additionally, inside the U.S. we are represented in some local markets by independent distributors and outside the U.S., we sell through country specific distributors either of whom may also demand contractual concessions which may be undesirable for us in that market. While we believe we could pursue other distributors in local and global markets and engage GPO or hospital system hospitals directly, the loss of their contracts would impede our ability to generate demand and revenue and could adversely affect sales and profitability.

•
If we are unable to continue to improve our current products, develop new products or achieve customer quality expectations; we may experience a decrease in demand for our products, our products could become obsolete, or we may incur higher costs in attempts to respond to customer expectations.

We sell our products to customers in markets that are characterized by technological change, product innovation and evolving industry standards and expectations. We are continually engaged in product development and improvement programs, both in collaboration with our customers and independently. Our customers may engage in additional in-house development and manufacturing, and if the product advances we make are not sufficient for their needs, they may instead rely on internal capabilities. In addition, our independent competitors may produce products that are more appealing to our customers and thereby impair our ability to compete effectively with them. Our competitors’ product development capabilities could also become more effective than ours, and their new products may get to market before our products, may be more effective or less expensive than our products or render our products obsolete. Increased regulatory pressures and longer approval processes may impair our ability to develop and assist our customers in developing innovative products, as well as our ability to do so on a commercially effective timeline. If our customers change or increase quality expectations or requirements, and we are unable to achieve them and competitors are, we may lose volume. Additionally, we may significantly increase our costs in attempts to achieve customer quality expectations. If one or more of these events were to occur, our business, financial condition and results of operation could be adversely affected. Further, in recent years customers have increased their quality expectations and we have increased our investment in internal quality as well as new product development and there is a risk that we may not realize the financial returns expected from that investment, which could also adverse impact our business.

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

•	Continued changes in the healthcare industry, our competitors or our customers may require us to decrease the selling price for our products.
Trends towards healthcare cost containment as well as the recently implemented 2.3% medical device excise tax could adversely affect the sale and/or prices of our products. We have provided some price rebates to some of our larger customers in recent years and we expect customer pressure for price reductions will continue. We are party to group purchasing organizations, which negotiate pricing for member hospitals, which require price discounts for certain products. Pricing pressure may have an impact our financial results.

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

The sales and marketing of medical products is coming under increased scrutiny by the FDA and other regulatory agencies and enforcement bodies, including but not limited to the federal Anti-Kickback Statute, state anti-kickback laws and the federal Physician Payment Sunshine Act. If our sales and marketing activities fail to comply with FDA regulations or guidelines, or other applicable laws, we may be subject to warnings or enforcement actions from the FDA or other enforcement bodies.

•	Any claims in excess of our insurance coverage limits may result in substantial costs and a reduction in its available capital resources.
We maintain property insurance policies covering physical damage to its equipment, facilities, buildings and inventory; employer’s liability insurance generally covering death or work injury of employees; product liability insurance covering product liability claims arising from the use, consumption or operation of its products; general liability insurance covering certain incidents to third parties that occur on or in the premises of the Corporation; business interruption insurance, and directors and officers liability insurance, among others. Our insurance coverage, however, may not be sufficient to cover all claims. As we expand our Symmetry Surgical sales efforts into multiple international countries it may increase the risk of claims.

•
Our Symmetry Surgical sales efforts may be impaired by consolidation of customers or an inability to compete with regard to pricing or products, or the replacement of reusable surgical instruments with single use instruments.

Our Symmetry Surgical segment’s direct sales success relies upon its ability to provide products to customers on competitive price, delivery and quantity terms. If our sales efforts are unable to bring our value proposition to our customers, customers may consider competitive products or less expensive alternatives of our own. Some of our customers utilize a single or small group of suppliers, and some producers utilize a small or limited group of distributors. If consolidation in the hospital industry continues we may lose customers that are absorbed into larger hospital companies that work with a limited number of competitive suppliers. In addition, our competitors may provide products similar to ours on a more price competitive basis, or we may find that we are unable to secure necessary products on a price or quantity basis required by our customers. Further, we may be unable to secure distribution rights for products required by our customers, causing them to consolidate their purchasing with competitors who are able to provide such products. Some of the manufacturers for whom we provide distribution services might decide to sell directly to customers, bypassing our distribution services. Finally, concerns with infection could result in the marketplace migrating from reusable surgical instruments to single use instruments. Given that several of our OEM Solutions compete in that marketplace, Symmetry Surgical could not follow this trend with new products, resulting in the potential for lost revenue due to market contraction. If any of these events should occur, it would impair our direct sales business and cause a decline in revenue and profit.

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
Our operating results have fluctuated in the past and may vary significantly from quarter to quarter or year to year in the future due to a combination of factors, many of which are beyond our control. These factors include, but are not limited to:

◦	the timing of significant orders and shipments, including the effects of changes in inventory management practices by our customers;

◦	the number, timing and significance of new products and product introductions and enhancements by us, our customers and our competitors;

◦	changes in pricing policies by us and our competitors;

◦	changes in medical treatment or regulatory practices;

◦	delays caused by the regulatory approval process for our new products;

◦	restrictions and delays caused by regulatory review of our customers’ products;

◦	our ability to meet customer demand for certain products or types of products;

◦	the utilization of our manufacturing assets;

◦	significantly changing quality and regulatory requirements from the FDA and our customers;

◦	recalls of our or our customers’ products; and

◦	availability and cost of raw materials.
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

In recent years we have seen a trend to more customer specific implants or robotic surgery which require less instrument sets and if this trend were to increase, it may reduce the demand for our reusable instruments. We have also seen a trend to try and replace reusable instruments, which we largely make, with disposable instruments, which we do source on a limited basis. If this trend gains significant momentum, we would have to retool our facilities to support this demand. We have also seen several large manufacturers begin reprocessing of single use devices for resale despite single use labeling. If this trend gains momentum, it could place pricing pressure on some Symmetry Surgical instrument products.

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

Additionally, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act imposes new disclosure requirements regarding the use of “conflict minerals” in products that originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the pricing, sourcing and availability of minerals used in certain of our products, disrupt our supply of raw materials, or adversely impact the price that we pay for certain raw materials. There will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. We may also encounter challenges with our customers and shareholders if we are unable to certify that our products are conflict free.

•	Our current and future levels of indebtedness may limit our ability to operate our business, finance acquisitions and pursue new business strategies.
As of December 28, 2013, our total indebtedness, including long-term senior secured debt and capital lease obligations was $173,420 and we had $45,000 of our $200,000 revolving credit facility remaining available. Our revolving credit facility, maturing in November 2015 and our bank term loans, maturing in December 2016, all contain covenants limiting our ability to incur additional indebtedness.

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

Our ability to service our level of indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, including but not limited to all of the factors and risks discussed herein. Some of these factors are beyond our control. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among others, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we may be required to refinance our debt or to dispose of assets to obtain funds for such purpose. We cannot be certain that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our debt instruments. To the extent we incur additional indebtedness or other obligations in the future, the risks associated with our indebtedness described above, including our possible inability to service our debt, would increase.

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
Our future capital needs are uncertain and we may need to raise additional funds in the future through debt or equity offerings. Our future capital requirements will depend on many factors, including, but not limited to:

◦	revenue generated by sales of our products;

◦	expenses incurred in manufacturing and selling our products;

◦	costs of developing new products or technologies;

◦	costs associated with capital expenditures;

◦	costs associated with our expansion;

◦	costs associated with regulatory compliance, including maintaining compliance with the quality system regulations imposed by the FDA;

◦	the number and timing of acquisitions and other strategic transactions;

◦	working capital requirements related to growing new acquisitions or existing business;

◦	expansion of our international or domestic facilities; and

◦	costs of litigation, awards or other legal issues that arise.

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
As a result of acquisitions, we have accumulated a substantial amount of goodwill, amounting to $182,178 as of December 28, 2013, or 35.3% of our total assets as of such date. Goodwill and certain intangible assets are not amortized but rather are tested for impairment by us annually or more frequently if an event occurs or circumstances develop that would likely result in impairment. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action, unanticipated competition or financial restatements.

During 2013, the Corporation conducted its annual impairment test and determined that impairment existed for three reporting units. The impairment charge is $51,942 for goodwill and other assets and has been recorded in the condensed consolidated statements of operations within asset impairment. See Note 5 for additional information.

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

We seek to protect our trade secrets, know-how and other unpatented proprietary technology, in part, with confidentiality agreements with our employees, independent distributors and customers. We cannot confirm, however, that:

◦	these agreements will not be breached;

◦	these agreements will be enforced by a court or other judicial body;

◦	we will have adequate remedies for any breach; or

◦	trade secrets, know-how and other unpatented proprietary technology will not otherwise become known to or independently developed by our competitors.

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

Any litigation or claims against us, whether or not successful, could result in substantial costs and could harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

◦	cease selling or using any of our products that incorporate the challenged intellectual property, which could adversely affect our revenue;

◦	obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and

◦
redesign or, in the case of trademark claims, rename our products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do so.

•	We are subject to risks associated with our foreign operations.
We have significant international operations and we continue to expand and grow these operations. We have operations in the United Kingdom, France, Ireland, Malaysia, Switzerland, and Germany and sales into over 100 countries. Certain risks are inherent in international operations that could have an adverse impact on our business, results of operations or profitability, including, but not limited to:

◦	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

◦	foreign customers who may have longer payment cycles than customers in the U.S.;

◦
tax rates in certain foreign countries that may exceed those in the U.S. and foreign earnings that may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

◦	general economic and political conditions in countries where we operate or where end users of our products reside;

◦	difficulties associated with managing a large organization spread throughout various countries;

◦	changes in governmental approaches to foreign industry;

◦	changes in tax, training or other incentives upon which we relied (or rely) in deciding to do business in a particular country;

◦	wars, insurrections or other strife;

◦	difficulties in enforcing intellectual property rights;

◦	compliance obligations under a variety of foreign laws and regulations; and

◦	compliance with complex international laws and regulations.

In addition, compliance with complex international and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, the Foreign Corrupt Practices Act, the U.S. Bribery Act of 2010, and similar worldwide and local anti-bribery laws in non-U.S. jurisdictions, which generally prohibit companies and their intermediaries from making improper payments. Violations of these laws and regulations could result in fines, penalties, criminal sanctions against us, or officers, or our employees, and damage our reputation. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations as well as training on such policies and procedures, there can be no assurance that our employees, contractors, distributors and agents will not violate our policies.

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

In the past eight years, we have completed eight acquisitions. In the future, we may seek to acquire additional businesses or product lines for various reasons, including providing new product manufacturing capabilities, adding new customers, increasing penetration with existing customers or expanding into new geographic markets. Our ability to successfully grow through additional acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings. These additional efforts could divert the attention of our management and key personnel from our business operations and integration of our recently completed acquisitions. If we complete additional acquisitions, we may also experience:

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
We generate a significant portion of our revenue and incur a significant portion of our expenses in currencies other than U.S. dollars. We have operations in the United Kingdom, France, Ireland, Malaysia, Switzerland and Germany as well as sales in over 100 countries. Currency exchange rates are subject to fluctuation due to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments. To the extent that we are unable to match revenue received in foreign currencies with costs incurred in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results. During 2013, we hedged approximately 60% of our Symmetry Surgical segment exposure of U.S. annual purchases payable in Euros.

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
Currently, none of our U.S. facilities are unionized. However, in the last decade, our employees at two of our locations have engaged in some consideration of becoming unionized, although they have decided against doing so. Certain foreign facilities have a works counsel or similar group in place pursuant to applicable local country laws and regulations. In addition, some of our orthopedic device customers and some suppliers have unionized work forces. While we have not experienced any adverse effects from work stoppages or slow-downs at our customers’ or suppliers’ facilities, work stoppages or slow-downs experienced by us, our suppliers or our customers or their suppliers could result in slow-downs or the interruption of production at facilities where our products are made or used. We cannot assure you that we will not encounter strikes, further unionization efforts, new labor laws, or other types of conflicts with labor unions or our employees, which could have an adverse effect on our financial results.

•
If a natural or man-made disaster strikes one or more of our manufacturing and distribution facilities or Information Technology infrastructure, we may be unable to manufacture certain products for a substantial amount of time and our revenue could decline.

We have seventeen manufacturing and distribution facilities located in the U.S., United Kingdom, France, Ireland, Malaysia, Switzerland and Germany. These facilities and the manufacturing equipment and personnel know-how that we use to produce and distribute our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. In the event that one or more of our facilities was affected by a disaster, we would be forced to attempt to shift production to our other manufacturing facilities or rely on third-party manufacturers, and our other facilities or a third-party manufacturer may not have the capability to effectively supply the affected products. Our Symmetry Surgical business provides global distribution from our Nashville, Tennessee headquarters. Should a disaster strike this facility, we would be forced to attempt to shift distribution to another facility in the U.S. or Europe and adversely affect our ability to ship and invoice product. Disruptions to the global transportation network could also affect our ability to ship and invoice product. Although we have insurance for damage to our property and the interruption of our business, this insurance may not be sufficient in scope or amount to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

The efficient operation of our business is dependent on the support of our information technology systems. In addition, despite our security measures and our best attempts, our systems may be damaged by viruses, disasters, hackers, hardware failure, power failure or other disruptions. Any significant disruption could adversely affect our ability to operate efficiently which could negatively impact our sales and profits.

•	We may experience difficulties, delays, performance impact or unexpected costs from consolidation of facilities.
In past years, we have consolidated facilities which resulted in higher costs and delayed deliveries. In the future, we may be required to further consolidate our operations in order to improve our cost structure, achieve increased operating efficiencies, and improve our competitive standing or results of operations and/or to address unfavorable economic conditions. We may also lose favorable tax incentives or not be able to renew a lease on acceptable terms, resulting in the need to consolidate. As part of these actions, we may further reduce staff, make changes to certain capital projects, close certain production operations and abandon leases for certain facilities that will not be used in our operations. In conjunction with any actions, we will continue to make significant investments and build the framework for our future growth. We may not realize, in full or in part, all of the anticipated benefits and savings from these efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve or maintain all of the resulting savings or benefits to our business or other unforeseen events occur, our business and results of operations may be adversely affected.

As a result of the current economic environment, we have worked and will continue to work to increase cost efficiencies and to reduce discretionary expenditures, and in the event the economy does not continue to recover, or if it further deteriorates, we may also be required to consider further steps to improve our cost structure. Additionally, the anticipated benefits of our cost reduction initiatives are based on forecasts which could vary substantially from actual results, and we cannot provide assurance that any such cost saving initiatives will not have a material adverse effect on our business.

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

We compete with many manufacturers to develop and supply implants, surgical instruments and cases to a limited number of large orthopedic device manufacturers. As a result, orthopedic device manufacturers (and the other industries in which we market our products) have historically had significant leverage over their independent suppliers. For example, independent suppliers like us are subject to continuing pressure from the major orthopedic device manufacturers to reduce the cost of products while maintaining or increasing quality levels. In the past, the medical device industry has experienced substantial consolidation. If the medical device industry, and the orthopedic device industry in particular, continue to consolidate, competition to provide products to orthopedic device manufacturers may become more intense. Orthopedic device manufacturers may seek to use their market power to negotiate price or other concessions for our products. If we are forced to reduce prices or if we lose customers because of competition, our revenue and results of operations would suffer. In recent years, the industry has experienced a lack of demand and competition has become more aggressive trying to win orders and fill their facilities.

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

The regulations to which we and our customers are subject are complex, change frequently and have become more stringent over time. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state levels. The FDA has implemented a substantial 510(k) reform amendment that has changed the requirements and review process. The FDA may also review all current and past 510(k)s to assure they are compliant with current regulatory requirements. These regulations may potentially increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. In 2012, the FDA required all contract manufacturer companies that produce a finished medical device to register in the Electronic Registration and Listing System (FURLS). If a device requires a premarket approval or notification before being marketed in the US, then the owner/operator needs to submit the FDA premarket submission number (510(k), PMA, PDP, HDE). The FDA has also implemented new Device Registration and Listing requirements requiring all contract manufacturers and sterilizers of finished devices to register and list regardless of whether they put the device into commercial distribution or return the device to the manufacturer or specification developer will therefore also be subject to potential future FDA audit inspections. Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we sell our products in foreign countries, we may be subject to rigorous regulation in the future. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated revenue.

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

In March 2010, the U.S. Congress adopted and President Obama signed into law comprehensive health care reform legislation through the passage of the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the PPACA which significantly impacts the medical device industry. To help offset the cost of the healthcare reforms provided therein, the legislation imposed a 2.3% excise tax on all domestic sales of medical devices after December 31, 2012. With the addition of the 2.3% excise tax, the medical device industry will bear a significant additional cost burden, or be required to find ways to pass such costs on to its customers. We cannot predict with certainty the ultimate effect the federal health care reform will have on us. While it is too early to estimate the future impact of the excise tax or any health care reform, in general, on our business, the legislation could have a material adverse effect on our customers’ businesses and our business, cash flows, financial condition and results of operations.

Many significant parts of the law will be phased in over the next decade and require further clarification in the form of regulations. As a result, many impacts will not be known until those regulations are enacted.

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
Changing laws, regulations and standards, including those relating to corporate governance and public disclosure such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and recently enacted SEC regulations, have created additional compliance requirements for companies such as ours. These include the reporting of the use of conflict minerals. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in operational expenses and a diversion of management’s time from other business activities.
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
There has been significant volatility in the market price and trading volume of securities of companies operating in the medical device industry, including our company, which has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Price declines in our common stock could result from general market and economic conditions and a variety of other factors, including:

◦	actual or anticipated fluctuations in our operating results;

◦	our announcements or our competitors’ announcements regarding new products, significant contracts, acquisitions or strategic investments;

◦	loss of any of our key management or technical personnel;

◦	conditions affecting orthopedic device manufacturers or the medical device industry generally;

◦	product liability lawsuits against us or our customers;

◦	clinical trial results with respect to our customers’ medical devices;

◦	changes in our growth rates or our competitors’ growth rates;

◦	developments regarding our patents or proprietary rights, or those of our competitors;

◦	FDA and international actions with respect to the government regulation of medical devices and third-party reimbursement practices;

◦	public concern as to the safety of our products;

◦	changes in health care policy in the U.S. and internationally;

◦	conditions in the financial markets in general or changes in general economic conditions;

◦	our inability to raise additional capital;

◦	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the medical device industry generally, or lack of analyst coverage of our common stock;

◦	sales of our common stock by our executive officers, directors and five percent stockholders or sales of substantial amounts of common stock;

◦	changes in accounting principles; and

◦	the announcement of financial restatements.

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

Provisions of the Delaware General Corporation Law, our Certificate of Incorporation and our Bylaws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

◦	providing for a classified board of directors with staggered terms;

◦	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and by-laws;

◦	eliminating the ability of stockholders to call special meetings of stockholders;

◦	prohibiting stockholder action by written consent;

◦	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

◦	limiting the ability of stockholders to amend, alter or repeal the by-laws; and

◦	authorizing of the board of directors to issue, without stockholder approval, shares of preferred stock with such terms as the board of directors may determine and shares of our common stock.

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

Location	Principal Use	Approximate Square Footage	Own/ Lease	Segment
Avilla, Indiana	Instrument and implant design and manufacturing	40,000	Lease	OEM Solutions
Cheltenham, United Kingdom	Instrument design and manufacturing	25,000	Lease	OEM Solutions
Claypool, Indiana	Instrument design and manufacturing	33,800	Own	OEM Solutions
Cork, Ireland	Implant finishing	18,000	Lease	OEM Solutions
Fort Wayne, Indiana	Administrative offices	4,500	Lease	OEM Solutions
Hillburn, New York	Implant finishing	11,800	Lease	OEM Solutions
Lansing, Michigan	Implant design, forging and machining	65,000	Own	OEM Solutions
Lansing, Michigan	Implant finishing and Design and Development Center	15,000	Own	OEM Solutions
Manchester, New Hampshire	Plastic and metal case design and manufacturing	122,000	Lease	OEM Solutions
Louisville, Kentucky	Instrument finishing and packaging operation	25,000	Lease	Symmetry Surgical
Nashville, Tennessee	Medical products distribution; Symmetry Surgical administrative headquarters	43,000	Lease	Symmetry Surgical
New Bedford, Massachusetts	Instrument and implant manufacturing	85,000	Own	OEM Solutions
Penang, Malaysia	Case, instrument and implant design and manufacturing	80,000	Lease	OEM Solutions
Schaffhausen, Switzerland	Symmetry Surgical non-U.S. customer service and global supply chain management	900	Lease	Symmetry Surgical
Sheffield, United Kingdom	Implant and specialized non-healthcare product design, forging, casting and machining	120,500	Own	OEM Solutions
Sheffield, United Kingdom	Implant machining	43,400	Own	OEM Solutions
Tuttlingen, Germany	Instrument procurement and quality center	5,400	Lease	Symmetry Surgical
Wambrechies, France	Case design and manufacturing	25,000	Lease	OEM Solutions
Warsaw, Indiana	Instrument design and manufacturing	58,000	Own	OEM Solutions
Warsaw, Indiana	Design and Development Center; Corporate Headquarters	15,800	Own	OEM Solutions
Warwickshire, United Kingdom	Specialized non-healthcare machining	20,300	Own	OEM Solutions
	Total square footage	857,400

We own approximately 16 acres of land in Warsaw, Indiana, and approximately 9 acres in Lansing, Michigan. These sites are available for future expansion.

All of our owned properties in the U.S. are encumbered by our Amended Credit Agreement (see Note 9 of our consolidated financial statements). Our capital lease arrangements are discussed in Note 10 of our Financial Statements.

Item 3.  Legal Proceedings
None

Item 4.  Mine Safety Disclosures
Not Applicable

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange (“NYSE”) under the trading symbol SMA. As of March 6, 2014, there were approximately 131 registered holders of record of our common stock. The transfer agent and registrar for our common stock is Computershare Trust Company, N.A., P.O. Box 30170, College Station, TX 77842-3170, telephone (800) 962-4284.

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

Our common stock has been listed on the New York Stock Exchange since our initial public offering on December 9, 2004. The following table sets forth, for the period indicated, the highest and lowest sale price for our common stock by quarter for 2013 and 2012, as reported by the New York Stock Exchange:

	2013		2012
	High	Low	High	Low
Fourth Quarter	$10.12	$7.69	$10.64	$8.12
Third Quarter	$9.41	$7.76	$10.11	$7.49
Second Quarter	$12.83	$7.44	$8.79	$6.65
First Quarter	$11.53	$9.85	$8.38	$6.41

The closing sale price for our common stock on March 6, 2014 was $10.55.

Unregistered Sales of Equity Securities and Use of Proceeds
The following information is provided pursuant to Item 703 of Regulation S-K:
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Share (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2013	5,673	$8.19	—	—
November 2013	6,765	$8.11	—	—
December 2013	33,753	$9.27	—	—
The shares repurchased represent shares of our common stock that employees elected to surrender to the Corporation to satisfy their tax withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

Total Return Graph (Unaudited)
The following graph compares the cumulative total return on the Corporation’s common stock during the last five fiscal years with the S&P 500 Stock Index, the S&P Health Care Index and the RDG SmallCap Medical Devices Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested Symmetry Medical Inc. stock or the indices on December 31, 2008 and assumes the reinvestment of all dividends. No dividends have been declared or paid on the Corporation’s common stock. The graph depicts the change in the value of common stock relative to the indices at the end of each fiscal year and not for any interim period. Returns over the indicated period should not be considered indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Symmetry Medical, Inc., the S&P 500 Index, the S&P Health Care Index,
and the RDG SmallCap Medical Devices Index
* $100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
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

	Fiscal Year Ended
	2013	2012	2011¹	2010	2009
	(in thousands, except share data)
Consolidated Statements of Operations Data:
Revenue	$399,992	$410,505	$359,046	$360,830	$365,943
Cost of revenue	297,936	301,449	287,897	281,132	278,926
Gross profit	102,056	109,056	71,149	79,698	87,017
Research and development expenses	4,572	4,152	4,040	3,374	2,843
Sales and marketing expenses	26,025	26,380	17,455	17,931	14,744
General and administrative expenses	46,294	44,857	37,163	29,224	30,276
Asset impairment²	51,942	—	1,529	—	—
Facility closure and severance costs³	1,582	622	2,710	961	2,822
Operating income (loss)	(28,359)	33,045	8,252	28,208	36,332
Interest expense, net	17,679	19,620	3,862	5,698	6,647
Loss on debt extinguishment[4]	4,460	—	—	828	—
Derivative valuation (gain) loss[5]	242	(242)	—	(1,328)	(1,173)
Other	1,691	(102)	400	1,111	428
Income (loss) before income taxes	(52,431)	13,769	3,990	21,899	30,430
Income tax expense (benefit)	(16,633)	4,642	1,098	7,928	8,646
Net income (loss)	$(35,798)	$9,127	$2,892	$13,971	$21,784

Net income (loss) per share:
Basic	$(0.99)	$0.25	$0.08	$0.39	$0.61

Diluted	$(0.99)	$0.25	$0.08	$0.39	$0.61

Weighted average common shares and equivalent shares outstanding:
Basic	36,327	35,987	35,576	35,451	35,308
Diluted	36,327	36,418	36,021	35,810	35,530

Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,362	$9,815	$18,931	$15,067	$14,219
Working capital	81,214	94,653	122,612	106,124	70,455
Total Assets	515,836	605,318	638,865	449,954	438,267
Long-term debt and capital lease obligations, less current portion	166,424	201,530	261,224	89,767	72,087
Total shareholders' equity	284,797	314,730	301,399	296,369	282,470
Other Financial Data:
Depreciation and amortization	$23,810	$25,245	$21,297	$21,129	$22,252

(1)
Fiscal 2011 includes the results of Olsen Medical since its date of acquisition on August 15, 2011. Codman surgical instrumentation was acquired on December 29, 2011 and had an immaterial impact on our consolidated statements of operations in fiscal 2011.

(2)
In fiscal 2011, we recorded an intangible asset impairment charge of $1,529 related to the write off of the Specialty Surgical Instruments (“SSI”) tradename as the Corporation has elected to discontinue using the tradename in connection with the acquisition of Codman surgical instrumentation. During fiscal 2013, we recorded a pre-tax asset impairment charge of $51,942 associated with our annual impairment testing.

(3)	In fiscal 2009 through 2013, we recorded facility closure and severance costs as a separate component of operating income related to our ongoing cost saving and consolidation efforts.

(4)
During fiscal 2010, we refinanced substantially all of our debt arrangements that were to mature in June 2011, resulting in a loss on debt extinguishment of $828. During fiscal 2013, we fully repaid our subordinated debt arrangements that were to mature in December 2017, resulting in a loss on debt extinguishment of $4,460.

(5)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, unless otherwise noted)
Overview
Introduction
Healthcare is a $3 trillion global industry which is expected to continue to grow as the population ages, standards of care in developing nations evolve, and advances in medical care are achieved. Representing one of the largest percentages of GDP, cost containment in healthcare is becoming an increasingly critical issue in both government funded and privately insured populations. Nonetheless, there is an expectation of continued improvements in the standard of care and prevention. The global medical device market was estimated to be $331 billion, with annual growth anticipated in the low to mid-single digits. We compete primarily in two segments of the medical device market - orthopedic products and general surgical instruments.

Symmetry Medical OEM Solutions
Based on the most recently available data, in 2012 we estimate revenues generated by sales of orthopedic products worldwide exceeded $43.2 billion (13% of the global medical device market), an increase of 3% over 2011 global revenues. Of the $43.2 billion, 76% of those revenues is generated by the ten largest orthopedic companies in the world. Reconstructive products (implants used to replace knees, hips, shoulders, and other joints) represent the largest segment of OEM sales, at 33%, followed by Spine and Trauma (products which repair bone fractures) at 17% and 14%, respectively. The market is global in nature with growth in the U.S. estimated to be in the low-to-mid single digits in 2013 and growth outside of the U.S. (“OUS”) to be slightly less positive. Long-term procedural growth rates in orthopedics are estimated to be four to five percent; however, pricing pressure on OEM companies offset by mix and product introductions may result in a more variable revenue projection.

In 2012, global sales of reconstructive joint replacement products (hips, knees, shoulders, elbows, wrists, digits) were over $14 billion with slight growth over the prior year driven by the extremities and knee segments. The knee segment of the reconstructive joint market is the largest followed by hips. As in past years, sales in the U.S. accounted for just under an estimated 60% of total orthopedic revenues. In 2012, sales of products (excluding biologics) used in spinal procedures (including fusion, discectomy, disc replacement, vertebroplasty/kyphoplasty, and fracture repair) are estimated to be approximately $7.3 billion, showing a slight decline from prior year. The seven largest OEM global spine companies controlled 88% of the worldwide spine market in 2012. It is believed that 2013 procedural growth rates were slowed as a result of macro-economic issues (government funding and GDP growth) as well as unemployment/risk of unemployment and access to insurance. Nonetheless, over the long term we expect continued mid-single digit growth in the orthopedic device market to be driven by a number of trends including:

•	growing elderly population;

•	aging, affluent and active “baby boomers” placing additional “wear and tear” on their joints;

•	obesity trends significantly increasing risk of osteoarthritis and subsequent joint replacements;

•	improving technologies that expand the market, including minimally invasive surgery enabling procedures to be done earlier in life;

•	successful clinical outcomes increasing patient confidence;

•	increasing patient awareness through orthopedic device companies’ direct marketing programs;

•	increasing volume of procedures to replace older implants (or revision procedures); and

•	emerging international markets.

The contract manufacturing industry, in which our OEM Solutions business competes, serves the orthopedic OEM companies by providing engineering, manufacturing, and distribution services in the areas of implants, surgical instruments (used to implant the prosthesis), and cases (used to carry and sterilize instruments/implants). Because of the lack of availability of data regarding OEM self-manufacturing and the number of privately held competitors, internal estimates for the size of the contract manufacturing industry range from $1.5 billion to $2.8 billion. We do not believe there was a significant change in 2013, although there could have been minimal erosion due to OEM self-manufacturing insourcing. Over the long term, we expect that this market will grow at a rate faster than procedural growth as OEMs outsource additional capabilities and share growth can be won as the OEMs consolidate among fewer larger competitors as a result of:

•	OEM customers being forced to make choices regarding the application of limited resources in product development

•	OEM customers looking to eliminate inefficiencies in their supply chain resulting from alternately insourcing and outsourcing multiple steps in the manufacturing process;

•	new OEM entrants capitalizing on the expertise and scale afforded by contract manufacturers;

•	OEM customers focusing on technologies and resources on areas they consider core competencies and choosing to outsource others;

•	medical device OEMs addressing pressure to comply with increased regulatory pressures related to the manufacture, repackage, relabel, and/or import medical devices sold in the U.S.;

•	OEM customers continuing to consolidate their supplier base in an effort to streamline their supply chain and concentrate relationships with more sophisticated suppliers; and

•	the impact of significant switching costs related to any change in suppliers/contract manufacturers resulting from product complexity and long-standing relationships.

Our OEM Solutions business competes in the contract manufacturing industry serving the Orthopedic OEM marketplace and to a lesser degree adjacent medical device segments (including arthroscopy, dental, laparoscopy, osteobilogic, and endoscopy segments predominantly through our cases and trays product lines). We also offer services to specialized non-healthcare markets such as aerospace where our forging and precision machining capacity can bring value. We manufacture most of the products we sell and have manufacturing locations worldwide to service our global customer base. We believe that our comprehensive product and services offering, our quality and regulatory expertise, our global resources and our size as the largest provider in the orthopedic industry and range of capabilities provide us a competitive advantage. We leverage these competitive advantages to accelerate our customers’ time to market as they develop and launch new products. This relationship typically leads to an ongoing supply of products to our customers during the life of the product. Our primary products in the OEM Solutions segment include:

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

In our OEM Solutions business, our core strategy is built around our business model which leverages our global resources to expand our leadership position within the orthopedic sector and to diversify our revenue base to related medical markets as an OEM supplier. Specific to our orthopedic customers, we believe that we have well-established relationships which provide us access to decision makers in product development, sales & marketing, engineering, and procurement. In addition to attempting to gain a greater share of new opportunities from these customers, we believe that trends among our OEM customers to consolidate their supply chains will continue to create opportunities for growth faster than the end market. The larger OEMs are increasingly focused on improving their supply chains by outsourcing more of their products among a consolidated group of strategic suppliers who are expected to provide a wider range of services. These actions are intended to result in an increased level of attention among their suppliers to quality and regulatory compliance, resulting in reduced overall costs for the OEM. The smaller OEMs are becoming more reliant on their suppliers to support the increased regulatory and quality requirements being placed on their systems, thus utilizing the strong offering of the OEM Solutions business. Additionally, we believe that growth opportunities exist to provide products that we have developed or modified specifically for our customers’ particular product lines. The receptivity of customers to our innovations as well as opportunities for our OEM Solutions business to grow market share are built upon a foundation of meeting our customers’ basic expectations for product and process quality as well as customer service in the form of responsive lead-times and on time delivery of expected purchase orders.

We have several long term programs which we believe will help to reduce costs and lead to improvements in gross margin and a further solidify of our status of having what we believe is a best in class quality system. Under the Symmetry Business System umbrella, predictive and outcome metrics, Win SPC for statistical quality control, human factors for quality improvement, ETQ for quality management, and Epicor-9 for a comprehensive Enterprise Resource Planning ("ERP") infrastructure are all being driven to improve outcomes. We believe that our SBS has delivered value to our customers and shareholders with improvements in safety, quality, customer service and costs. In our information technology back office, we now have all U.S. plants on one instance of our ERP software and a common version at other global sites. While substantial progress has been made during these first three years, these programs are expected to continue to evolve over multiple years and their benefits continue to be realized although to a diminishing impact. We believe that these actions will enable us to continue to remove incremental legacy costs and improve gross margin through a reduction of scrap, increased machine and labor efficiency, better information flow reducing inventory, and reduction in back office administration. While we will always strive to improve our performance and set the benchmark in our industry, we are pleased at the progress we continue to make. We believe we are well positioned to pursue market share opportunities (as customers increase outsourcing and rationalize their supplier base) as well as new programs with existing customers and new customers.

Demand for our OEM Solutions products weakened throughout 2011 and remained soft in 2012 and the first half of 2013. While performance issues in 2010 and early 2011 contributed to order weakness, market factors had an additional impact. Specific to our implant product line, the weakness in overall procedural demand (specifically knees and hips), the concentration of our sales to select customers and their resulting market share changes, reductions in inventories by OEM customers, customer forecast reductions leading to additional inventory reductions, and customer in-sourcing to keep their factories at desirable output levels all contributed to the overall weakness we experienced in implant volume. We are encouraged at procedural volumes in the fourth quarter of 2013 and believe they point to an increase in 2014. We, like others in the industry however, are cautious that the fourth quarter of 2013 demand could be artificially inflated by a one time “pull forward” of patients from the first half of 2014 related to concerns with insurance coverage in the wake of the implementation of the Affordable Care Act.

Our instrument and cases business suffered weakness throughout the past three years as a result of OEM customers dramatically reducing their capital spending on instrumentation beginning in the latter half of 2011 in the face of declining procedural volumes and financial result/cash flow objectives. This was further compounded by some customers’ efforts to in-source selected manufacturing activities. While we did not see a rebound in capital spending in 2013 beyond select large new product launches, we believe that the strengthening of procedural volumes in the back half of 2013, and particularly the fourth quarter, increases the prognosis for long term growth as customers make capital investments to drive market share gains and launch new products. We remain cautious, however, that OEM customers may not increase their capital spending until they are confident that procedural volumes have strengthened.

To leverage our position for the expected long term rebound in orthopedic procedures and new product launches, as well as the opportunities created by increased outsourcing and the rationalization of suppliers by OEM customers, we are focused on engaging in more active and positive discussions with our customers to satisfy a greater portion of their product and service needs. While these strategic changes do not happen overnight, we continue to believe that we are in a favorable position to continue as a supplier of choice for our major customers and increase the volume of work they provide. We believe our global capacity and competitive strengths will continue to benefit us as the order volume and large project launches continue, particularly within the dynamic and aging US population. We continue to focus on improved performance and are confident that further improvements can be achieved. We are reviewing all aspects of our operations to achieve these further improvements and believe the following actions will help position us for sustainable long-term profitable growth:

•
Continuous Improvement — We are focused on improving competitiveness by becoming more efficient while strengthening our operating processes and internal controls. Our leadership team is working together to increase efficiency across all functions. We are focused on improving our manufacturing processes through the use of lean principles and techniques in the Symmetry Business System.

•
Diversification — Within the orthopedic sector we will continue to expand our product portfolio and build upon the strength of our presence in the large reconstructive joint market. Orthopedic sector diversification will include: spine, trauma, extremities and small joints. This will also include diversification of implant manufacturing capabilities. Diversification outside of the orthopedic market could include areas where we know the customer, know the regulatory standards that govern products and processes, and know (or can manage acquired capabilities) the manufacturing processes.

•
Low Cost Country Manufacturing — We will continue to take advantage of the low cost country capabilities we have created in Malaysia to support cost reduction opportunities in partnership with our customers.

•
Capitalize On New Capabilities — With the growth and increased capabilities of Symmetry Surgical, we believe we can expand the type of products we can offer our OEM customers. Additionally, our Swiss based global supply chain capability and instrument quality and procurement facility located in Tuttlingen, Germany can be used to offer purchase for resale services to OEM customers who would prefer to not do business with the less than 50 small manufacturers in this important manufacturing center.

•	Partnership — We will continue to develop and grow our customer relationships to include more strategic and longer term partnerships.

•
Intellectual Property — We plan to continue to expand and develop our intellectual property portfolio, with a focus on both process and product patents. The development of proprietary Symmetry products which we can customize for multiple OEM customers creates an opportunity to drive increased revenue as well as improved gross margins. In 2013 we filed for 7 patents.

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

Symmetry Surgical competes in the reusable general surgical instruments segment of the medical device industry. We offer a range of general instrumentation, cases, and other general disposables manufactured by plants within Symmetry’s OEM Solutions plants, as well as procured from smaller contract manufacturers and other smaller OEMs. We believe that our well established customer relationships - based on total value, responsiveness, and training - with Group Purchasing Organizations, as well as hospital materials management, operating room directors, and clinicians has positioned us to drive growth. In the U.S. we sell through a combination of direct representatives and authorized dealers (who do not take title to the products) in specific geographies. Internationally, we sell through country specific distributors who take title and represent us in their respective local markets.

Over the past two years, Symmetry Surgical has undergone significant growth in its product offerings and market reach. During 2012 and 2013 we completed the integration of the Codman surgical instruments acquisition and Olsen Medical. This included the establishment of a new global distribution center at our Nashville, TN headquarters, the implementation of a new ERP system for order to cash and supply chain processing for the acquired Codman surgical instrument products, the establishment of a global distributor network, the integration of an instrument quality and procurement facility in Tuttlingen, Germany, the integration of the Olsen Medical Louisville, KY instrument finishing and packaging facility, and the initiation of cross training our direct selling force in the United States. In 2013, we established a global supply chain and international customer service center in Schaffhausen, Switzerland as well as began the process of establishing country specific regulatory approval for those of our legacy products which were not historically sold outside the U.S. We also engaged in the education and training of our international distributor network and made our first Symmetry Surgical comprehensive catalog available to the U.S. and International markets.

Today, Symmetry Surgical provides several strategic benefits for our overall business, including increased revenue diversification, enhanced gross margin, a strategic instruments procurement capability in Tuttlingen, Germany, a strengthened intellectual property portfolio, and innovation driven by access to broader hospital market intelligence in additional surgical specialties. Our offering is one of the broadest and is a respected product portfolio in the market for general surgical instruments. This positions us well for future growth in our U.S. market share of the hospital direct business, as well as building on the strong international presence in 100+ countries.

While we will continue to evaluate acquisition candidates for Symmetry Surgical, we are conscious not to enter into product categories which could be considered competitive to our core OEM Solutions customers. While growth through acquisition will continue to be a part of our business strategy, we will focus our resources on execution of the Codman surgical instruments and Olsen acquisitions, innovation of new products, and market share gains to drive growth domestically and abroad.

During fiscal 2013, the combination of our two reportable segments sold products to approximately 5,100 customers. Our largest customer accounted for approximately 32.4% of our revenue in both fiscal 2013 and 2012. Our five largest customers collectively accounted for approximately 55.2% and 53.0% of our revenue in fiscal 2013 and fiscal 2012, respectively. Within each of our largest customers, we typically serve several product teams and facilities, which reduces our reliance on any single purchasing decision. Approximately 73.2%, 7.9%, 6.1% and 12.8%, respectively, of our revenue in fiscal 2013 and approximately 73.7%, 5.4%, 7.4% and 13.5%, respectively, of our revenue in fiscal 2012 was from sales to the U.S., Ireland, United Kingdom, and other foreign countries, respectively.

Our revenue from the sale of instruments, implants, cases and other products through our OEM Solutions segment represented 77.7% of our total revenue with each product category representing 36.1%, 34.3%, 21.7% and 7.9%, respectively, of our OEM Solutions revenue in fiscal 2013, compared with 38.0%, 33.6%, 19.3% and 9.1%, respectively, of our OEM Solutions revenue in fiscal 2012. Revenue from Symmetry Surgical represented 22.3% of our revenue in fiscal 2013 as compared to 26.1% in fiscal 2012.

Results of Operations
The following table summarizes our consolidated results of operations for each of the past three years. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	Fiscal Year Ended
	2013		2012		2011
	(in thousands)
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Statement of Operations Data:
Revenue	$399,992	100.0%	$410,505	100.0%	$359,046	100.0%
Cost of revenue	297,936	74.5%	301,449	73.4%	287,897	80.2%
Gross profit	102,056	25.5%	109,056	26.6%	71,149	19.8%
Research and development expenses	4,572	1.1%	4,152	1.0%	4,040	1.1%
Sales and marketing expenses	26,025	6.5%	26,380	6.4%	17,455	4.9%
General and administrative expenses	46,294	11.6%	44,857	10.9%	37,163	10.4%
Asset impairment	51,942	13.0%	—	—%	1,529	0.4%
Facility closure and severance costs	1,582	0.4%	622	0.2%	2,710	0.8%
Operating income (loss)	(28,359)	(7.1)%	33,045	8.0%	8,252	2.3%

Other (income) expense:
Interest expense	17,679	4.4%	19,620	4.8%	3,862	1.1%
Loss on debt extinguishment	4,460	1.1%	—	—%	—	—%
Derivatives valuation (gain) loss	242	0.1%	(242)	(0.1)%	—	—%
Other	1,691	0.4%	(102)	—%	400	0.1%
Income (loss) before income taxes	(52,431)	(13.1)%	13,769	3.4%	3,990	1.1%
Income tax expense (benefit)	(16,633)	(4.2)%	4,642	1.1%	1,098	0.3%
Net income (loss)	$(35,798)	(8.9)%	$9,127	2.2%	$2,892	0.8%

Fiscal Year 2013 Compared to Fiscal Year 2012
Revenue.   Revenue for fiscal 2013 decreased $10,513, or 2.6%, to $399,992 from $410,505 for the comparable 2012 period.  Revenue for each of our segments and principal product categories in these periods was as follows:

	Fiscal Year Ended
Sales by product	2013	2012	Dollar Change	Percent Change
OEM Solutions Revenue
Instruments	$112,198	$115,154	$(2,956)	(2.6)%
Implants	106,729	101,957	4,772	4.7%
Cases	67,352	58,545	8,807	15.0%
Other	24,454	27,609	(3,155)	(11.4)%
Total OEM Solutions Revenue	310,733	303,265	7,468	2.5%
Total Symmetry Surgical Revenue	89,259	107,240	(17,981)	(16.8)%
Total Revenue	$399,992	$410,505	$(10,513)	(2.6)%

The $7,468 increase in OEM Solutions revenue resulted from increased customer demand within our implants and cases product lines, partially offset by decreased demand in our instrument and other product lines.  Overall, we experienced increased revenue of 6.2% from our five largest OEM customers.  OEM Solutions Instrument revenue decreased $2,956 due to a 4.0% decrease from our five largest OEM customers partially offset by higher demand from other medical customers. OEM Solutions Implant revenue increased $4,772 driven by increased customer consumption demand, timing of stocking orders and inventory adjustments at our customers, as well as favorable foreign currency exchange rate fluctuations of $246. Case revenue increased $8,807 due primarily to higher capital spending by our customers to support launch volumes as well as favorable foreign currency exchange rate fluctuations of $466.  OEM Solutions Other product revenue decreased $3,155 driven by a lack of manufacturing output at the Corporation's Clamonta Ltd. subsidiary, as well as unfavorable foreign currency exchange rate fluctuations of $234.

The $17,981 decrease in Symmetry Surgical revenue in fiscal 2013 as compared to 2012 was primarily tied to a decline in sales of products that were acquired in a late 2011 acquisition from Johnson & Johnson (“J&J”) and migrated from a transition services agreement with J&J in the third and fourth quarter of 2012 and in the first half of 2013 which resulted in lost market share during the disruption. In the U.S. sales decreased $13,220 primarily due to former J&J customers having to change their internal ordering procedures which caused multiple customers to review products, price, brands and competitors offerings resulting in lower 2013 revenue. Additionally, one customer had a one-time end of year stocking order of $2,926 in December 2012 which did not repeat in 2013. Outside the U.S. sales weakness of $4,761 resulted from the need to transition the business from J&J affiliates to Symmetry Surgical distributors. The transition required a lengthy regulatory authorization transfer process from J&J to Symmetry Surgical, together with local market ineffectiveness caused a decline in revenue.

Gross Profit.  Gross profit for fiscal 2013 decreased $7,000, or 6.4%, to $102,056 from $109,056 for the comparable 2012 period. Gross margin as a percentage of revenue decreased 1.1%, to 25.5% for 2013 from 26.6% for the comparable 2012 period.

	Fiscal Year 2013
	Dollars	As a % of Revenue
2012 period reported gross profit	$109,056	26.6%
Change in organic revenue and mix	(4,778)	(0.5)%
Foreign currency impact	141	—%
Manufacturing costs and other	(2,363)	(0.6)%
2013 period reported gross profit	$102,056	25.5%

Gross margin was impacted by a lower percentage of revenue from our higher margin Symmetry Surgical segment as compared to the same period last year, along with gross margin pressure in the OEM Solutions segment due to a lack of manufacturing output at the Clamonta Ltd. subsidiary, resulting in significantly higher expenses in our attempt to deliver product to the customer. In addition, the lower volume in the instruments product line and the fire at the Sheffield, U.K. manufacturing plant impacted our ability to leverage our fixed costs. These unfavorable factors were partially offset by the efficiencies resulting from the increased revenue within the implant and cases product lines and our ability to leverage our fixed costs at the facilities, while also realizing the impacts of lean initiatives.

Research and Development Expenses.  For fiscal 2013, research and development expenses increased $420 or 10.1% to $4,572 from $4,152 in the comparable period in 2012, primarily due to incremental projects and increased project expense, offset by a reduction in costs associated with maintaining patents.

Sales and Marketing Expenses.  For fiscal 2013, sales and marketing expenses decreased $355 or 1.3% to $26,025 from $26,380 in the comparable period in 2012, primarily due to tight cost control on discretionary expenses partially offset by $633 incremental expenses incurred for publication and distribution of the updated and comprehensive Symmetry Surgical catalog.

General and Administrative Expenses.  For fiscal 2013, general and administrative expenses increased $1,437 or 3.2%, to $46,294 from $44,857 in the comparable period in 2012. Significant items that impacted general and administrative expenses included:

	Fiscal Year 2013
	Dollars	As a % of Revenue
2012 period reported General &Administrative expenses	$44,857	10.9%
Symmetry Surgical infrastructure additional costs	2,172
Changes in employee compensation and benefit costs paid in cash	2,677
Change in amortization of intangible assets	(800)
Medical device excise tax expense	844
Management transition expenses	(231)
Change in stock compensation	(1,310)
Other	(1,915)
2013 period reported General & Administrative expenses	$46,294	11.6%

During 2013, we incurred increased costs for salaries, technology and professional fees associated with increased infrastructure to support the Symmetry Surgical segment. Employee compensation and benefit costs paid in cash increased due to an increase in self-insurance medical claims incurred during 2013 under the Corporation's U.S. based medical plan. The full year impact of the medical device excise tax resulted in an increase of $844. These increases were partially offset by a reduction in performance-based stock compensation expense, amortization expense, management transition expenses, acquisition related costs, and cash bonus expense.

Asset Impairment. During fiscal 2013, we recorded a pre-tax non-cash charge in the amount of $51,942. This amount included $31,837 related to the OEM Solutions segment and $20,105 related to the Symmetry Surgical segment. The impairment in OEM Solutions is driven primarily by our reduced outlook on revenues and profitability related to instrument production for future customer expenditures for product launches and instrument replenishment as well as operational issues at the Clamonta, Ltd. subsidiary, which services the Aerospace industry. The impairment in Symmetry Surgical is driven primarily by lower revenue due to previously disclosed integration challenges related to the 2011 acquisition of Codman surgical instruments business, which we have not recovered from as quickly as previously expected.

Facility Closure and Severance Costs.  Results of Operations include pre-tax charges of $1,582 and $622 for fiscal 2013 and 2012, respectively.   As of December 28, 2013, severance accruals related to these cost reduction actions totaled $361 and were included in other accrued liabilities in the consolidated balance sheets.

Operating Income (loss). On a consolidated basis, operating income (loss) decreased $61,404, or 185.8% for fiscal 2013 as compared to Fiscal 2012 due to a decline in OEM Solutions operating income of $29,133 and Symmetry Surgical operating income of $33,342 offset by a reduced Unallocated loss of $1,071. Operating income (loss) for each of our segments in these periods was as follows:

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue
2012 period reported operating income (loss)	$25,792	8.2%	$18,226	16.9%	$(10,973)	106.8%	$33,045	8.0%
Impact of gross profit and SG&A	2,626	0.8%	(12,581)	(10.6)%	1,453	67.8%	(8,502)	(1.9)%
Asset impairment	(31,837)	(10.1)%	(20,105)	(22.5)%	—	—%	(51,942)	(13.0)%
Facility closure and severance	78	—%	(656)	(0.7)%	(382)	7.0%	(960)	(0.2)%
2013 period reported operating income (loss)	$(3,341)	(1.1)%	$(15,116)	(16.9)%	$(9,902)	181.6%	$(28,359)	(7.1)%

OEM Solutions operating income declined by $29,133 and was (1.1)% of segment revenue in the 2013 period as compared to 8.2% in the prior year period due to a $31,837 asset impairment charge, partially offset by increases in revenue and gross margin and reduced impacts of facility closure and severance costs. Symmetry Surgical operating income decreased by $33,342 and was (16.9)% of segment revenue in the 2013 period as compared to 16.9% in 2012 primarily due to a $20,105 asset impairment charge, a reduction in revenue as discussed above, and increased infrastructure expenses. The decrease in Unallocated operating costs is primarily related to reduced acquisition related costs, lower performance based stock compensation expense and cash bonus expense partially offset by higher employee self-insurance medical claims incurred during 2013 under the Corporation's U.S. based self-funded medical plan.

Other (Income) Expense.  Interest expense for fiscal 2013 decreased $1,941, or 9.9%, to $17,679 from $19,620 for the comparable period in 2012. This decrease is mostly attributable to the decrease in debt outstanding by $39,713 as compared to 2012.

During fiscal 2013, we fully repaid our subordinated debt arrangements that were scheduled to mature in December 2017, resulting in a loss on debt extinguishment of $4,460.

Derivatives valuation consists of foreign currency forward contracts which were used to mitigate the effect of changes in the foreign exchange rates on net income. As of December 28, 2013, we had settled all of our outstanding forward swap contracts. We recorded a loss of $242 for fiscal 2013 as compared to a gain of $242 for the comparable period in 2012, which is a result of fluctuation in the Euro versus the US Dollar.

Other income for the periods ended December 28, 2013 and December 29, 2012 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Income Tax Expense. Our effective tax rate was a benefit of 31.7% for fiscal 2013 as compared to an expense of 33.7% for fiscal 2012. Provision for income taxes decreased by $21,275, or 458.3%, to $(16,633) for fiscal 2013 from $4,642 in fiscal 2012, primarily due to a $66,200 decrease in pre-tax income. The rate differs from the U.S. Federal statutory rate primarily due to $6,581 impact of the non-deductible goodwill impairment, which was partially offset by net reductions to uncertain tax benefits, primarily due to the expiration of the statute of limitations, which had a $4,908 net impact.

Fiscal Year 2012 Compared to Fiscal Year 2011
Revenue. Revenue for fiscal 2012 increased $51,459 or 14.3% to $410,505 from $359,046 in fiscal 2011. Revenue for each of our segments and principal product categories in these periods was as follows:

	Fiscal Year Ended
Sales by product	2012	2011	Dollar Change	Percent Change
OEM Solutions Revenue
Instruments	$115,154	$115,271	$(117)	(0.1)%
Implants	101,957	103,328	(1,371)	(1.3)%
Cases	58,545	75,847	(17,302)	(22.8)%
Other	27,609	25,101	2,508	10.0%
Total OEM Solutions Revenue	303,265	319,547	(16,282)	(5.1)%
Total Symmetry Surgical Revenue	107,240	39,499	67,741	171.5%
Total Revenue	$410,505	$359,046	$51,459	14.3%

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

	Fiscal Year 2012
	Dollars	As a % of Revenue
2011 period reported gross profit	$71,149	19.8%
Change in organic revenue and mix	(917)	—%
Impact of acquisitions	37,769	6.3%
Foreign currency impact	(697)	—%
Manufacturing costs and other	1,752	0.5%
2012 period reported gross profit	$109,056	26.6%

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

Sales and Marketing Expenses. For fiscal 2012, sales and marketing expenses increased $8,925 or 51.1%, to $26,380 from $17,455 in the comparable period in 2011. Significant items which impacted sales and marketing expenses included:

	Fiscal Year 2012
	Dollars	As a % of Revenue
2011 period reported Sales & Marketing expenses	$17,455	4.9%
Impact of acquisitions	10,578
Foreign currency impact	(103)
Other	(1,550)
2012 period reported Sales & Marketing expenses	26,380	6.4%

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

General and Administrative Expenses.  For fiscal 2012, general and administrative expenses increased $7,694 or 20.7%, to $44,857 from $37,163 in the comparable period in 2011. Significant items which impacted general and administrative expenses included:

	Fiscal Year 2012
	Dollars	As a % of Revenue
2011 period reported General &Administrative expenses	$37,163	10.4%
Impact due to acquired businesses	4,009
Change in amortization of intangible assets	5,156
Management transition expenses	(3,444)
Change in stock compensation	3,038
Foreign currency impact	(157)
Other	(908)
2012 period reported General & Administrative expenses	44,857	10.9%

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

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue
2011 period reported operating income (loss)	$23,183	7.1%	$(775)	(1.9)%	$(14,156)	186.7%	$8,252	2.3%
Impact of gross profit and SG&A	1,271	0.7%	19,196	19.0%	2,238	(70.7)%	22,705	5.2%
Facility closure and severance	1,338	0.4%	(195)	(0.2)%	945	(9.2)%	2,088	0.5%
2012 period reported operating income (loss)	$25,792	8.2%	$18,226	16.9%	$(10,973)	106.8%	$33,045	8.0%

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

Liquidity and Capital Resources

Liquidity
Our principal sources of liquidity in fiscal 2013 were cash generated from operations and borrowings under our Amended Credit Agreement.  Principal uses of cash in fiscal 2013 included debt service and capital expenditures. We expect that our principal uses of cash in the future will be to service debt, to pay for capital expenditures, to finance working capital, and to fund possible future acquisitions.

We believe our cash resources will permit us to stay committed to our strategic plan of serving the orthopedic market and expanding into other medical device segments and growing the business. The following table summarizes our primary sources and uses of cash in the periods presented:

	Fiscal Year Ended
	2013	2012	2011
Net Cash Flow provided by (used in):
Operating activities	46,189	62,690	20,961
Investing activities	(9,362)	(10,343)	(190,174)
Financing activities	(40,249)	(61,705)	173,269
Effect of exchange rate changes on cash and cash equivalents	969	242	(192)
Net increase (decrease) in cash and cash equivalents	(2,453)	(9,116)	3,864

Operating Activities.  Operating activities generated cash of $46,189 in fiscal 2013 compared to $62,690 for fiscal 2012, a decrease of $16,501.  The decrease in cash from operations is primarily a result of a reduction in net cash provided by working capital and net income.  Net cash provided by working capital for fiscal 2013 was $8,398 lower than the comparable 2012 period. Aggregate adjustments for other operating activities positively impacted operating cash flows by $69,606, a $36,822 increase from the comparable prior year period, primarily due to an asset impairment charge of $51,942 as well as fluctuations in foreign currency of $1,768 and the non-cash loss on debt extinguishment of $1,766 offset by a decrease in our deferred income tax provision of $15,069, a decrease of $2,670 in our interest paid in kind and a decrease in stock based compensation of $1,310.

Investing Activities.  Capital expenditures of $10,188 were $569 lower in fiscal 2013 compared to fiscal 2012.

Financing Activities.  Financing activities used $40,249 of cash in fiscal 2013 compared to a usage of $61,705 in fiscal 2012. This decrease in cash used by financing activities is due primarily to a $115,438 increase in net borrowings on the revolving credit agreement and short term borrowings, associated with the payoff of our senior subordinated term notes and payments made on our bank term loans, partially offset by increases in net payments of $92,128 on bank term loans, capital lease obligations and the full payoff of our senior subordinated term notes, as well as the payment for debt issuance costs of $586.

Capital Expenditures

Capital expenditures totaled $10,188 for fiscal 2013, compared to $10,757 for fiscal 2012. Fiscal 2013 spending was primarily for replacement of existing equipment, customer specific capacity additions and investment in information technology. Capital expenditures totaled $10,757 in fiscal 2012, compared to $13,666 in fiscal 2011. Fiscal 2012 capital spending was on manufacturing equipment for increased automation and replacement of existing equipment, as well as software costs associated with our Symmetry Surgical Epicor multi-plant system implementation.

Debt and Credit Facilities

The Corporation’s Amended Credit Agreement, which is senior and secured, currently provides for a $200,000 revolving line of credit (Bank Revolver) and a $50,000 bank term loan (Bank Term Loan). The Amended Credit Agreement also includes an accordion feature, which permits us to borrow up to an additional $50,000 in the form of additional term loans or an increase in the Bank Revolver subject to the terms and conditions set forth in the Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at a rate per annum based upon LIBOR, the Federal Funds rate or the Lenders' prime rate, in each case plus an applicable margin, at the Corporation's option. The Bank Term Loan is to be repaid in quarterly installments of $2,778, may be prepaid, in whole or in part, at the option of the Corporation, and is required to be prepaid using all or a portion of the net cash proceeds of certain asset sales, recovery events, and issuances of new debt or equity and, depending on the Corporation's Total Leverage Ratio (as defined in the Amended Credit Agreement), using a portion of the Corporation's Excess Cash Flow (as defined in the Amended Credit Agreement) (the "Excess Cash Flow Prepayment"). The Excess Cash Flow Prepayment is required to be made within 90 days of the end of the fiscal year in which the Excess Cash Flow is generated. As of December 28, 2013, the Excess Cash Flow calculation will require the Corporation to prepay the bank term loan payable in full prior to March 29, 2014. The payment will be made with capacity on the Bank Revolver. The Bank Revolver matures on November 3, 2015 and the Bank Term Loan matures on December 31, 2016.

As of December 28, 2013, we had an aggregate of $173,420 of outstanding indebtedness, which consisted of $155,000 of borrowings on our Bank Revolver; $16,981 of borrowings on a Bank Term Loan; and $1,439 of capital lease obligations. We had one outstanding letter of credit as of December 28, 2013, in the amount of $100.

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

On December 27, 2013, the Corporation amended its Amended Credit Agreement to allow for the prepayment of the senior subordinated term notes (referred to as "Term Notes" or "Mezzanine Debt") and to modify certain financial covenants. In connection with the amendment, the Corporation paid off the outstanding principal and interest of the Term Notes that were to mature on December 29, 2017. The outstanding principal balance of the Term Notes bore interest at a rate of 14% per annum.

As of December 28, 2013, the most restrictive financial covenants per the Corporation’s lending arrangements included the debt to EBITDA covenant ratio to be less than 4.00:1. The Corporation's ratio was approximately 3.13:1. The minimum interest coverage ratio is required to be greater than 1.25:1, and the Corporation's ratio at December 28, 2013 was approximately 1.52:1. The Corporation was in compliance with all covenants as of December 28, 2013. The debt to EBITDA covenant will become more restrictive throughout 2014, which will be required to be less than 3.50:1.0, as of January 3, 2015. We intend to closely monitor our revenues, cost of revenues and selling, general and administrative expenses to manage our ability to meet our debt covenant requirements.

We believe that cash flow from operating activities and borrowings on our Bank Revolver will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months.

Contractual Obligations and Commercial Commitments
The following table reflects our contractual obligations as of December 28, 2013:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long-term debt obligations
Bank revolver(1)	$155,000	$—	$155,000	$—	$—
Bank term loan(2)	16,981	16,981	—	—	—
Capital lease obligations	2,471	897	1,574	—	—
Operating lease obligations	6,215	2,580	3,124	511	—
Employee benefit pension obligations (3)	748	—	—	—	748
Purchase obligations(4)	7,876	7,876	—	—	—
Total	$189,291	$28,334	$159,698	$511	$748

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

(2)
Represents principal maturities only and, therefore excludes the effects of interest. As required by the Amended Credit Agreement, the Corporation will be required to make an Excess Cash Flow Prepayment which will reduce the Bank Term Loan balance to zero with borrowings under the Corporation's Bank Revolver within 90 days of December 28, 2013.

(3)
Represents benefit liability related to the one sponsored defined benefit pension plan for the benefit of its employees at its German subsidiary. There are no significant benefits under the plan which are expected to be paid within the next 10 years.

(4)
For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities, fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are normally based on our current manufacturing needs and are fulfilled by our vendors within a short time. We enter into blank orders with vendors that have preferred pricing terms; however, these orders are normally cancelable by us without penalty. Amounts predominantly represent purchase agreements to buy minimum quantities of cobalt chrome, nickel and titanium through December 2014.

This table does not include liabilities for unrecognized tax benefits of $2.0 million as reasonable estimates could not be made regarding the timing of future cash outflows associated with those liabilities.

We hold certain property and equipment pursuant to capital leases. As of December 28, 2013, these leases have future minimum lease payments of $897, $897, and $677 in each of the next 3 fiscal years and nil thereafter.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letter of credit, which are available under the Amended Credit Agreement. We had one letter of credit outstanding as of December 28, 2013 in the amount of $100.

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

We incurred minimal capital expenditures specifically for environmental compliance and health and safety in 2013 and 2012. The fire in our Acid Shop at our Sheffield, U.K. manufacturing plant did not result in any environmental impact or damages, either on site or in the adjacent community. The total destruction of the Acid Shop has resulted in the construction of both a temporary Acid Shop on site as well as a new permanent facility which will be completed in 2014. It is expected that this construction, while covered by insurance, will result in the expenditure of capital for environmental compliance as part of good building practices.

In connection with past acquisitions, we completed Phase I environmental assessments and did not find any significant issues that we believe needed to be remediated. Based on information currently available, we do not believe that we have any material environmental liabilities. We cannot be certain, however, that environmental issues will not be discovered or arise in the future related to these acquisitions or existing facilities.

Based on information currently available, we do not believe that we have any material environmental liabilities.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. On an ongoing basis, we evaluate these estimates. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances. Those estimates form the basis for our judgments that affect the amounts reported in the consolidated statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our consolidated financial statement that appear elsewhere in this Form 10-K.

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

Definite-Lived Long-Lived Assets. We assess the impairment of definite lived long-lived assets when circumstances indicate the carrying value of an asset may not be recoverable based on the undiscounted future cash flows of an asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, undiscounted cash flows, or external appraisals, as applicable. We review long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Intangible assets subject to amortization consist of technology, certain trademarks and non-compete intangible assets which are amortized using the straight-line method, as well as customer related intangible assets which are amortized on an accelerated method. All of the Corporation’s intangible definite-lived assets were acquired in connection with our various acquisitions. The Corporation is required to reassess the expected useful lives of existing definite-lived assets annually. Impairment charges were recorded at one of our reporting units in 2013 related to customer relationships and trademarks of

$1,403 and $953, respectively. We reviewed all other definite-lived long-lived assets and have not recorded any impairment related to the remaining assets for fiscal 2013, 2012 or 2011.

Goodwill and Other Indefinite-Lived Assets. We test goodwill and other indefinite-lived assets for impairment annually on the first day of the fourth fiscal quarter and more frequently if circumstances warrant. We determine fair values for each of the reporting units using an income approach. When available and appropriate, we use comparative market multiples to corroborate discounted cash flow results. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reporting unit. Actual results may differ from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 12.4% to 15.7%. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving comparable businesses. Compared to the market approach, the income approach more closely aligns each reporting unit valuation to our business profile, including geographic markets served and product offerings. Required rates of return, along with uncertainty inherent in the forecasts of future cash flows, are reflected in the selection of the discount rate.

We conducted our annual impairment test for our various reporting units, and recorded an impairment charge of $51,942 related to three of our reporting units in 2013. The fair value of two of our reporting units that were not impaired and that contained total goodwill of $119,185 exceeded carrying value by 3% and 5%, respectively, for fiscal 2013. An impairment charge was recorded in 2013 related to one reporting unit which did not result in the full impairment of goodwill. Subsequent to the impairment, goodwill on this one reporting unit of $62,993 was recorded on the consolidated balance sheet. Revenue growth rates assumed for these reporting units were approximately 1-6% in 2014 and beyond. These growth rates are driven by new product launches as well as further integration of acquisitions and recapturing market share. A significant decline in our revenue and earnings or a significant decline in the price of common stock could result in an impairment charge in the future.

Intangible assets with an indefinite life are not amortized but are subject to review each reporting period to determine whether events and circumstances continue to support an indefinite useful life as well as an annual impairment test. In connection with our annual impairment test, we recognized an impairment charge at one of our reporting units in 2013 related to certain trademarks and in-process research and development of $1,245 and $610, respectively, as the carrying values of these assets exceeded the associated cash flows. During fiscal 2011, in connection with the Codman acquisition in December 2011, we elected to discontinue use of the SSI tradename and renamed the hospital direct business Symmetry Surgical. This resulted in the full impairment of the SSI trademark of $1,529 in 2011. We reviewed all other intangible assets and have not recorded any impairment related to the remaining assets for fiscal 2013, 2012 or fiscal 2011.

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

Income Taxes.  The consolidated financial statements of the Corporation have been prepared using the asset and liability method in accounting for income taxes, which requires the recognition of deferred income taxes for the expected future tax consequences of net operating losses, credits, and temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Additionally, we use tax planning strategies as part of our global tax compliance program. Judgments and interpretation of statutes are inherent in this process. The Corporation provides related valuation reserves, where applicable, in accounting for uncertain tax positions. Interest and penalties associated with reserves for uncertain tax positions are classified in income tax expense in the consolidated statements of operations.

Impact of Recently Issued and Adopted Accounting Standards
Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: In February 2013, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, ("ASU 2013-2"). ASU 2013-2 requires entities to report either on the statement of operations or disclose in the footnotes to the consolidated financial statements the effects on earnings from items that are reclassified out of comprehensive income. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-2 is effective prospectively for the first reporting period after December 15, 2012 with early adoption permitted. The adoption of ASU 2013-2 did not have an impact on our consolidated financial position, results of operations or cash flows as it only enhances disclosures.

Technical Corrections and Improvements: In October 2012, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2012-4, Technical Corrections and Improvements (“ASU 2012-4”), which covers a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and confirming amendments related to fair value measurements. ASU 2012-4 is effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-4 did not have an impact on our consolidated financial position, results of operations or cash flows as the Standard only clarified existing Codification.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. Historically, we have managed our interest rate risk by balancing the amount of our fixed rate and variable rate debt and through the use of interest rate swaps. The objective of the swaps is to more effectively balance borrowing costs and interest rate risk. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 28, 2013, we had $173,398 of variable rate debt. The weighted average interest rate for this debt as of December 28, 2013 was 3.73%. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $1,734.

In March 2012, we entered into two forward swap contracts to manage interest rate risk related to our Bank Term Loan and a portion of our Bank Revolver. The notional amount on the contracts is $78,106 as of December 28, 2013 and is reduced to $37,500 by December 2022 in line with expected reductions in the related debt instruments The fixed per annum interest rate on the swap contracts is 0.60% in 2013 that incrementally increases to 3.81% by 2022. We will receive payments at variable rates, while we make payments at fixed rates. The objective of these swap agreements is to hedge against potential changes in cash flows on our outstanding debt. No credit risk was hedged. The receivable variable leg of the swaps and the variable rate paid on the Bank Term Loan and Bank Revolver bear the same rate of interest, excluding the credit spread, and reset and pay interest on the same dates.

Foreign Currency Risk
Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. As a global company with holdings in the United Kingdom, France, Ireland, Switzerland, Malaysia and Germany, we experienced an impact from foreign exchange rate fluctuations in fiscal 2013. As a result of the fluctuation in rates for fiscal year 2013, we experienced increases in our revenue by $681, our gross margin by $141 and our net income was improved by $143 due to the impact on net gains in foreign jurisdictions.

In June and July 2012, we entered into foreign currency forward contracts to mitigate fluctuations in foreign currency on the statement of operations. As of December 28, 2013, we had settled our entire outstanding forward swap contracts, resulting in a loss of $242 included in derivative income (loss) offsetting foreign currency transaction gains included within the other expense of $1,697.

Our primary exposures to foreign currency exchange fluctuations are pound sterling/U.S. dollar and Euro/U.S. dollar. At December 28, 2013, the potential reduction in earnings from a hypothetical instantaneous 10.0% increase or decrease in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be approximately $3,200. This foreign currency sensitivity model is limited by the assumption that all of the foreign currencies to which we are exposed would simultaneously increase or decrease by 10.0% because such synchronized changes are unlikely to occur.

Commodity Price Risk
We are exposed to fluctuations in commodity prices through the purchase of raw materials that are processed from commodities, such as plastic, titanium, stainless steel, cobalt chrome and aluminum. Given the historical volatility of certain commodity prices, this exposure can impact product costs. To manage these fluctuations, we utilize competitive pricing methods such as bulk purchases, blanket orders and long-term contracts with our major suppliers to reduce short term fluctuations. For 2014, we have entered into purchasing contracts on certain raw materials totaling $7,876 at fixed prices in order to manage our risk of commodity price movements. Additionally, we often do not set prices for our products in advance of our commodity purchases; therefore, we can take into account the cost of the commodity in setting our prices for each order. In instances where we have supply agreements with customers; many of these agreements allow us to partially adjust prices for the impact of any raw material price increases. However, to the extent that we are unable to offset the increased commodity costs in our product prices, our results would be adversely affected.

Item 8. Financial Statements and Supplemental Data

SYMMETRY MEDICAL INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 28, 2013	December 29, 2012
ASSETS:
Current Assets:
Cash and cash equivalents	$7,362	$9,815
Accounts receivable, net	51,813	62,593
Inventories	58,879	64,437
Refundable income taxes	5,784	4,904
Deferred income taxes	5,439	7,878
Derivative valuation asset	—	242
Other current assets	4,900	4,145
Total current assets	134,177	154,014
Property and equipment, net	89,993	98,046
Goodwill	182,178	229,134
Intangible assets, net of accumulated amortization	105,004	116,403
Other assets	4,484	7,721

Total Assets	$515,836	$605,318

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$28,837	$27,863
Accrued wages and benefits	9,656	9,354
Other accrued expenses	7,138	10,028
Accrued income taxes	53	—
Derivative valuation liability	283	513
Current portion of capital lease obligations	465	492
Current portion of long-term debt	6,531	11,111

Total current liabilities	52,963	59,361
Accrued income taxes	2,126	7,035
Deferred income taxes	7,536	17,910
Derivative valuation liability	1,104	3,883
Other liabilities	886	869
Capital lease obligations, less current portion	974	1,417
Long-term debt, less current portion	165,450	200,113

Total Liabilities	231,039	290,588

Commitments and contingencies

Shareholders' Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued December 28, 2013-37,209; December 29, 2012-36,795	4	4
Additional paid-in capital	289,257	287,453
Retained earnings (deficit)	(9,531)	26,267
Accumulated other comprehensive income	5,067	1,006

Total Shareholders' Equity	284,797	314,730

Total Liabilities and Shareholders' Equity	$515,836	$605,318
See accompanying notes to consolidated financial statements.

SYMMETRY MEDICAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data)

	Fiscal Year Ended
	2013	2012	2011

Revenue	$399,992	$410,505	$359,046
Cost of revenue	297,936	301,449	287,897
Gross profit	102,056	109,056	71,149
Research and development expenses	4,572	4,152	4,040
Sales and marketing expenses	26,025	26,380	17,455
General and administrative expenses	46,294	44,857	37,163
Asset impairment	51,942	—	1,529
Facility closure and severance costs	1,582	622	2,710
Operating income (loss)	(28,359)	33,045	8,252
Other (income) expense:
Interest expense	17,679	19,620	3,862
Loss on debt extinguishment	4,460	—	—
Derivatives valuation (gain) loss	242	(242)	—
Other	1,691	(102)	400
Income (loss) before income taxes	(52,431)	13,769	3,990
Income tax expense (benefit)	(16,633)	4,642	1,098
Net income (loss)	$(35,798)	$9,127	$2,892

Net income (loss) per share:
Basic	$(0.99)	$0.25	$0.08
Diluted	$(0.99)	$0.25	$0.08

Weighted average common shares and equivalent shares outstanding:
Basic	36,327	35,987	35,576
Diluted	36,327	36,418	36,021

See accompanying notes to consolidated financial statements.

SYMMETRY MEDICAL INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Fiscal Year Ended
	2013	2012	2011

Net income (loss)	$(35,798)	$9,127	$2,892

Other comprehensive income (loss)
Foreign currency adjustments:
Intra-entity foreign currency transaction adjustment	1,694	1,083	(56)
Foreign currency translation adjustments	548	1,635	(1,285)
Pension plan actuarial gain (loss), net of taxes	64	(196)	—
Net unrealized gains on derivative instruments:
Unrealized holding gains (losses), net of taxes	1,560	(2,777)	—
Reclassification adjustment for realized losses included in net income	195	77	—
Other comprehensive income (loss)	$4,061	$(178)	$(1,341)

Comprehensive income (loss)	$(31,737)	$8,949	$1,551

See accompanying notes to consolidated financial statements.

SYMMETRY MEDICAL INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2011	$4	$279,592	$14,248	$2,525	$296,369
Comprehensive income:
Net income			2,892		2,892
Other comprehensive income (loss)				(1,341)	(1,341)
Exercise of Common Stock options		31			31
Amortization of unearned compensation cost		3,672			3,672
Issuance of Common Stock -
Employee Stock Purchase Plan		135			135
Restricted Stock		(359)			(359)
Balance at December 31, 2011	$4	$283,071	$17,140	$1,184	$301,399
Comprehensive income:
Net income			9,127		9,127
Other comprehensive income (loss)				(178)	(178)
Exercise of Common Stock options		920			920
Amortization of unearned compensation cost		4,032			4,032
Issuance of Common Stock -
Employee Stock Purchase Plan		151			151
Restricted Stock		(721)			(721)
Balance at December 29, 2012	$4	$287,453	$26,267	$1,006	$314,730
Comprehensive income:
Net loss			(35,798)		(35,798)
Other comprehensive income (loss)				4,061	4,061
Exercise of Common Stock options		125			125
Amortization of unearned compensation cost		2,722			2,722
Issuance of Common Stock -
Employee Stock Purchase Plan		84			84
Restricted Stock		(1,127)			(1,127)
Balance at December 28, 2013	$4	$289,257	$(9,531)	$5,067	$284,797

See accompanying notes to consolidated financial statements.

SYMMETRY MEDICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

	Fiscal Year Ended
	2013	2012	2011
Operating activities
Net income (loss)	$(35,798)	$9,127	$2,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,571	17,206	18,414
Amortization of intangible assets	7,239	8,039	2,883
Amortization of debt issuance costs	2,004	1,718	353
Interest paid in kind	—	1,335	—
Net (gain) loss on sale of assets	610	(154)	272
Asset impairment	51,942	—	1,529
Deferred income tax provision	(9,220)	798	(2,133)
Reserve for uncertain tax positions	(4,908)	191	281
Loss on debt extinguishment	1,766	—	—
Excess tax deficit (benefit) from stock-based compensation	45	(251)	—
Stock-based compensation	2,722	4,032	3,672
Derivative valuation (gain) loss	242	(242)	—
Unrealized foreign currency transaction (gain) loss	1,880	112	(1,245)
Change in operating assets and liabilities:
Accounts receivable	11,326	(10,188)	(1,334)
Other assets	(642)	507	(1,875)
Inventories	5,734	21,006	(3,416)
Current income taxes	(815)	(344)	(2,827)
Accounts payable	451	3,728	(218)
Accrued expenses and other	(4,960)	6,070	3,713
Net cash provided by operating activities	46,189	62,690	20,961

Investing activities
Purchases of property and equipment	(10,188)	(10,757)	(13,666)
Proceeds from the sale of property and equipment	826	414	179
Acquisitions	—	—	(176,687)
Net cash used in investing activities	(9,362)	(10,343)	(190,174)

Financing activities
Proceeds from Bank Revolver	181,088	27,458	135,687
Payments on Bank Revolver	(124,088)	(79,331)	(72,814)
Proceeds from (payments on) short term borrowings, net	—	(6,565)	3,135
Issuance of (payments on) senior subordinated term notes	(65,000)	—	65,000
Issuance of bank term loan	—	—	50,000
Payments on bank term loans and capital lease obligations	(30,745)	(3,617)	(1,931)
Proceeds from the issuance of common stock, net	(873)	99	(226)
Excess tax deficit (benefit) from stock-based compensation	(45)	251	—
Debt issuance cost	(586)	—	(5,582)
Net cash provided by (used in) financing activities	(40,249)	(61,705)	173,269
Effect of exchange rate changes on cash	969	242	(192)

Net increase (decrease) in cash and cash equivalents	(2,453)	(9,116)	3,864
Cash and cash equivalents at beginning of period	9,815	18,931	15,067

Cash and cash equivalents at end of period	$7,362	$9,815	$18,931

Supplemental disclosures:
Cash paid for interest	$19,493	$14,311	$3,306
Cash paid (received) for income taxes	$(1,824)	$3,691	$5,647
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

Symmetry Surgical is the Corporation’s business segment which arose from the integration of the 2011 acquisitions of the surgical instruments business of Codman & Shurtleff Inc. (“Codman”) and Olsen Medical lines of surgical instruments with Symmetry’s previous hospital direct business, Specialty Surgical Instrumentation (“SSI”). Symmetry Surgical offers a broad range of reusable stainless steel and titanium surgical hand-held instruments and retractor systems, sterile disposable surgical products (vein strippers, SECTO dissectors, tonsil sponges and surgical marker pens), and sterilization containers.

On August 15, 2011, the Corporation acquired the assets of PSC’s Olsen Medical division for $11,000 in cash. Olsen Medical manufactures a full line of single-use and reusable bipolar and monopolar forceps, cords, electrosurgical pens/pencils, electrodes, and accessories. Olsen Medical’s products are primarily sold directly to hospitals in the U. S. and internationally through distributors.

On December 29, 2011, the Corporation acquired the surgical instruments business of Codman for $165,687 in cash. Codman distributes surgical instruments and sterile disposable surgical products directly to hospitals. The addition of Codman surgical instruments allows us to offer an expanded array of medical instruments and related products, expands our intellectual property, trademarks, regulatory approvals, and provides an instrument procurement center and personnel located in Tuttlingen, Germany. Codman’s surgical instrument products are primarily sold in the U. S. and internationally through distributors.

2. Summary of Significant Accounting Policies
Principles of Consolidation.  The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Year End. The Corporation’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2013 was a 52 week year (ending December 28, 2013), fiscal year 2012 was a 52 week year (ending December 29, 2012), and fiscal year 2011 was a 52 week year (ending December 31, 2011). References in these consolidated financial statements to 2013, 2012 and 2011 refer to these financial periods, respectively.

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

	December 28, 2013	December 29, 2012	December 31, 2011
Beginning balance	$859	$945	$1,003
Provision	528	498	290
Write-offs	(355)	(584)	(348)
Ending balance	$1,032	$859	$945

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

Definite-Lived Long-Lived Assets.  The Corporation assesses the impairment of definite lived long-lived assets when circumstances indicate the carrying value of an asset may not be recoverable based on the undiscounted future cash flows of an asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, undiscounted cash flows, or external appraisals, as applicable. The Corporation reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Intangible assets subject to amortization consist of technology, certain trademarks and non-compete intangible assets which are amortized using the straight-line method, as well as customer related intangible assets which are amortized on an accelerated method. Straight-line methods are used for income tax purposes. All of the Corporation’s intangible assets were acquired in connection with our various acquisitions. The Corporation is required to reassess the expected useful lives of existing definite-lived assets annually. The Corporation recorded impairment charges at one of the Corporation's reporting units in 2013 related to customer relationships and trademarks of $1,403 and $953, respectively. The Corporation reviewed all other definite-lived long-lived assets and has not recorded any impairment related to the remaining assets for fiscal 2013, 2012 or 2011.

Goodwill and Other Indefinite-Lived Assets. Goodwill recorded by the Corporation represents the purchase price in excess of the net assets of businesses acquired. Goodwill is not amortized but is tested for impairment annually on the first day of the fourth fiscal quarter and more frequently if circumstances warrant using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. Potential impairment is determined by comparing estimated fair value to the net book value of the reporting unit. Fair value is calculated using an income approach based on the present value of estimated future cash flows. The Corporation has multiple operating segments which are comprised of multiple components that represent the lowest level for which discrete financial information is available and the operating results of that component are regularly reviewed by management. The Corporation aggregates certain components that share similar economic similarities and that are vertically integrated within the same operating segment into reporting units. The Corporation completed its annual impairment testing and recorded impairment charges at three of the Corporation's reporting units in 2013 totaling $47,450. No other impairment of goodwill existed in fiscal 2012 or 2011.

Intangible assets with an indefinite life are not amortized but are subject to review each reporting period to determine whether events and circumstances continue to support an indefinite useful life as well as an annual impairment test. In connection with the annual impairment test, the Corporation recognized an impairment charge at one of the Corporation's reporting units related to certain trademarks and in-process research and development of $1,245 and $610, respectively. During fiscal 2011, in connection with the Codman acquisition in December 2011, the Corporation elected to discontinue use of the SSI tradename and renamed the hospital direct business Symmetry Surgical. This resulted in the full impairment of the SSI tradename of $1,529 in 2011 which has been reflected in the impairment of intangible asset line item in the consolidated statements of operations and within the Symmetry Surgical reportable segment. The Corporation reviewed all other amortizing intangible assets and has not recorded any impairment related to the remaining assets for fiscal 2013, 2012 or 2011.

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

Income Taxes.  The consolidated financial statements of the Corporation have been prepared using the asset and liability method in accounting for income taxes, which requires the recognition of deferred income taxes for the expected future tax consequences of net operating losses, credits, and temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Additionally, we use tax planning strategies as part of our global tax compliance program. Judgments and interpretation of statutes are inherent in this process. The Corporation provides related reserves, where applicable, in accounting for uncertain tax positions. Interest and penalties associated with reserves for uncertain tax positions are classified in income tax expense in the consolidated statements of operations.

Foreign Currency Translation.  The financial statements of the Corporation’s foreign subsidiaries are accounted for and have been translated into U.S. dollars in accordance with accounting guidance on foreign currency translation. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. Currency translation adjustments have been recorded as a separate component of shareholders’ equity. Foreign currency transaction gains and losses resulting from a subsidiary’s foreign currency denominated assets and liabilities included in other income were losses of $1,697, $384 and $331 in 2013, 2012 and 2011, respectively.

Shipping and Handling Costs.  The Corporation reflects freight costs associated with shipping its products to customers as a component of cost of revenues.

Advertising Costs.  Advertising costs are expensed as incurred. Advertising costs were $910, $265 and $249 in 2013, 2012 and 2011, respectively.

Derivative Financial Instruments.  The Corporation recognizes all derivative instruments in its consolidated financial statements at fair value. Changes in the fair value of derivatives are recorded each period in the Derivative Valuation (gain)/loss line item of the consolidated statements of operations unless the derivative qualifies for hedge accounting in which case the realized changes in fair value are reflected in the same financial statement line item of the item being hedged or the effective portion of changes in fair value of hedges is recorded each period in accumulated other comprehensive income (loss), net of tax, until the related hedge transaction occurs. Any ineffective portion of changes in fair value of the hedges is recorded in the derivative valuation (gain)/loss line item of the statement of operations.

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

Recently Adopted Accounting Pronouncements
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

3. Inventories
Inventories consist of the following:

	December 28, 2013	December 29, 2012
Raw material and supplies	$10,249	$12,683
Work-in-process	23,315	20,335
Finished goods	25,315	31,419
	$58,879	$64,437

4. Property and Equipment
Property and equipment, including depreciable lives, consists of the following:

	December 28, 2013	December 29, 2012
Land	$6,046	$6,572
Buildings and improvements (20 to 40 years)	42,519	42,885
Machinery and equipment (5 to 15 years)	161,734	156,157
Office equipment (3 to 5 years)	21,619	19,445
Construction-in-progress	4,061	6,414
	235,979	231,473
Less accumulated depreciation	(145,986)	(133,427)
	$89,993	$98,046

5. Goodwill and Other Intangible Assets
The Corporation has multiple operating segments which are comprised of multiple components that represent the lowest level for which discrete financial information is available and the operating results of that component are regularly reviewed by management. The Corporation aggregates certain components that share similar economic similarities and that are vertically integrated within the same operating segment into reporting units

In the third quarter, the Corporation determined that the expected operating results for certain of its reporting units were projected to be substantially lower than previous forecasts. Given this information, the Corporation conducted its annual impairment test and determined that impairment existed for three reporting units. The Corporation finalized its impairment tests during the fourth quarter 2013. The finalized impairment is $51,942 for goodwill and other assets and has been recorded in the condensed consolidated statements of operations within Asset Impairment. The Corporation recorded a pre-tax non-cash charge during fiscal 2013 in the amount of $31,837 related to the OEM Solutions segment and $20,105 related to the Symmetry Surgical segment. The impairment in OEM Solutions consisted of goodwill, trademarks, customer relationships, and property and equipment of $29,200, $953, $1,403, and $281, respectively, and was primarily driven by the reduced outlook on revenues and profitability related to instrument production for customer capital expenditures related to product launches and instrument replenishment, as well as operational issues at the Clamonta, Ltd. subsidiary, which services the Aerospace industry. The impairment in Symmetry Surgical consisted of goodwill, trademarks and in-process research and development of $18,250, $1,245, and $610, respectively, and was primarily driven by lower revenue due to the previously disclosed integration challenges related to the 2011 acquisition of the surgical instruments business of Codman & Shurtleff, Inc. ("Codman") which the Corporation has not recovered from as quickly as previously expected.

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

•
The discount rate used to measure the present value of the projected future cash flows is set using a weighted-average cost of capital method that considers market and industry data, as well as the Corporation's specific risk factors that are likely to be considered by a market participant.  The weighted-average cost of capital is the Corporation's estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. Discount rates used for each of the Corporation’s reporting units where impairment was recognized were approximately 12.4%, 15.7% and 12.5%.

For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement.

In the second step, the Corporation assigned the reporting unit's fair value to all of its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment charge. This allocation process was performed only for the purposes of measuring the goodwill impairment and not to adjust the carrying values of the recognized assets and liabilities. Based on the results of this testing, the Corporation's OEM Solutions reporting segment impaired goodwill for $29,200, while the Corporation’s Symmetry Surgical reporting segment impaired goodwill for $18,250.
Prior to performing the annual goodwill impairment tests for the reporting units whom failed step 1, the Corporation tested long-lived assets to be held and used for impairment on an undiscounted cash flow basis. Based on the results of this testing, the Corporation's OEM Solutions reporting segment impaired trademarks, customer relationships, and property and equipment of $953, $1,403, and $281, respectively, while the Corporation’s Symmetry Surgical reporting segment impaired trademarks and in-process research and development of $1,245, and $610, respectively.

As of December 28, 2013, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Acquired technology and patents	11 years	$1,730	$(1,178)	$552
Acquired customers	19 years	123,961	(27,766)	96,195
Trademarks and other	9 years	5,393	(169)	5,224
Intangible assets subject to amortization	19 years	131,084	(29,113)	101,971
Proprietary processes	Indefinite			3,033
Total				$105,004

As of December 29, 2012, the balances of intangible assets, other than goodwill, were as follows:

	Weighted-Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Acquired technology and patents	12 years	$2,161	$(1,467)	$694
Acquired customers	19 years	126,481	(22,027)	104,454
Other	17 years	1,421	(414)	1,007
Intangible assets subject to amortization	19 years	130,063	(23,908)	106,155
Proprietary processes	Indefinite			3,578
In process research and development	Indefinite			610
Trademarks	Indefinite			6,060
Indefinite-lived intangible assets, other than goodwill				10,248
Total				$116,403

Annual intangible asset amortization expense is estimated to approximate $7,500 for each of the next 5 fiscal years.

The reconciliation of the beginning and ending carrying amounts of goodwill are as follows:

Balance as of December 31, 2011	$229,112
Adjustment to goodwill	(402)
Effects of foreign currency	424
Balance as of December 29, 2012	$229,134
Impairment of goodwill	(47,450)
Effects of foreign currency	494
Balance as of September 28, 2013	$182,178

6. Employee Benefit Plan
The Corporation sponsors one defined benefit pension plan for the benefit of its employees at its German subsidiary, which is a legacy plan of the Codman surgical instruments business acquired during the year ended December 31, 2011. The plan is unfunded and provides defined benefits based on the final average salary of the employees as defined in the plan.
The components of net periodic pension cost for 2013 is as follows:

	Fiscal Year Ended
	2013	2012
Components of Net Periodic Pension Cost:
Service cost	$50	$29
Interest cost	22	18
Amortization of net actuarial loss	16	—
Foreign currency exchange rate changes	—	—
Net periodic pension cost	$88	$47
Weighted average assumptions used to determine net periodic pension cost:
Discount rate	3.00%	4.60%
Salary increases	2.00%	2.00%
The change in the projected benefit obligation and the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheets as of December 28, 2013 and December 29, 2012 is as follows:

	Fiscal Year Ended
	2013	2012	2011
Change in projected benefit obligation
Benefit obligation, beginning of year	$728	$394	$—
Service cost	50	29	—
Interest cost	22	18	—
Actuarial (gain) loss	(117)	275	—
Foreign currency exchange rate changes	65	12	—
Acquisition	—	—	394
Benefit obligation, end of year	$748	$728	$394
Change in fair value of assets:
Fair value of plan assets, beginning of year	$—	$—	$—
Fair value of plan assets, end of year	$—	$—	$—
Funded status at end of year - under funded	$(748)	$(728)	$(394)
The following summarizes the Corporation’s balance sheet related pension and other benefit plan accounts at December 28, 2013 as compared to accounts at December 29, 2012:

	Fiscal Year Ended
	2013	2012	2011
Noncurrent benefit liability	$748	$728	$394
Accumulated other comprehensive loss, net of tax	$132	$196	$—
No contributions were made during 2013 to the plan, nor are any contributions expected to be made to the plan in 2014, since the plan is unfunded. The accumulated benefit obligation for the plan was $592 and $570 at December 28, 2013 and December 29, 2012, respectively.

The amounts recognized in accumulated other comprehensive income as of December 28, 2013 and December 29, 2012 are as follows:

	Fiscal Year Ended
	2013	2012	2011
Net actuarial (gain) loss	$(117)	$275	$—
Less: Tax (benefit) expense	53	(79)	—
Accumulated other comprehensive income impact	$(64)	$196	$—
Weighted average assumptions used to determine benefit obligation:
Discount rate	3.60%	3.00%	4.60%
Salary increases	2.00%	2.00%	2.00%
The net actuarial loss for the pension plan required to be amortized from accumulated other comprehensive income into net periodic pension cost in 2014 is expected to be $9.

There are no significant benefits under the plan which is expected to be paid from fiscal 2014 through fiscal 2018.

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

As of December 28, 2013, the Corporation held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Corporation's cash equivalents and derivative instruments in the form of interest rate swaps and foreign currency forward contracts. The Corporation's cash equivalents include highly liquid financial instruments that are readily convertible with maturities of 90 days or less. The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these derivative instruments as Level 2 in accordance with the FASB Standard on fair value measurement.

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

	December 28, 2013				December 29, 2012
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$—	$35	$—	$35	$—	$920	$—	$920
Foreign currency forwards	—	—	—	—	—	242	—	242
Total assets	$—	$35	$—	$35	$—	$1,162	$—	$1,162
Liabilities
Interest rate swaps	$—	$(1,387)	$—	$(1,387)	$—	$(4,396)	$—	$(4,396)
Total liabilities	$—	$(1,387)	$—	$(1,387)	$—	$(4,396)	$—	$(4,396)

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition.

The Corporation has performed its annual impairment test for goodwill. The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets are classified within Level 3, in the event that the Corporation were required to measure and record such assets at fair value within its consolidated financial statements, as discussed in the Note 5, Goodwill and Other Intangible Assets.

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

The Corporation's profitability and cash flows are affected by changes in interest rates, specifically LIBOR. The primary purpose of the Corporation's interest rate risk management activities is to hedge its exposure to changes in interest rates. In March, 2012, the Corporation entered into two forward swap contracts to manage interest rate risk related to its Bank Term Loan and a portion of its Bank Revolver. The notional amount on the swap contracts is $78,106 as of December 28, 2013 and is reduced to $37,500 by December 2022 in line with expected reductions in the related debt instruments. The fixed per annum interest rate on the swap contracts is 0.60% in 2013 that incrementally increase to 3.81% by 2022. These swap contracts, which were a fair value liability of $1,387 and $4,396 as of December 28, 2013 and December 29, 2012, respectively, were designated as cash flow hedges of the future payments of variable rate interest with one-month LIBOR. For the twelve months ended December 28, 2013 and December 29, 2012, the Corporation recorded gain (loss) of $3,009 and ($4,396), respectively, attributable to these cash flow hedges included in other comprehensive income. Of the total cumulative loss, $283 will be reclassified into earnings in the next twelve months.

In June and July 2012, the Corporation entered into forward swap contracts to mitigate the impact of fluctuations in foreign currency on the statement of operations. As of December 28, 2013, the Corporation had settled all of its outstanding forward swap contracts. As of December 29, 2012, the Corporation had contracts for the sale of 3,161 Euros, which were settling in equal amounts over the twelve month period which began July 2012. These swap contracts, which were an aggregate fair value asset of $242 at December 29, 2012, were not designated as cash flow hedges and therefore the change in the fair value was immediately recorded in derivatives valuation (gain) loss in the consolidated statements of operations.

9. Debt Arrangements
 Long-term debt consists of the following:

	December 28, 2013	December 29, 2012
Bank term loan payable in quarterly installments beginning September 2012, plus interest at a variable rate, through December 2016	$16,981	$47,222
Senior subordinated term notes, plus interest at 14.0%, payable upon maturity at December 2017	—	66,002
Bank Revolver, due November 2015	155,000	98,000
	171,981	211,224
Less current portion	(6,531)	(11,111)

	$165,450	$200,113

The Corporation’s Amended Credit Agreement currently provides for a $200,000 revolving line of credit (Bank Revolver) and a $50,000 bank term loan (Bank Term Loan). The Amended Credit Agreement also includes an accordion feature, which permits the Corporation to borrow up to an additional $50,000 in the form of additional term loans or an increase in the Bank Revolver subject to the terms and conditions set forth in the Amended Credit Agreement. The Amended Credit Agreement, which is senior and secured, has an aggregate of $171,981 outstanding as of December 28, 2013.

Borrowings under the Amended Credit Agreement bear interest at a rate per annum based upon LIBOR, the Federal Funds rate or the Lenders' prime rate, in each case plus an applicable margin, at the Corporation's option. The Bank Term Loan is to be repaid in quarterly installments of $2,778, may be prepaid, in whole or in part, at the option of the Corporation, and is required to be prepaid using all or a portion of the net cash proceeds of certain asset sales, recovery events, and issuances of new debt or equity and, depending on the Corporation's Total Leverage Ratio (as defined in the Amended Credit Agreement), using a portion of the Corporation's Excess Cash Flow (as defined in the Amended Credit Agreement) (the "Excess Cash Flow Prepayment"). The Excess Cash Flow Prepayment is required to be made within 90 days of the end of the fiscal year in which the Excess Cash Flow is generated. As of December 28, 2013, the Excess Cash Flow calculation will require the Corporation to prepay the bank term loan payable in full prior to March 29, 2013. The payment will be made with capacity on the Bank Revolver. The Bank Revolver matures on November 3, 2015 and the Bank Term Loan matures on December 31, 2016.

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

On December 27, 2013, the Corporation amended its Amended Credit Agreement to allow for the prepayment of the senior subordinated term notes (referred to as "Term Notes" or "Mezzanine Debt") and to modify certain financial covenants. In connection with the amendment, the Corporation paid off the outstanding principal and interest of the Term Notes that were to mature on December 29, 2017. The outstanding principal balance of the Term Notes bore interest at a rate of 14% per annum.

As of December 28, 2013, the most restrictive financial covenants per the Corporation’s lending arrangements included the debt to EBITDA covenant ratio to be less than 4.00:1. The Corporation's ratio was approximately 3.13:1. The minimum interest coverage ratio is required to be greater than 1.25:1, and the Corporation's ratio at December 28, 2013 was approximately 1.52:1. The Corporation was in compliance with all covenants as of December 28, 2013. The debt to EBITDA covenant will become more restrictive throughout 2014, which will be required to be less than 3.50:1.0, as of January 3, 2015

In April 2012, our Penang, Malaysia unit renewed its existing short-term revolving line of credit of $8,000 which is renewable on an annual basis. The facility required interest only monthly payments at LIBOR, plus an applicable margin per year and the total outstanding amount was due upon maturity in April 2013. During December 2012, this agreement was paid in full and terminated.

In March 2013, our Sheffield, U.K. unit renewed its existing short-term revolving line of credit of £1,000 which is renewable on an annual basis. The facility requires monthly payments plus interest at 2.75% per year. There were no borrowings on the short-term revolver as of December 28, 2013 or December 29, 2012. The revolver is secured by certain assets of our Sheffield, U.K. unit.

Maturities of long-term debt for the five years succeeding December 28, 2013 are as follows:

2014	$6,531
2015	160,225
2016	5,225
Thereafter	—
$171,981

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
Property and equipment and related accumulated amortization for building and equipment under capital leases are as follows:

	December 28, 2013	December 29, 2012
Buildings and improvements	$4,991	$4,991
Machinery and equipment	39	877
	5,030	5,868
Less accumulated amortization	(4,305)	(4,727)
	$725	$1,141
Amortization of leased assets is included in depreciation expense.

Future minimum payments for capital leases are as follows at December 28, 2013:

2014	$897
2015	897
2016	677
Thereafter	—
Total minimum payments	2,471
Amounts representing interest	(1,032)
Present value of net minimum lease payments (including total current portion of $465)	$1,439

11. Accumulated Other Comprehensive Income
 Accumulated other comprehensive income is comprised of gains (losses) resulting from currency translations of foreign entities and unrealized losses on our derivative designated as a hedge. Other comprehensive income consists of the following:

	Foreign Currency Translation	Unrealized Gains (Losses) on Derivative Instruments, net of tax	Pension Plan Actuarial Loss, net of tax	Other Comprehensive Income (loss)
Balance at December 29, 2012	$3,902	$(2,700)	$(196)	$1,006
Other comprehensive income before reclassifications	2,242	1,560	64	3,866
Amounts reclassified from accumulated other comprehensive income	—	195	—	195
Net current-period other comprehensive income	2,242	1,755	64	4,061
Balance at December 28, 2013	$6,144	$(945)	$(132)	$5,067

Amounts reclassified from accumulated other comprehensive income (loss) to earnings during the twelve months ended December 28, 2013 and December 29, 2012 were as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	December 28, 2013	December 29, 2012
Realized losses on derivative instruments	$348	$130	Interest expense
Tax benefit	(153)	(53)	Income tax expense (benefit)
Loss, net of tax	$195	$77

12. Income Taxes
Income before income taxes consisted of:

	Fiscal Year Ended
	2013	2012	2011
Domestic	$(46,486)	$13,206	$(2,745)
Foreign	(5,945)	563	6,735
	$(52,431)	$13,769	$3,990

Significant components of the Corporation’s net deferred tax liabilities are as follows:

	December 28, 2013	December 29, 2012
Deferred tax asset
Compensation	$1,673	$2,181
Inventory	3,747	4,102
Loss carryforwards	5,050	3,696
Credit carryforwards	1,223	1,002
Derivative agreements	524	1,697
Other	1,911	3,920
	14,128	16,598
Valuation allowance	(6,828)	(5,833)
Total deferred tax asset	7,300	10,765
Deferred tax liability
Intangibles	(3,949)	(13,974)
Property, plant and equipment	(5,448)	(6,823)
Total deferred tax liabilities	(9,397)	(20,797)
Deferred tax liabilities, net	$(2,097)	$(10,032)

Significant components of the income tax provision are as follows:

	Fiscal Year Ended
	2013	2012	2011
Current:
Federal	$(9,226)	$2,166	$1,420
State	520	178	166
Foreign	1,293	1,599	1,642
	(7,413)	3,943	3,228
Deferred	(9,220)	699	(2,130)
	$(16,633)	$4,642	$1,098

The provision for income taxes differs from that computed at the Federal statutory rate of 35% in 2013, 2012 and 2011 as follows:

	Fiscal Year Ended
	2013	2012	2011
Tax at Federal statutory rate	$(18,351)	$4,819	$1,397
State income taxes	(1,843)	512	41
State tax credits	(50)	(116)	(117)
Foreign income taxes	1,118	(1,180)	(697)
Qualified production activities deduction	—	(210)	(139)
Research and development credits--current year	(206)	(72)	(433)
Valuation allowance	874	513	320
Goodwill impairment	6,581		—
Reserve for uncertain tax positions	(4,908)	191	281
Other	152	185	445
	$(16,633)	$4,642	$1,098

At December 28, 2013, the Corporation had a net operating loss carryforward of approximately $18,817 and an associated deferred tax asset of $4,328 in the U.K. The U.K. carryforward has no expiration date, however, due to the uncertainty of the realization of the full benefit of the U.K. net operating loss carryforward, the Corporation has established a valuation allowance of $6,828 against its net deferred tax asset in the U.K., which includes the net operating loss carryforward. The Corporation has United States federal and various multistate income tax net operating loss carryforwards which have been recorded as a deferred tax asset of approximately $722. No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries because it is expected that such earnings will be reinvested in these foreign operations indefinitely. Additional tax provision will be required if these earnings are repatriated in the future to the United States. Due to complexities in the tax laws and assumptions that we would have to make, it is not practicable to determine the amount of the unrecognized deferred income tax liability. At December 28, 2013, we had an aggregate of $34,592 of unremitted earnings of foreign subsidiaries that have been or are intended to be permanently reinvested for continued use in foreign operations.

The Corporation's policy with respect to interest and penalties associated with reserves for uncertain tax positions is to classify such interest and penalties in income tax expense in the consolidated statements of operations. As of December 28, 2013, the total amount of unrecognized income tax benefits computed under ASC 740 was approximately $1,962, all of which, if recognized, would impact the effective income tax rate of the Corporation. As of December 28, 2013 and December 29, 2012, the Corporation had recorded a total of $165 and $856, respectively, in the consolidated balance sheets of accrued interest and penalties related to uncertain tax positions. Due to the expiration of statutes of limitations in various jurisdictions in 2014, it is reasonably possible the Corporation's reserve for uncertain tax positions could decrease by approximately $317 in the next twelve months. During 2013, certain reserves relating to federal income tax positions expired due to the statutes of limitations. As such, the consolidated statement of operations was benefited $5,231 through a reduction in income tax expense. As of December 28, 2013, the Corporation is subject to unexpired statutes of limitations for U.S. federal income taxes for the year 2009. The Corporation is also subject to unexpired statutes of limitations for various states including most significantly Indiana, Massachusetts and New Hampshire generally for the years 2009-2012. During 2013, 2012 and 2011, the Corporation recorded $(691), $191 and $241, respectively of interest and penalties in the consolidated statements of operations.

The reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2011	$6,179
Additions based on tax positions--current year	—
Additions for tax positions--prior years	—
Settlements	—
Balance at December 29, 2012	6,179
Additions based on tax positions--current year	82
Additions for tax positions--prior years	932
Settlements	—
Lapses of statutes of limitations	(5,231)
Balance at December 28, 2013	$1,962

13. Profit Sharing Plan
During fiscal 2013, the Corporation maintained a profit sharing plan, which qualifies for favorable tax treatment under Section 401(k) of the Internal Revenue Code. Contributions by the Corporation are based upon both discretionary and matching nondiscretionary amounts. The matching amounts represent a 50% match of employees’ contributions, up to a maximum of $4 per participant per year. Expense recorded for the plans was $1,848, $1,751 and $1,708 for 2013, 2012 and 2011, respectively.

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

The 2004 Amended and Restated Equity Incentive Plan.  The 2004 Amended and Restated Equity Incentive Plan as amended (“the 2004 Incentive Plan”) is designed to enable us to attract, retain and motivate our directors, officers, employees and consultants, and to further align their interests with those of the Corporation’s stockholders, by providing for or increasing their ownership interests in our Corporation. The 2004 Incentive Plan provides for the issuance of stock options, stock appreciation rights (“SARs”), restricted stock, deferred stock, dividend equivalents, other stock-based awards and performance awards. Performance awards will be based on the achievement of one or more business or personal criteria or goals, as determined by the compensation committee. During 2012, the 2004 Incentive Plan was amended to increase the number of shares of common stock permitted for the grant of equity incentive awards by 1,710,000 shares. An aggregate of 3,383,333 shares of common stock are now reserved for issuance under the 2004 Incentive Plan, subject to certain adjustment reflecting changes in the Corporation capitalization. The Corporation provides newly issued shares to satisfy stock option exercises and issuance of SARs, restricted stock, deferred stock, dividend equivalents, other stock-based awards and performance awards.

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

Valuation Assumptions
Risk-free interest rate	0.75%
Expected volatility	48%
Expected dividend yield	—
Expected term	5.5 years
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

A summary of stock option activity and weighted-average exercise prices for the periods indicated are as follows:

	Number of Options	Weighted Average Price	Intrinsic Value
Outstanding at December 29, 2012	351,941	$7.15	$1,146
Granted	—	—	—
Exercised	(22,631)	$3.04	—
Canceled	—	—	—
Outstanding at December 28, 2013	329,310	$7.44	$874
Exercisable at December 28, 2013	29,310	$4.83	—

Range of Exercise	Number Outstanding	Weighted Average Remaining Life	Weighted Average Outstanding Price	Number Exercisable at December 28, 2013	Weighted Average Exercisable Price
$4.83 - $7.69	329,310	4.2 years	$7.44	29,310	$4.83

During 2012, the Corporation granted 300,000 stock options with aggregate fair values on the date of grant of $1,011. The estimated fair value of the stock options granted in 2012 was $3.37. The Corporation did not grant any options during 2013 or 2011. Intrinsic value for stock options is the difference between the current market value of the Corporations’ stock and the option strike price. The total intrinsic value of stock options exercised during 2013, 2012 and 2011 were $139, $1,056 and $38, respectively. In 2013 and 2012, the Corporation recorded compensation expense of $202 and $84 , respective, related to stock options grants. The Corporation had no compensation expense relating to stock options during 2011. As of December 28, 2013, $725 of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 3.6 years.

Restricted stock is a grant of shares of common stock that may not be sold or disposed of, and that may be forfeited in the event of certain terminations of employment, prior to the end of a restricted period set by the compensation committee. A participant granted restricted stock generally has all of the rights of a shareholder, unless the compensation committee determines otherwise.

During 2013, the Corporation awarded no performance based restricted stock to employees, however. an aggregate of 95,302 shares of non-performance based restricted stock were granted to several employees during 2013 that have vesting schedules that vary by grant and range from immediately upon grant through five years. The Corporation also granted 65,730 shares of non-performance based restricted stock to directors that vest over three years with one-third vesting on December 21 of each year. The aggregate fair value of 2013 granted shares was $1,609.

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

In 2013, 2012 and 2011, the Corporation recorded compensation expense of $2,520, $3,948 and $3,672, respectively, related to restricted stock grants. The Corporation’s policy is to recognize expense for awards subject to graded or cliff vesting using the straight-line attribution method. As of December 28, 2013, the Corporation had unearned compensation cost related to unvested restricted stock awards of $2,520 which will be expensed through 2018.

A summary of all restricted stock activity for the period indicated below is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2012	1,042,972	$9.08
Granted	161,032	$9.99
Vested	(271,986)	$9.26
Canceled	(236,976)	$9.06
Outstanding at December 28, 2013	695,042	$9.24
The total fair value of restricted stock that vested during 2013, 2012 and 2011 was $2,631, $2,245 and $1,957, respectively.

15. Employee Stock Purchase Plan
2004 Employee Stock Purchase Plan.  As of July 25, 2013, the Corporation terminated the 2004 Amended and Restated Employee Stock Purchase Plan as amended (“the Plan”), following the completion of the May 2013 purchase. A total of 600,000 shares of the Corporation’s common stock were reserved for issuance over the term of the Plan. The Corporation filed an amendment to its registration statement to deregister the remaining 301,985 shares of unissued common stock on the termination date. This plan was non-compensatory.

The Plan was designed to provide an incentive for our domestic employees to purchase our common stock and acquire a proprietary interest in the Corporation. During 2012, the Plan was amended to clarify that eligible compensation includes commissions earned by the Corporation’s salespeople. The Amendment also provided that fractional shares may be purchased to facilitate recordkeeping and avoid participants retaining an amount less than the price of a single share in their accounts after each purchase.

Each participant was granted an option to purchase shares of the Corporation’s common stock at the beginning of each 6-month “offering period” under the plan, on each “exercise date,” during the offering period. Exercise dates occurred on the last date on which the NYSE was open for trading prior to each May 31 and November 30. Participants purchased the shares of the Corporation’s common stock through after-tax payroll deductions, not to exceed 10% of the participant’s total base salary on each payroll date. No participant could purchase more than 750 shares of common stock on any one exercise date or more than $25 of common stock in any one calendar year. The purchase price for each share was 95% of the fair market value of such share on the exercise date. If a participant’s employment with the Corporation or one of its designated subsidiaries terminated, any outstanding option of that participant also terminated.

On May 31, 2013, 9,477 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $8.86 per share. On November 30, 2012, 8,313 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $9.26 per share. On May 31, 2012, 10,079 shares of the Corporation’s common stock were purchased by the participants in the plan at a price of $7.35 per share.

16. Segment Reporting
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

Reportable segment information is as follows:

	Fiscal Year Ended 2013
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
Revenues
External revenues	$310,733	$89,259	—	$399,992	—	$399,992
Intersegment revenues	5,381	71	—	5,452	$(5,452)	—
Total revenues	316,114	89,330	—	405,444	(5,452)	399,992
Depreciation and amortization	17,491	6,084	$235	23,810	—	23,810
Operating income (loss)	(3,341)	(15,116)	(9,899)	(28,356)	(3)	(28,359)
Interest expense						17,679
Loss on debt extinguishment						4,460
Derivatives valuation loss						242
Other						1,691
Loss before income taxes						(52,431)
Total assets	320,076	179,650	16,110	515,836	—	515,836
Capital expenditures	8,985	903	300	10,188	—	10,188

	Fiscal Year Ended 2012
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
Revenues
External revenues	$303,265	$107,240	—	$410,505	—	$410,505
Intersegment revenues	9,929	342	—	10,271	$(10,271)	—
Total revenues	313,194	107,582	—	420,776	(10,271)	410,505
Depreciation and amortization	18,490	6,542	$213	25,245	—	25,245
Operating income (loss)	25,792	18,226	(11,192)	32,826	219	33,045
Interest expense						19,620
Derivatives valuation gain						(242)
Other						(102)
Income before income taxes						13,769
Total assets	370,704	214,391	20,223	605,318	—	605,318
Capital expenditures	8,246	2,298	213	10,757	—	10,757

	Fiscal Year Ended 2011
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
Revenues
External revenues	$319,547	$39,499	—	$359,046		$359,046
Intersegment revenues	7,195	387	—	7,582	$(7,582)	—
Total revenues	326,742	39,886	—	366,628	(7,582)	359,046
Depreciation and amortization	20,124	978	$195	21,297	—	21,297
Operating income (loss)	23,183	(775)	(14,156)	8,252	—	8,252
Interest expense						3,862
Derivatives valuation gain						—
Other						400
Income before income taxes						3,990
Total assets	411,143	206,308	21,414	638,865	—	638,865
Capital expenditures	13,081	473	112	13,666	—	13,666

Revenues to External Customers:

	Fiscal Year Ended
	2013	2012	2011
United States	$292,593	$302,558	$261,327
Ireland	31,656	22,362	22,473
United Kingdom	24,544	30,203	29,397
Other foreign countries	51,199	55,382	45,849
Total revenues	$399,992	$410,505	$359,046

Long-Lived Assets:

	Fiscal Year Ended
	2013	2012	2011
United States	$52,959	$60,292	$66,596
Ireland	3,610	25,499	25,683
United Kingdom	25,551	3,116	2,605
Other foreign countries	7,873	9,139	8,479
Total long-lived assets	$89,993	$98,046	$103,363

Concentration of Credit Risk:
Financial instruments that potentially subject the Corporation to concentration of credit risk consist principally of accounts receivable. A significant portion of the Corporation’s sales are derived from our top ten customers, predominantly in the orthopedic device market, and, as such, the Corporation is directly affected by the condition of those customers and that industry. However, the credit risk associated with the trade receivables is partially mitigated due to the stability of those customers. The Corporation performs ongoing credit evaluations of its customers and does not require collateral or other security from its customers.

A substantial portion of the Corporation's net revenues is derived from a limited number of customers. Net revenue from customers of the Corporation which individually account for 10% or more of the Corporation's net revenue is as follows:

2013- One customer represented approximately 32.4% of revenue.

2012- One customer represented approximately 32.4% of revenue, however, excluding the Codman related transitional services agreement, this customer would represent 29.9%.

2011 - Two customers represented approximately 31.6% and 11.2% net revenues, respectively.

The customers listed above, which are predominantly OEM Solution customers, with the exception of the Codman related transitional services agreement, comprised approximately 26%, 28% and 41% of the accounts receivable balance at December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

Following is a summary of the composition by segment and product category of the Corporation's net revenues to external customers.

	Fiscal Year Ended
Sales by product	2013	2012	2011
OEM Solutions Revenue
Instruments	$112,198	$115,154	$115,271
Implants	106,729	101,957	103,328
Cases	67,352	58,545	75,847
Other	24,454	27,609	25,101
Total OEM Solutions Revenue	310,733	303,265	319,547
Total Symmetry Surgical Revenue	89,259	107,240	39,499
Total Revenue	$399,992	$410,505	$359,046

17. Accounts Receivable Factoring
In January 2012, the Corporation entered into an agreement with an unrelated third-party for the factoring of specific accounts receivable in the U.K. to reduce the amount of working capital required to fund such receivables. The factoring of accounts receivable under this agreement is accounted for as a sale in accordance with ASC 860, Transfers and Servicing. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in general and administrative expenses in the consolidated statement of operations in the period of the sale. Net funds received reduced accounts receivable outstanding while increasing cash. The Corporation has no retained interests, nor any continuing involvement or servicing liabilities related to the accounts receivable that have been sold. For fiscal 2013 and 2012, the Corporation sold $3,663 and $7,024, respectively, of accounts receivable pursuant to this agreement, which represents the face amount of total outstanding receivables at the time the receivables are sold. Fees paid pursuant to this agreement were $28 and $50, respectively, for fiscal 2013 and 2012.

18. Net Income Per Share
The following table sets forth the computation of earnings per share.

	Fiscal Year Ended
	2013	2012	2011
Earnings per share - Basic:
Net income (loss)	$(35,798)	$9,127	$2,892
Less: Undistributed earnings allocated to nonvested stock	$—	$(36)	$(20)
Income available to common shares - Basic	$(35,798)	$9,091	$2,872
Weighted-average common shares outstanding - Basic	36,327	35,987	35,576
Earnings per share - Basic:	$(0.99)	$0.25	$0.08
Earnings per share - Diluted:
Net income (loss)	$(35,798)	$9,127	$2,892
Less: Undistributed earnings allocated to nonvested stock	$—	$—	$—
Income available to common shares - Diluted	$(35,798)	$9,127	$2,892
Weighted-average common shares outstanding - Basic	36,327	35,987	35,576
Effect of dilution	—	431	445
Weighted-average common shares outstanding - Diluted	36,327	36,418	36,021
Earnings per share - Diluted	$(0.99)	$0.25	$0.08

19. Facility Closure and Severance Costs
Results of operations for fiscal 2013, 2012 and 2011 include pre-tax charges of $1,582, $622 and $2,710, respectively, associated with employee cost reduction and efficiency actions. The segment composition of these charges includes OEM Solutions of $327, $405 and $1,743; Symmetry Surgical of $873, $217 and $22; and Unallocated of $382, nil and $945, respectively for each fiscal year. As of December 28, 2013 and December 29, 2012, severance accruals related to these cost reduction and efficiency actions totaled $361 and $177, respectively, and are included in other accrued expenses in the consolidated balance sheets. The decrease in the accrual from December 29, 2012 to December 28, 2013 represents severance charges paid during 2013.

20. Commitments and Contingencies
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
Operating Leases.  The Corporation has various operating leases, primarily for equipment and vehicles. Total rental expense for these operating leases amounted to $2,996, $2,869 and $2,671 in 2013, 2012 and 2011, respectively. December 28, 2013, future minimum payments for operating leases with initial terms of one year or more are as follows: $2,580 in 2014; $1,603 in 2015; $937 in 2016; $584 in 2017; $411 in 2018 and $100 thereafter.
Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of cobalt chrome, nickel and titanium through December 2014.  Based on contractual pricing at December 28, 2013, the minimum purchase obligations total $7,876.  Purchases under cobalt chrome, nickel and titanium contracts total approximately $11,480 for fiscal 2013.  These purchases are not in excess of our forecasted requirements.

21. Quarterly Results of Operations (Unaudited)
The Corporation’s fiscal year end is the 52 or 53 week period ending the Saturday closest to December 31. Fiscal 2013 and 2012 were 52 week years. The following quarterly results of operations refer to these financial periods (in thousands, except per share data):

	Fiscal Year Ended 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands except per share data)
Revenue	98,864	101,948	98,003	101,177	399,992
Gross profit	25,144	26,571	24,529	25,812	102,056
Net income (loss)	(294)	1,177	(34,524)	(2,157)	(35,798)
Earnings per share:
Basic	(0.01)	0.03	(0.95)	(0.06)	(0.99)
Diluted	(0.01)	0.03	(0.95)	(0.06)	(0.99)

	Fiscal Year Ended 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands except per share data)
Revenue	100,685	102,335	100,929	106,556	410,505
Gross profit	25,144	26,771	28,226	28,915	109,056
Net income (loss)	830	1,636	3,738	2,923	9,127
Earnings per share:
Basic	0.02	0.05	0.10	0.08	0.25
Diluted	0.02	0.05	0.10	0.08	0.25
The sum of the quarters may not equal the year to date amounts due to rounding.

22. Subsequent Event
On February 21, 2014, the Corporation announced that the consultation proceeds begun with its employees on January 30, 2014 had concluded with an agreement that the facility in Cheltenham, United Kingdom should cease production within calendar 2014. The Cheltenham plant is engaged primarily in the manufacture of medical instruments and employs approximately 40 people. The Corporation estimates costs of approximately $2,000 will be incurred in 2014 primarily related to employee severance in connection with the plant closure. No costs were recorded in 2013.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Symmetry Medical Inc.:
We have audited the accompanying consolidated balance sheets of Symmetry Medical Inc. as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flow for each of the three years in the period ended December 28, 2013. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symmetry Medical Inc. at December 28, 2013 and December 29, 2012, and the consolidated results of its operations, comprehensive income (loss), and its cash flow for each of the three years in the period ended December 28, 2013, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Symmetry Medical Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 10, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 10, 2014

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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 28, 2013, based on criteria for effective internal control over financial reporting described in Internal Control  -  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (the COSO criteria). Based on this assessment, we have concluded that internal control over financial reporting is effective as of December 28, 2013.
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
March 10, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Symmetry Medical Inc.
We have audited Symmetry Medical Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (the COSO criteria). Symmetry Medical Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Symmetry Medical Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symmetry Medical Inc. as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flow for each of the three years in the period ended December 28, 2013 of Symmetry Medical, Inc. and our report dated March 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 10, 2014

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

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

(b)   Changes in Internal Control over Financial Reporting

Changes in Internal Controls. There were no changes in the Corporation's “internal control over financial reporting that occurred during the quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

The report of management required under this Item 9A can be found on page 84 of this Form 10-K under the heading “Management’s Report on Internal Control over Financial Reporting.”
Symmetry Medical’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. This report appears on page 85 of this Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required to be furnished pursuant to Item 10 with respect to directors and corporate governance is incorporated herein by reference from the sections entitled “Governance of the Company,” "Committees, Director Independence and Meetings," "Management of Risk" and "Information Regarding our Directors" in our Proxy Statement for the 2014 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. Information regarding our executive officers is disclosed in Item 1 of this annual report filed on Form 10-K.

Item 11.    Executive Compensation
The information required to be furnished pursuant to Item 11 is incorporated herein by reference from the sections entitled "Executive Compensation" and "Compensation Discussion and Analysis" in our Proxy Statement for the 2014 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required to be furnished pursuant to Item 12 is incorporated herein by reference from the sections entitled “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” in our Proxy Statement for the 2014 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required to be furnished pursuant to Item 13 is incorporated herein by reference from the sections entitled “Governance of the Corporation” and “Related Party Transactions” in our Proxy Statement for the 2014 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services
The information required to be furnished pursuant to Item 14 is incorporated herein by reference from the section entitled “Audit and Non-Audit Fees” in our Proxy Statement for the 2014 Annual Meeting of Shareholders which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

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

3.2	Amended and Restated Bylaws of Symmetry Medical Inc., as amended through March 24, 2005 (incorporated by reference to Exhibit 3.2 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to our Registration Statement, on Form S-1/A, filed July 22, 2004).
Material Contracts
10.1 †	Stock Option Agreement between Symmetry Medical Inc. and Thomas J. Sullivan dated July 27, 2012 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed August 2, 2012).
10.10†	Symmetry Medical Inc. 2003 Stock Option Plan (incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1, filed May 28, 2004).
10.11†	Form of Nonqualified Stock Option Agreement issued under 2003 Stock Option Plan (incorporated by reference to Exhibit 10.13 of our Registration Statement on Form S-1, filed May 28, 2004).
10.12†	Symmetry Medical Inc. Amended and Restated 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.13 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
10.13†	Amendment to Symmetry Medical Inc. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 from our 2004 Annual Report on Form 10-K, filed March 25, 2005).
10.14†
Employment Agreement, dated as of January 6, 2004, by and between Symmetry Medical Inc. and Fred L. Hite (incorporated by reference to Exhibit 10.17 of Amendment No. 4 to our Registration Statement, on Form S-1/A, filed July 30, 2004).

10.15†	Form of Restricted Stock Agreement (Key Employees) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 30, 2008).
10.16†	Symmetry Medical Inc. Amendment No. 1 to the Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to our Form DEF 14A filed May 1, 2009.)
10.17†	Employment Agreement, dated May 4, 2010, by and between Symmetry Medical Inc. and Fred Hite (incorporated by reference to Exhibit 10.45 to our Form 10-Q filed May 11, 2010).
10.18†
Form of Restricted Stock Agreement (CEO) issued under Amendment No. 1 to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.45 to our Form 10-Q filed May 11, 2010).

10.19†	Employment Agreement with Mr. Sullivan, dated January 17, 2011 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed January 19, 2011).
10.20†	Executive Benefit Agreement with Mr. Sullivan, dated January 17, 2011 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed January 19, 2011).
10.21†	Bonus Agreement with Mr. Hite, dated January 11, 2011 (incorporated by reference to Exhibit 10.4 to our Form 8-K filed January 19, 2011).
10.22†	Form of Transition Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 3, 2011).
10.23†	Form of Key Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 3, 2011).
10.24†
Form of Restricted Stock Agreement (Key Employees) issued under Amendment No. 1 to the Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.60 to our Form 10-Q filed May 6, 2011.

10.25†	Restricted Stock Agreement between Symmetry Medical Inc. and Thomas J. Sullivan dated April 28, 2011 (incorporated by reference to Exhibit 10.60 to our Form 10-Q filed August 9, 2011).

10.26†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 of our Form 8-K filed January 5, 2012).
10.27†	Restricted Stock Agreement between Symmetry Medical Inc. and Thomas J. Sullivan dated March 1, 2012 (incorporated by reference to Exhibit 10.67 of our Form 10-K filed March 15, 2012).
10.28†	Form of Key Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.68 of our Form 10-K filed March 15, 2012).
10.29†	Amendment No. 3 to Amended and Restated 2004 Equity Incentive Amended Plan (incorporated by reference to Exhibit 10.70 of our Form 10-Q filed May 8, 2012).
10.30†
First Amendment to Executive Benefit Agreement between Symmetry Medical Inc. and Thomas J. Sullivan dated August 3, 2012 (incorporated by reference to Exhibit 10.70 of our Form 10-Q filed August 3, 2012).

10.31†	Amended Employment Agreement between Symmetry Medical Inc. and Fred Hite dated August 3, 2012 (incorporated by reference to Exhibit 10.71 of our Form 10-Q filed August 3, 2012)
10.32†
Form of Amended Employment Agreement between Symmetry Medical Inc. and D. Darin Martin and David C. Milne and Christopher Huntington and Christopher G. Cummins and Thomas W. Barrett dated August 3, 2012 (incorporated by reference to Exhibit 10.72 of our Form 10-Q filed August 3, 2012)

10.33†	2004 Employee Stock Purchase Plan, as amended June 1, 2005 and November 16, 2012 (incorporated by reference to Exhibit 10.73 of our Form 8-K filed November 19, 2012).
10.34†	Release Agreement dated May 31, 2013, between Symmetry Medical Inc. and Chris Huntington (incorporated by reference to Exhibit 99.1 of our Form 8-K filed June 3, 2013).
10.35†	Form of Restricted Stock Agreement (Executive Officers) issued under Amendment No. 1 to the Amended and Restated Equity Incentive Plan.*
10.44
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

10.45	Asset Purchase Agreement, dated August 3, 2011, between SMA Acquisition, LLC and PSC Industries, Inc. (incorporated by reference to Exhibit 10.61 to our Form 10-Q filed August 9, 2011).
10.46
First Amendment to Credit Agreement entered into by Symmetry Medical Inc. and Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A., dated December 11, 2011 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed December 15, 2011).

10.47
Senior Subordinated Credit Agreement among Symmetry Medical Inc., JPMorgan Mezzanine Capital LLC/FS Investment Corporation and GSO/Blackstone Debt Funds Management LLC dated December 29, 2011 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 5, 2012).

10.48
Asset Purchase Agreement between Codman & Shurtleff, Inc. and Specialty Surgical Instrumentation, Inc., and Symmetry Medical Inc., dated December 11, 2011 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed December 15, 2011). See Exhibit 2.1

10.49
Third Amendment to Credit Agreement entered into by Symmetry Medical Inc. and Wells Fargo Securities, LLC and JPMorgan Chase Bank, N.A., dated December 27, 2013 (incorporated by reference to Exhibit 10.1 of our Form 8-K filed January 2, 2014).

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

March 10, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Name	Title	Date
/s/ Thomas J. Sullivan
	Thomas J. Sullivan	Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2014
/s/ Fred L. Hite
	Fred L. Hite	Senior Vice President, Chief Financial Officer	March 10, 2014
/s/ Ronda L. Harris
	Ronda L. Harris	Chief Accounting Officer	March 10, 2014

*	Craig B. Reynolds	Director	March 10, 2014
*	Francis T. Nusspickel	Director	March 10, 2014
*	James S. Burns	Director	March 10, 2014
*	John S. Krelle	Director	March 10, 2014
*	Robert G. Deuster	Director	March 10, 2014
*	By: /s/ Fred L. Hite Fred L. Hite Attorney-in-fact Pursuant to Power of Attorney (Exhibit 24.1 hereto)