Form 10-Q
period 2014-03-29
Symmetry Medical Inc.
filed 2014-05-02
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2014 was 37,493,113 shares.

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

We also refer you to and believe that you should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” portions of our Annual Report for fiscal 2013 on Form 10-K, as well as in other reports which we file with the Securities and Exchange Commission, to better understand the risks and uncertainties that are inherent in our business and in owning our securities. These reports are available publicly on the SEC website, www.sec.gov, and on our website, www.symmetrymedical.com.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYMMETRY MEDICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 29, 2014	December 28, 2013
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$14,904	$7,362
Accounts receivable, net	57,031	51,813
Inventories	59,553	58,879
Refundable income taxes	4,725	5,784
Deferred income taxes	5,653	5,439
Other current assets	5,764	4,900
Total current assets	147,630	134,177
Property and equipment, net	90,688	89,993
Goodwill	182,179	182,178
Intangible assets, net of accumulated amortization	103,115	105,004
Other assets	3,674	4,484

Total Assets	$527,286	$515,836

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$32,180	$28,837
Accrued wages and benefits	11,510	9,656
Other accrued expenses	5,661	7,138
Accrued income taxes	184	53
Derivative valuation liability	309	283
Revolving line of credit	213	—
Current portion of capital lease obligations	488	465
Current portion of long-term debt	—	6,531

Total current liabilities	50,545	52,963
Accrued income taxes	1,380	2,126
Deferred income taxes	8,166	7,536
Derivative valuation liability	1,770	1,104
Other liabilities	918	886
Capital lease obligations, less current portion	838	974
Long-term debt, less current portion	177,000	165,450

Total Liabilities	240,617	231,039

Commitments and contingencies

Shareholders' Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued March 29, 2014-37,493; December 28, 2013-37,209	4	4
Additional paid-in capital	290,092	289,257
Accumulated deficit	(8,277)	(9,531)
Accumulated other comprehensive income	4,850	5,067

Total Shareholders' Equity	286,669	284,797

Total Liabilities and Shareholders' Equity	$527,286	$515,836
See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data; Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013

Revenue	$101,267	$98,864
Cost of revenue	77,328	73,720
Gross profit	23,939	25,144
Research and development expenses	1,122	1,164
Sales and marketing expenses	6,686	7,120
General and administrative expenses	10,967	12,838
Facility closure and severance	339	129
Operating income	4,825	3,893

Other (income) expense:
Interest expense	2,223	4,617
Loss on debt extinguishment	503	—
Derivatives valuation gain	—	193
Other	56	(314)
Income (loss) before income taxes	2,043	(603)
Income tax expense (benefit)	789	(309)
Net income (loss)	$1,254	$(294)

Net income (loss) per share:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

Weighted average common shares and equivalent shares outstanding:
Basic	36,569	36,275
Diluted	37,011	36,275

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands; Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013

Net income (loss)	$1,254	$(294)

Foreign currency adjustments:
Intra-entity foreign currency transaction adjustment	190	(1,485)
Foreign currency translation adjustments	24	(2,259)
Net unrealized gains on derivative instruments:
Unrealized holding gains (losses), net of taxes	(484)	249
Reclassification adjustment for realized losses included in net income	53	55
Comprehensive income (loss)	$1,037	$(3,734)

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands; Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Operating activities
Net income (loss)	$1,254	$(294)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,097	4,151
Amortization of intangible assets	1,899	1,776
Amortization of debt issuance costs	289	466
Interest paid in kind	—	332
Net loss on sale of assets	133	3
Deferred income tax provision	(72)	382
Loss on debt extinguishment	503	—
Excess tax benefit from stock-based compensation	(61)	—
Stock-based compensation	834	962
Derivative valuation loss	—	193
Foreign currency transaction gain	(272)	(45)
Change in operating assets and liabilities:
Accounts receivable	(5,124)	5,084
Other assets	(834)	(538)
Inventories	(602)	(2,790)
Current income taxes	1,187	(1,150)
Accounts payable	1,323	4,850
Accrued expenses and other	349	(2,011)

Net cash provided by operating activities	4,903	11,371

Investing activities
Purchases of property and equipment	(2,811)	(3,320)
Proceeds from sale of property and equipment and other	344	12

Net cash used in investing activities	(2,467)	(3,308)

Financing activities
Proceeds from Bank Revolver	56,731	33,035
Payments on Bank Revolver	(34,731)	(29,140)
Proceeds on short term borrowings	7,878	—
Payments on short term borrowings	(7,675)	—
Payments on bank term loans and capital lease obligations	(17,095)	(5,684)
Proceeds from the issuance of common stock, net	(61)	(561)
Excess tax benefit from stock-based compensation	61	—

Net cash provided by (used in) financing activities	5,108	(2,350)
Effect of exchange rate changes on cash	(2)	(627)

Net increase in cash and cash equivalents	7,542	5,086
Cash and cash equivalents at beginning of period	7,362	9,815

Cash and cash equivalents at end of period	$14,904	$14,901

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,967	$5,286
Cash paid (received) for income taxes	$(433)	$441

Supplemental disclosure of non-cash investing activities:
Non-cash property, plant and equipment additions	$1,891	$—
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

The condensed consolidated financial statements of the Corporation have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments of a normal recurring nature considered necessary to present fairly the consolidated financial position of the Corporation, its results of operations and cash flows. The Corporation’s results are subject to seasonal fluctuations. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements included herein should be read in conjunction with the fiscal year 2013 consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for fiscal year 2013.

The Corporation’s fiscal year is the 52 or 53 week period ending on the Saturday closest to December 31. Fiscal year 2014 is a 53 week year ending January 3, 2015.  The Corporation’s interim quarters for 2014 are 13 weeks long, except for the fourth quarter which will be 14 weeks long and quarter-end dates have been set as March 29, 2014, June 28, 2014 and September 27, 2014. Fiscal year 2013 was a 52 week year (ending December 28, 2013). The Corporation’s interim quarters for 2013 were 13 weeks long, ending March 30, 2013, June 29, 2013 and September 28, 2013. References in these condensed consolidated financial statements to the three months ended refer to these financial periods, respectively.

2. New Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: In July 2013, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, ("ASU 2013-11"). ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain instances. ASU 2013-11 is effective for the first reporting period after December 15, 2013 with either prospective or retrospective adoption permitted. The Corporation prospectively adopted ASU 2013-11 on December 29, 2013, resulting in $363 of unrecognized tax benefits presented as a reduction to tax credit carryforwards.

3. Inventories

Inventories consist of the following:

	March 29, 2014	December 28, 2013
	(unaudited)
Raw material and supplies	$10,298	$10,249
Work-in-process	23,256	23,315
Finished goods	25,999	25,315

	$59,553	$58,879

4. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	March 29, 2014	December 28, 2013
	(unaudited)
Land	$6,077	$6,046
Buildings and improvements (20 to 40 years)	42,704	42,519
Machinery and equipment (5 to 15 years)	163,745	161,734
Office equipment (3 to 5 years)	22,080	21,619
Construction-in-progress	6,307	4,061

	240,913	235,979
Less accumulated depreciation	(150,225)	(145,986)

	$90,688	$89,993

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

The Corporation's profitability and cash flows are affected by changes in interest rates, specifically LIBOR. The primary purpose of the Corporation's interest rate risk management activities is to hedge its exposure to changes in interest rates. In March, 2012, the Corporation entered into two forward swap contracts to manage interest rate risk related to its Bank Term Loan and a portion of its Bank Revolver. The notional amount on the swap contracts is $101,017 as of March 29, 2014 and is reduced to $37,500 by December 2022 in line with expected reductions in the related debt instruments. The fixed per annum interest rate on the swap contracts is 0.99% in 2014 that incrementally increase to 3.81% by 2022. These swap contracts, which were a fair value liability of $2,079 and $1,387 as of March 29, 2014 and December 28, 2013, respectively, were designated as cash flow hedges of the future payments of variable rate interest with one-month LIBOR. For the three months ended March 29, 2014 and March 30, 2013, the Corporation recorded gain/(loss) of ($692) and $551, respectively, attributable to these cash flow hedges included in other comprehensive income. Of the total cumulative loss, $309 will be reclassified into earnings in the next twelve months.

In June and July 2012, the Corporation entered into forward swap contracts to mitigate the impact of fluctuations in foreign currency on the statement of operations. As of March 29, 2014 and December 28, 2013, the Corporation had settled all of its outstanding forward swap contracts. As of March 30, 2013, the Corporation had remaining contracts for the sale of 1,425 Euros, which were settled in equal amounts over the twelve month period which began July 2012. These swap contracts were not designated as cash flow hedges and therefore the change in the fair value was immediately recorded in derivatives valuation (gain) loss in the consolidated statements of operations.

6. Fair Value of Financial Instruments

As of March 29, 2014, the Corporation held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Corporation's cash equivalents and derivative instruments in the form of interest rate swaps and foreign currency forward contracts. The Corporation's cash equivalents include highly liquid financial instruments that are readily convertible with maturities of 90 days or less. The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these derivative instruments as Level 2 in accordance with the FASB Standard on fair value measurement.

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

	March 29, 2014				December 28, 2013
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets
Cash equivalents	$—	$5,643	$—	$5,643	$—	$35	$—	$35
Total assets	$—	$5,643	$—	$5,643	$—	$35	$—	$35

Liabilities
Interest rate swaps	$—	$(2,079)	$—	$(2,079)	$—	$(1,387)	$—	$(1,387)
Total liabilities	$—	$(2,079)	$—	$(2,079)	$—	$(1,387)	$—	$(1,387)

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

7. Debt Arrangements

The Corporation’s Amended Credit Agreement currently provides for a $200,000 revolving line of credit (Bank Revolver) and a $50,000 bank term loan (Bank Term Loan). The Amended Credit Agreement also includes an accordion feature, which permits the Corporation to borrow up to an additional $50,000 in the form of additional term loans or an increase in the Bank Revolver subject to the terms and conditions set forth in the Amended Credit Agreement. The Amended Credit Agreement, which is senior and secured, has an aggregate of $177,000 outstanding as of March 29, 2014.

Borrowings under the Amended Credit Agreement bear interest at a rate per annum based upon LIBOR, the Federal Funds rate or the Lenders' prime rate, in each case plus an applicable margin, at the Corporation's option. The Bank Term Loan was to be repaid in quarterly installments of $2,778, could be prepaid, in whole or in part, at the option of the Corporation, and was required to be prepaid using all or a portion of the net cash proceeds of certain asset sales, recovery events, and issuances of new debt or equity and, depending on the Corporation's Total Leverage Ratio (as defined in the Amended Credit Agreement), using a portion of the Corporation's Excess Cash Flow (as defined in the Amended Credit Agreement) (the "Excess Cash Flow Prepayment"). The Excess Cash Flow Prepayment was required to be made within 90 days of the end of the fiscal year in which the Excess Cash Flow is generated. As of December 28, 2013, the Excess Cash Flow calculation required the Corporation to prepay the bank term loan payable in full prior to March 29, 2014. The payment was made with capacity on the Bank Revolver. The Bank Revolver matures on November 3, 2015.

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

As of March 29, 2014, the most restrictive financial covenants per the Corporation’s lending arrangements included the debt to EBITDA covenant ratio to be less than 4.00:1. The Corporation's ratio was approximately 3.24:1. The minimum interest coverage ratio is required to be greater than 1.25:1, and the Corporation's ratio at March 29, 2014 was approximately 2.03:1. The Corporation was in compliance with all covenants as of March 29, 2014. The debt to EBITDA covenant ratio will become more restrictive throughout 2014, which will be required to be less than 3.50:1, as of January 3, 2015.

8. Other Comprehensive Income

Amounts reclassified from accumulated other comprehensive income (loss) to earnings during the three months ended March 29, 2014 and March 30, 2013 were as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the statement where net income is presented
	Three Months Ended
	March 29, 2014	March 30, 2013
	(unaudited)
Realized losses on derivative instruments	$84	$99	Interest expense
Tax benefit	(31)	(44)	Income tax expense (benefit)
Net of tax	$53	$55

9. Segment Reporting

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Corporation’s 2013 Form 10-K, except that the Corporation evaluates segment performance based on income from operations. The Corporation allocates certain administrative corporate charges to the OEM Solutions and Symmetry Surgical reportable segments. Other Corporation charges, such as interest, income taxes and remaining unallocated administrative charges have not been allocated to the OEM Solutions or Symmetry Surgical reportable segments. The Corporation generally accounts for intersegment sales and transfers at cost plus a specified mark-up.

Reportable segment information is as follows:

	Three Months Ended March 29, 2014
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$80,630	$20,637	—	$101,267	—	$101,267
Intersegment revenues	1,513	69	—	1,582	$(1,582)	—
Total revenues	82,143	20,706	—	102,849	(1,582)	101,267

Depreciation and amortization	4,354	1,570	$72	5,996	—	5,996

Operating income (loss)	6,152	345	(1,670)	4,827	(2)	4,825
Interest expense						2,223
Loss on debt extinguishment						503
Other						56
Income before income taxes						2,043

	Three Months Ended March 30, 2013
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$76,680	$22,184	—	$98,864	—	$98,864
Intersegment revenues	881	7	—	888	$(888)	—
Total revenues	77,561	22,191	—	99,752	(888)	98,864

Depreciation and amortization	4,393	1,484	$50	5,927	—	5,927

Operating income (loss)	5,545	1,321	(3,047)	3,819	74	3,893
Interest expense						4,617
Derivatives valuation loss						193
Other						(314)
Loss before income taxes						(603)

Revenues to External Customers:

	Three Months Ended
	March 29, 2014	March 30, 2013
	(unaudited)
United States	$70,317	$73,560
Ireland	8,310	7,694
United Kingdom	7,871	6,226
Other foreign countries	14,769	11,384

Total revenues	$101,267	$98,864

Concentration of Credit Risk:

A substantial portion of the Corporation's net revenues is derived from a limited number of customers. Net revenue from customers of the Corporation which individually account for 10% or more of the Corporation's net revenue is as follows:

Three months ended March 29, 2014- Two customers represented approximately 30.9% and 11.6%, respectively, of revenue.

Three months ended March 30, 2013- One customer represented approximately 33.6% of revenue.

Following is a summary of the composition by segment and product category of the Corporation's net revenues to external customers.

	Three Months Ended
Sales by product	March 29, 2014	March 30, 2013
	(unaudited)
OEM Solutions Revenue
Instruments	$28,930	$28,167
Implants	28,383	25,967
Cases	15,677	16,385
Other	7,640	6,161
Total OEM Solutions Revenue	80,630	76,680

Total Symmetry Surgical Revenue	20,637	22,184

Total Revenue	$101,267	$98,864

10. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended
	March 29, 2014	March 30, 2013
	(unaudited)
Earnings per share - Basic:
Net income (loss)	$1,254	$(294)

Weighted-average common shares outstanding - Basic	36,569	36,275

Earnings per share - Basic	$0.03	$(0.01)

Earnings per share - Diluted:
Net income (loss)	$1,254	$(294)

Weighted-average common shares outstanding - Basic	36,569	36,275
Effect of dilution	442	—
Weighted-average common shares outstanding - Diluted	37,011	36,275

Earnings per share - Diluted	$0.03	$(0.01)

As of March 29, 2014, the diluted weighted average share calculations do not include performance based restricted stock awarded in 2014 totaling 472 shares, due to the respective measurement period not being complete. As of March 30, 2013, 488 shares were not included in the diluted weighted average share calculation as they were anti-dilutive.

11. Accounts Receivable Factoring

The Corporation has an agreement with an unrelated third-party for the factoring of specific accounts receivable in the U.K. to reduce the amount of working capital required to fund such receivables. The factoring of accounts receivable under this agreement is accounted for as a sale in accordance with ASC 860, Transfers and Servicing. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in general and administrative expenses in the consolidated statement of operations in the period of the sale. Net funds received reduced accounts receivable outstanding while increasing cash. The Corporation has no significant retained interests, nor any continuing involvement or servicing liabilities related to the accounts receivable that have been sold. For the three months ended March 29, 2014 and March 30, 2013, the Corporation had sold $3,020 and $928, respectively, of accounts receivable pursuant to this agreement, which represents the face amount of total outstanding receivables at the time the receivables are sold. Fees paid pursuant to this agreement were $22 and $7 for the three months ended March 29, 2014 and March 30, 2013.

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

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of cobalt chrome, nickel and titanium through July 2017.  Based on contractual pricing at March 29, 2014, the minimum purchase obligations total $23,076.  Purchases under cobalt chrome, nickel and titanium contracts total approximately $3,135 for the three months ended March 29, 2014.  These purchases are not in excess of our forecasted requirements. Additionally, as of March 29, 2014, the Corporation has $3,297 of commitments to complete capital projects in progress.

13.    Facility Closure and Severance Costs

Results of operations include pre-tax charges of $339 and $129 for the three months ended March 29, 2014 and March 30, 2013, respectively. The segment composition of these charges includes OEM Solutions of $159 and $129 and Symmetry Surgical of $180 and nil, respectively for each fiscal quarter. As of March 29, 2014 and December 28, 2013, severance accruals related to these cost reduction actions totaled $405 and $361, respectively, and are included in other accrued expenses in the consolidated balance sheets. The increase in the accrual since December 28, 2013 represents severance charges incurred but not paid during the first quarter of 2014. These costs are expected to be paid through September 2014.

On February 21, 2014, the Corporation announced that the consultation processes began with its employees on January 30, 2014 had concluded with an agreement that the facility in Cheltenham, United Kingdom should cease production within calendar 2014. The Cheltenham plant is engaged primarily in the manufacture of medical instruments and employs approximately 40 people. The Corporation estimates costs of approximately $2,000 will be incurred in 2014 primarily related to lease termination costs, employee severance, stay bonuses, moving and transition costs in connection with the plant closure. As of March 29, 2014, $158 in severance costs have been recorded and are reflected above.

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

In our OEM Solutions segment, we offer our original equipment manufacturer (OEM) customers instruments, implants and sterilization cases and trays. Symmetry Surgical, our hospital-direct medical distribution business is complementary to core competencies and is not competitive with our OEM customers. Our salespeople call on hospital personnel in the operating room, materials management and central sterile departments. Our goal is to offer best-in-class quality and regulatory systems as well as customer innovation through Total Solutions® collaborations.

During the first quarter 2014, Symmetry’s OEM Solutions business revenue increased $3,950, or 5.2%, compared to the first quarter 2013. This increase is primarily driven by stable-to-slightly-improving orthopedic procedural growth, along with the incremental benefit from our top five customer inventory being at a multi-year low exiting 2013 as well as a new commercial agreement at the Corporation's Clamonta Ltd. subsidiary at year-end 2013. During the first quarter 2014, our combined five largest OEM customers increased revenue by 7.0% compared to the first quarter 2013, primarily driven by an increase in their new product launch volume as well as stable-to-slightly-improving orthopedic procedural growth. Our overall OEM Solutions revenue in the first quarter 2014 increased by $1,993 from the fourth quarter 2013 as strong implant revenue driven by the timing of stocking orders and inventory adjustments as well as a new commercial agreement at the Corporation’s Clamonta Ltd. subsidiary at year-end 2013.

During the first quarter 2014, Symmetry Surgical revenue decreased $1,547, or 7.0%, compared to the first quarter 2013. This decrease was primarily due to supplier disruption issues along with softness in the hospital purchasing environment in the U.S. and the ongoing transition to distributorships outside of the U.S.

In the U.S., Symmetry Surgical continues to integrate the salesforce and improve service levels. During the first quarter of 2014, Symmetry Surgical also launched a global e-commerce site to serve customers world-wide.

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

We believe that the Symmetry Surgical business is operating in an environment with temporary impediments to market growth. The most significant of these was the trend of flat to negative general surgical procedure rates in the U.S. and Europe.

Overall, we believe our corrective actions are having a positive impact on the Symmetry Surgical business segment, although continuing initiatives are required to fully address the challenges identified above. We expect continued pressure in this business and will be looking closely at realizing cost efficiencies post integration to improve profitability.

We continue to be optimistic about the long-term future as the larger OEMs are increasingly focused on improving their supply chains.  We believe this will result in fewer suppliers who, in turn, will be expected to provide a wider range of services coupled with high quality and reduced overall costs.  We believe that we are well positioned to benefit from increased OEM outsourcing and the consolidation of suppliers and in fact have realized some minor benefit with one customer in the first quarter.

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

First Quarter Results of Operations

Revenue.   Revenue for the three months ended March 29, 2014 increased $2,403, or 2.4%, to $101,267 from $98,864 for the comparable 2013 period.  Revenue for each of our segments and principal product categories in these periods was as follows:

	Three Months Ended
Sales by product	March 29, 2014	March 30, 2013	Dollar Change	Percent Change
	(unaudited)
OEM Solutions Revenue
Instruments	$28,930	$28,167	$763	2.7%
Implants	28,383	25,967	2,416	9.3%
Cases	15,677	16,385	(708)	(4.3)%
Other	7,640	6,161	1,479	24.0%
Total OEM Solutions Revenue	80,630	76,680	3,950	5.2%

Total Symmetry Surgical Revenue	20,637	22,184	(1,547)	(7.0)%

Total Revenue	$101,267	$98,864	$2,403	2.4%

The $3,950 increase in OEM Solutions revenue resulted from increased demand in our instruments, implants and other product lines partially offset by decreased customer demand within our cases product line and favorable foreign currency exchange rate fluctuations of $1,104.  Overall, we experienced increased revenues of 7.0% from our five largest OEM customers which drove the increase in instruments and implants revenue and a portion of the decrease in cases revenue. OEM Solutions Instrument revenue increased $763 driven by slightly stronger customer launch demand.  OEM Solutions Implant revenue increased $2,416 due to stable-to slightly-improving orthopedic procedural growth, along with the incremental benefit from our top five customers' inventory being at a multi-year low exiting 2013, as well as the favorable foreign exchange rate fluctuation of $561. Cases revenue decreased $708 due primarily to unplanned machine shut downs during the quarter which are now up and running, partially offset by favorable currency exchange fluctuation of $148.  OEM Solutions Other product revenue increased $1,479 compared to first quarter 2013 driven by a new commercial agreement at the Corporation's Clamonta Ltd. subsidiary at year-end 2013 as well as impacted by favorable foreign currency exchange rate fluctuations of $356.

The $1,547 decrease in Symmetry Surgical revenue in the first quarter 2014 as compared to 2013 was primarily driven by supplier disruption issues along with softness in the hospital purchasing environment in the U.S. and the ongoing transition to distributorships outside of the U.S. The supplier disruption as well as the outside U.S. transition is expected to continue to impact the second quarter of 2014.

Gross Profit.  Gross profit for the three months ended March 29, 2014 decreased $1,205, or 4.8%, to $23,939 from $25,144 for the comparable 2013 period. Gross margin as a percentage of revenue decreased 1.8%, to 23.6% for the first quarter 2014 from 25.4% for the comparable 2013 period.

	Three Months Ended March 29, 2014
	Dollars	As a % of Revenue
	(unaudited)
2013 period reported gross profit	$25,144	25.4%
Change in organic revenue and mix	(276)	(0.3)%
Foreign currency impact	189	0.2%
Manufacturing costs and other	(1,118)	(1.7)%
2014 period reported gross profit	$23,939	23.6%

Gross margin was driven by a lower percentage of revenue from the Corporation’s higher margin Symmetry Surgical segment as compared to the same period last year, along with gross margin pressure in the OEM Solutions segment. Production costs were higher than normal in the fourth quarter of 2013, primarily as a result of inefficiencies associated with severe weather, labor and healthcare inflation and holidays. These costs were capitalized into inventory in the fourth quarter, resulting in higher costs reflected in cost of sales as this inventory turned in the first quarter 2014. The first quarter 2014 was also impacted by severe weather, labor and healthcare inflation. This was partially offset by continued Symmetry Business System continued incremental improvements and a $402 gain on insurance proceeds received related to the Sheffield fire during 2013.

Research and Development Expenses.  For the three months ended March 29, 2014, research and development expenses decreased $42 or 3.6% to $1,122 from $1,164 in the comparable period in 2013, primarily due to lower costs associated with maintaining patents.

Sales and Marketing Expenses.  For the three months ended March 29, 2014, sales and marketing expenses decreased $434 or 6.1% to $6,686 from $7,120 in the comparable period in 2013, primarily due to a reduction in Symmetry Surgical employee compensation and benefits as a result of lower sales in 2014. In addition, cost controls were implemented in the second half of 2013.

General and Administrative Expenses.  For the three months ended March 29, 2014, general and administrative expenses decreased $1,871 or 14.6%, to $10,967 from $12,838 in the comparable period in 2013. Significant items which impacted general and administrative expenses included:

	Three Months Ended March 29, 2014
	Dollars	As a % of Revenue
	(unaudited)
2013 period reported General &Administrative expenses	$12,838	13.0%
Employee compensation and benefit costs paid in cash	(505)
Change in amortization of intangible assets	123
Change in stock compensation	(128)
Medical device excise tax expense	(184)
Foreign currency impact	92
Other	(1,269)
2014 period reported General & Administrative expenses	10,967	10.8%

During 2014, employee compensation and benefit costs paid in cash decreased due to a decrease for self-insurance medical claims incurred during 2014 as compared to 2013 under the Corporation's U.S. based medical plan. Other primarily relates to decreased professional service fees for acquisition related expenses, less tax planning initiatives and cost controls at Symmetry Surgical.

Facility Closure and Severance Costs.  Results of Operations include pre-tax charges of $339 and $129 for the three months ended March 29, 2014 and March 30, 2013, respectively.   As of March 29, 2014, severance accruals related to these cost reduction actions totaled $405 and were included in other accrued liabilities in the consolidated balance sheets.

Operating Income (loss). On a consolidated basis, operating income (loss) increased $932, or 23.9% for the three months ended March 29, 2014 as compared to the 2013 period due to an increase in OEM Solutions operating income of $607 and a decline in Symmetry Surgical operating income of $976 partially offset by a decline in Unallocated loss of $1,301. Operating income (loss) for each of our segments in these periods was as follows:

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue
	(unaudited)
2013 period reported operating income (loss)	$5,545	7.1%	$1,321	6.0%	$(2,973)	(3.0)%	$3,893	3.9%
Impact of gross profit and SG&A	637	0.4%	(796)	(3.4)%	1,301	1.4%	1,142	1.1%
Facility closure and severance	(30)	—%	(180)	(0.9)%	—	—%	(210)	(0.2)%
2014 period reported operating income (loss)	$6,152	7.5%	$345	1.7%	$(1,672)	(1.6)%	$4,825	4.8%

OEM Solutions operating income improved by $607 and was 7.5% of segment revenue in the 2014 period as compared to 7.1% in the prior year period primarily due to an increase in revenue. Symmetry Surgical operating income decreased by $976 and was 1.7% of segment revenue in the 2014 period as compared to 6.0% in 2013 primarily due to a reduction in revenue discussed above, offset by decreased sales and marketing expenses. The decrease in the Unallocated loss is primarily related to lower self-insurance medical claims.

Other (Income) Expense.  Interest expense for the three months ended March 29, 2014 decreased $2,394, or 51.9%, to $2,223 from $4,617 for the comparable period in 2013. This decrease is most significantly attributable to the extinguishment of our Mezzanine Debt during December 2013, which bore interest at 14%, as well as the decrease in debt outstanding by $33,137 as of March 2014 as compared to March 2013.

During March 2014, we fully repaid our Bank Term Loan that was scheduled to mature in December 2016, resulting in a loss on debt extinguishment of $503.

Derivatives valuation consists of foreign currency forward contracts which were used to mitigate the effect of changes in the foreign exchange rates on net income. As of December 28, 2013, we had settled all of our outstanding forward swap contracts. We recorded a loss of $193 for the three months ended March 30, 2013, which was a result of fluctuation in the Euro versus the US Dollar.

Other income for the three months ended March 29, 2014 and March 30, 2013 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Income Tax Expense. Our effective tax rate was expense of 38.6% for the three months ended March 29, 2014 as compared to a benefit of 51.2% for the three months ended March 30, 2013. Provision for income taxes increased by $1,098, or 355.3%, to $789 for the three months ended March 29, 2014 from $(309) for the comparable 2013 period primarily due to a $2,646 increase in pre-tax income. The rate in first quarter 2013 was benefited by total year 2012 Federal research and development tax benefit as well as first quarter 2013, while first quarter of 2014 does not include any research and development tax benefit. These changes are driven by the timing of approval in the U.S. regarding research and development tax benefit

Liquidity and Capital Resources

Liquidity

Our principal sources of liquidity in the three months ended March 29, 2014 were cash generated from operations and borrowings under our Amended Credit Agreement.  Principal uses of cash in the three months ended March 29, 2014 included capital expenditures and debt service. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures, to service debt and to fund possible future acquisitions.

We believe our cash resources will permit us to stay committed to our strategic plan of increasing our share in the orthopedic market and expanding into other medical device segments and growing the business.

Operating Activities.  Operating activities generated cash of $4,903 in the three months ended March 29, 2014 compared to $11,371 for the three months ended March 30, 2013, a decrease of $6,468.  The decrease in cash from operations is primarily a result of a reduction in working capital offset by an increase in net income.  Net cash used by working capital for the three months ended March 29, 2014 was $7,146 higher than the comparable 2013 period. Aggregate adjustments for non-cash items negatively impacted operating cash flows by $7,350, a $870 decrease from the comparable prior year period, primarily due to a decrease in our deferred income tax provision of $461.

Investing Activities.  Capital expenditures of $2,811 were $509 lower in the three months ended March 29, 2014 compared to the three months ended March 30, 2013. This decrease is due to the timing of cash payments.

Financing Activities.  Financing activities generated $5,108 of cash in the three months ended March 29, 2014 compared to usage of $2,350 in the three months ended March 30, 2013. This increase in cash generated by financing activities is due primarily to an $18,308 increase in net borrowings on the revolving credit agreement and short term borrowings, partially offset by increases in net payments on bank term loans and capital lease obligations of $11,411.

Capital Expenditures

Capital expenditures totaled $2,811 for the three months ended March 29, 2014, compared to $3,320 for the three months ended March 30, 2013. Expenditures were primarily for a few key process improvement equipment investments in our cases and tray and instruments plants.

Debt and Credit Facilities

The Corporation's Amended Credit Agreement, which is senior and secured, currently provides for a $200,000 revolving line of credit (Bank Revolver) and a $50,000 bank term loan (Bank Term Loan). The Amended Credit Agreement also includes an accordion feature, which permits us to borrow up to an additional $50,000 in the form of additional term loans or an increase in the Bank Revolver subject to the terms and conditions set forth in the Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at a rate per annum based upon LIBOR, the Federal Funds rate or the Lenders' prime rate, in each case plus an applicable margin, at the Corporation's option. The Bank Term Loan was to be repaid in quarterly installments of $2,778, could be prepaid, in whole or in part, at the option of the Corporation, and was required to be prepaid using all or a portion of the net cash proceeds of certain asset sales, recovery events, and issuances of new debt or equity and, depending on the Corporation's Total Leverage Ratio (as defined in the Amended Credit Agreement), using a portion of the Corporation's Excess Cash Flow (as defined in the Amended Credit Agreement) (the "Excess Cash Flow Prepayment"). The Excess Cash Flow Prepayment was required to be made within 90 days of the end of the fiscal year in which the Excess Cash Flow is generated. As of December 28, 2013, the Excess Cash Flow calculation required the Corporation to prepay the bank term loan payable in full prior to March 29, 2014. The payment was made with capacity on the Bank Revolver. The Bank Revolver matures on November 3, 2015.

As of March 29, 2014, we had an aggregate of $178,539 of outstanding indebtedness, which consisted of $177,000 of borrowings on our Bank Revolver, $213 of borrowings on our Sheffield short-term revolving line of credit and $1,326 of capital lease obligations. We had one outstanding letter of credit as of March 29, 2014, in the amount of $25.

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

As of March 29, 2014, the most restrictive financial covenants per the Corporation’s lending arrangements included the debt to EBITDA covenant ratio to be less than 4.00:1. The Corporation's ratio was approximately 3.24:1. The minimum interest coverage ratio is required to be greater than 1.25:1, and the Corporation's ratio at March 29, 2014 was approximately 2.03:1.

The Corporation was in compliance with all covenants as of March 29, 2014. The debt to EBITDA covenant ratio will become more restrictive throughout 2014, which will be required to be less than 3.50:1, as of January 3, 2015. We intend to closely monitor our revenues, cost of revenues and selling, general and administrative expenses to manage our ability to meet our debt covenant requirements.

We believe that cash flow from operating activities and borrowings on our Bank Revolver will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the Amended Credit Agreement. We had one letter of credit outstanding as of March 29, 2014 in the amount of $25.

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

We incurred minimal capital expenditures for environmental, health and safety in the three months ended March 29, 2014 and March 30, 2013.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 28, 2013, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the three months ended March 29, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. Our exposure to these risks, at the end of the first quarter covered by this report, has not changed materially since December 28, 2013.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 29, 2014.

(b)   Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is provided pursuant to Item 703 of Regulation S-K:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (0r Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2014	11,380	$9.79	—	—
February 2014	18,967	$10.00	—	—

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

May 2, 2014