Form 10-Q
period 2014-06-28
Symmetry Medical Inc.
filed 2014-08-07
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2014 was 37,550,850 shares.

Cautionary Note Regarding Forward-Looking Statements

Throughout this Quarterly Report on Form 10-Q or in other reports or registration statements filed from time to time with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended, or under the Securities Act of 1933, as amended, as well as in documents we incorporate by reference or in press releases or oral statements made by our officers or representatives, we may make statements that express our opinions, expectations or projections regarding future events or future results, in contrast with statements that reflect historical facts. These predictive statements, which we generally precede or accompany by such typical conditional words such as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project,” “potential,” or “expect,” or by the words “may,” “will,” “could,” or “should,” and similar expressions or terminology are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995. That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated.

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

We also refer you to, and believe that you should carefully read, the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” portions of our Annual Report for fiscal 2013 on Form 10-K, as well as in other reports which we file with the Securities and Exchange Commission, to better understand the risks and uncertainties that are inherent in our business and in owning our securities. These reports are available publicly on the SEC website, www.sec.gov, and on our website, www.symmetrymedical.com.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYMMETRY MEDICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 28, 2014	December 28, 2013
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$17,307	$7,362
Accounts receivable, net	57,961	51,813
Inventories	58,386	58,879
Refundable income taxes	3,917	5,784
Deferred income taxes	5,975	5,439
Other current assets	5,906	4,900
Total current assets	149,452	134,177
Property and equipment, net	88,485	89,993
Goodwill	171,563	182,178
Intangible assets, net of accumulated amortization	101,249	105,004
Other assets	3,395	4,484

Total Assets	$514,144	$515,836

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$32,143	$28,837
Accrued wages and benefits	10,896	9,656
Other accrued expenses	7,117	7,138
Accrued income taxes	293	53
Derivative valuation liability	434	283
Revolving line of credit	953	—
Current portion of capital lease obligations	500	465
Current portion of long-term debt	—	6,531

Total current liabilities	52,336	52,963
Accrued income taxes	1,524	2,126
Deferred income taxes	4,491	7,536
Derivative valuation liability	2,499	1,104
Other liabilities	948	886
Capital lease obligations, less current portion	708	974
Long-term debt, less current portion	170,000	165,450

Total Liabilities	232,506	231,039

Commitments and contingencies

Shareholders' Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued June 28, 2014-37,555; December 28, 2013-37,209	4	4
Additional paid-in capital	290,994	289,257
Accumulated deficit	(14,828)	(9,531)
Accumulated other comprehensive income	5,468	5,067

Total Shareholders' Equity	281,638	284,797

Total Liabilities and Shareholders' Equity	$514,144	$515,836
See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data; Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Revenue	$101,251	$99,015	$198,152	$194,826
Cost of revenue	73,086	72,368	146,253	143,293
Gross profit	28,165	26,647	51,899	51,533
Research and development expenses	1,277	1,174	2,399	2,338
Sales and marketing expenses	6,268	6,807	12,943	13,919
General and administrative expenses	12,268	10,730	22,892	23,264
Asset impairment	10,500	—	10,500	—
Facility closure and severance	428	794	767	907
Operating income (loss)	(2,576)	7,142	2,398	11,105

Other (income) expense:
Interest expense	2,109	4,554	4,332	9,171
Loss on debt extinguishment	—	—	503	—
Derivatives valuation gain	—	44	—	237
Other	(160)	419	(96)	101
Income (loss) from continuing operations before income taxes	(4,525)	2,125	(2,341)	1,596
Income tax expense (benefit)	(1,911)	630	(1,122)	337
Income (loss) from continuing operations	(2,614)	1,495	(1,219)	1,259
Loss from discontinued operations, net of taxes	(3,937)	(318)	(4,078)	(376)
Net income (loss)	(6,551)	1,177	(5,297)	883

Income (loss) per share from continuing operations:
Basic	$(0.07)	$0.04	$(0.03)	$0.03
Diluted	$(0.07)	$0.04	$(0.03)	$0.03

Income (loss) per share:
Basic	$(0.18)	$0.03	$(0.14)	$0.02
Diluted	$(0.18)	$0.03	$(0.14)	$0.02

Weighted average common shares and equivalent shares outstanding:
Basic	36,584	36,314	36,576	36,295
Diluted	36,584	36,843	36,576	36,803

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands; Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net income (loss)	$(6,551)	$1,177	$(5,297)	$883

Foreign currency adjustments:
Intra-entity foreign currency transaction adjustment	584	118	774	(1,367)
Foreign currency translation adjustments	567	608	590	(1,651)
Net unrealized gains on derivative instruments:
Unrealized holding gains (losses), net of taxes	(653)	1,239	(1,202)	1,488
Reclassification adjustment for realized losses included in net income	121	46	240	101
Comprehensive income (loss)	$(5,932)	$3,188	$(4,895)	$(546)

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands; Unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Operating activities
Net income (loss)	$(5,297)	$883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,115	8,327
Amortization of intangible assets	3,793	3,550
Amortization of debt issuance costs	515	1,095
Interest paid in kind	—	669
Net loss on sale of assets	100	266
Loss on sale of business	4,117	—
Asset impairment	10,500	—
Deferred income tax provision	(3,611)	679
Loss on debt extinguishment	503	—
Excess tax benefit from stock-based compensation	(61)	—
Stock-based compensation	1,795	1,254
Derivative valuation loss	—	237
Foreign currency transaction (gain) loss	(613)	224
Change in operating assets and liabilities:
Accounts receivable	(7,546)	6,773
Other assets	(990)	(1,395)
Inventories	(1,737)	(1,268)
Current income taxes	2,106	(1,411)
Accounts payable	4,129	2,830
Accrued expenses and other	1,840	(3,042)

Net cash provided by operating activities	17,658	19,671

Investing activities
Purchases of property and equipment	(6,927)	(6,173)
Proceeds from sale of property and equipment and other	807	26

Net cash used in investing activities	(6,120)	(6,147)

Financing activities
Proceeds from Bank Revolver	63,880	74,180
Payments on Bank Revolver	(48,880)	(55,180)
Proceeds on short term borrowings	15,260	—
Payments on short term borrowings	(14,330)	—
Payments on bank term loans and capital lease obligations	(17,212)	(29,206)
Proceeds from the issuance of common stock, net	(119)	(409)
Excess tax benefit from stock-based compensation	61	—

Net cash used in financing activities	(1,340)	(10,615)
Effect of exchange rate changes on cash	(253)	(218)

Net increase in cash and cash equivalents	9,945	2,691
Cash and cash equivalents at beginning of period	7,362	9,815

Cash and cash equivalents at end of period	$17,307	$12,506

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,936	$8,945
Cash paid for income taxes	$17	$838

Supplemental disclosure of non-cash investing activities:
Non-cash property, plant and equipment additions	$1,130	$—

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

3. Discontinued operations

The results of operations for a business unit that the Corporation has sold are classified in discontinued operations for all periods presented.

On May 21, 2014, the Corporation completed the sale of its subsidiary, Clamonta Ltd. for $1,350. Symmetry believed the sale would better enable the Corporation to focus its efforts on its core markets and reduce its manufacturing footprint. In connection with the sale, Symmetry recorded a loss on the sale of assets of approximately $4,117.

The operations of Clamonta Ltd. has historically been included in the OEM Solutions segment. The following table summarizes certain operating results of Clamonta for all periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Revenue	$2,431	$2,933	$6,798	$5,986
Cost of revenue	$2,275	$3,010	$6,436	$5,805
Sales and marketing expenses	$7	$8	$18	$15
General and administrative expenses	$216	$334	$560	$640
Facility closure and severance costs	$—	$—	$—	$16
Other (income) expense	$4,116	$(3)	$4,108	$1
Income tax expense (benefit)	$(246)	$(98)	$(246)	$(115)
Loss from discontinued operations, net of tax	$(3,937)	$(318)	$(4,078)	$(376)

Summary of Assets and Liabilities of Discontinued Operations:

December 28, 2013

Cash and cash equivalents	$213
Accounts receivable	$2,041
Inventory	$2,905
Other current assets	$44
Property and equipment, net	$2,231
Total assets	$7,434

Accounts payable	$3,060
Accrued wages and benefits	$275
Other accrued expenses	$122
Total liabilities	$3,457

4. Inventories

Inventories consist of the following:

	June 28, 2014	December 28, 2013
	(unaudited)
Raw material and supplies	$10,340	$10,249
Work-in-process	19,465	23,315
Finished goods	28,581	25,315

	$58,386	$58,879

5. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	June 28, 2014	December 28, 2013
	(unaudited)
Land	$5,832	$6,046
Buildings and improvements (20 to 40 years)	42,412	42,519
Machinery and equipment (5 to 15 years)	161,940	161,734
Office equipment (3 to 5 years)	22,260	21,619
Construction-in-progress	7,032	4,061

	239,476	235,979
Less accumulated depreciation	(150,991)	(145,986)

	$88,485	$89,993

6. Goodwill and Other Intangible Assets

The Corporation has multiple operating segments which are comprised of multiple components that represent the lowest level for which discrete financial information is available and the operating results of that component are regularly reviewed by management. The Corporation aggregates certain components that share similar economic similarities and that are vertically integrated within the same operating segment into reporting units

In the second quarter of fiscal 2014, the Corporation determined that the expected operating results for one of its reporting units was projected to be substantially lower than previous forecasts. Given this information, the Corporation conducted an interim impairment test and determined that impairment existed. The impairment is $10,500 for goodwill and has been recorded in the condensed consolidated statements of operations within Asset Impairment. The Corporation recorded a pre-tax non-cash charge during the second quarter of fiscal 2014 related to the Symmetry Surgical segment and was primarily driven by lower revenue due to sluggish hospital spending environment in the U.S. and previously disclosed integration challenges related to the 2011 acquisition of the Codman surgical instruments business from which we have not recovered as quickly as previously expected.

The Corporation determines the fair value of intangible assets using an income-based approach. The approach calculates fair value by estimating the after-tax cash flows attributable to the asset and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. The calculated fair value is compared to the carrying value to determine if any impairment exists.

To derive the fair value of the reporting unit, as required in step one of the impairment test, the Corporation used the income approach, specifically the discounted cash flow method, to determine the fair value of each reporting unit and the associated amount of the impairment charge. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. This methodology is consistent with how the Corporation estimates the fair value of its reporting units during its annual goodwill and indefinite lived intangible asset impairment tests. Inputs used to determine the fair value of the Corporation's reporting units are considered Level 3 inputs of the fair value hierarchy and include the following:

•
The Corporation's financial projections for this reporting unit are based on management's assessment of macroeconomic variables, industry trends and market opportunities, as well as the Corporation's strategic objectives and future growth plans. Revenue growth rates assumed for the Corporation’s reporting unit where impairment was recognized was approximately 4-6% for 2015 and beyond.

•
The discount rate used to measure the present value of the projected future cash flows is set using a weighted-average cost of capital method that considers market and industry data, as well as the Corporation's specific risk factors that are likely to be considered by a market participant.  The weighted-average cost of capital is the Corporation's estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rate used for the Corporation’s reporting unit where impairment was recognized was approximately 12.0%.

For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement.

In the second step, the Corporation assigned the reporting unit's fair value to all of its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment charge. This allocation process was performed only for purposes of measuring the goodwill impairment and not to adjust the carrying values of the recognized assets and liabilities.
Prior to performing the annual goodwill impairment test for the reporting unit that failed step 1, the Corporation tested long-lived assets to be held and used for impairment on an undiscounted cash flow basis. Based on the results of this testing, no intangible assets were deemed impaired.
The reconciliation of the beginning and ending carrying amounts of goodwill are as follows:

Balance as of December 29, 2012	$229,134
Impairment of goodwill	(47,450)
Effects of foreign currency	494
Balance as of December 28, 2013	$182,178
Impairment of goodwill	(10,500)
Effects of foreign currency	(115)
Balance as of June 28, 2014	$171,563

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

The Corporation's profitability and cash flows are affected by changes in interest rates, specifically LIBOR. The primary purpose of the Corporation's interest rate risk management activities is to hedge its exposure to changes in interest rates. In March, 2012, the Corporation entered into two forward swap contracts to manage interest rate risk related to its Bank Term Loan and a portion of its Bank Revolver. The notional amount on the swap contracts is $99,628 as of June 28, 2014 and is reduced to $37,500 by December 2022 in line with expected reductions in the related debt instruments. The fixed per annum interest rate on the swap contracts is 0.99% in 2014 that incrementally increase to 3.81% by 2022. These swap contracts, which were a fair value liability of $2,933 and $1,387 as of June 28, 2014 and December 28, 2013, respectively, were designated as cash flow hedges of the future payments of variable rate interest with one-month LIBOR. For the three and six months ended June 28, 2014, the Corporation recorded gain/(loss) of ($854) and ($1,546), respectively, attributable to these cash flow hedges included in other comprehensive income. Of the total cumulative loss, $434 will be reclassified into earnings in the next twelve months.

In June and July 2012, the Corporation entered into forward swap contracts to mitigate the impact of fluctuations in foreign currency on the statement of operations. As of June 28, 2014 and December 28, 2013, the Corporation had settled all of its outstanding forward swap contracts. As of June 29, 2013, the Corporation had remaining contracts for the sale of 71 Euros, which were settled in equal amounts over the twelve month period which began July 2012. These swap contracts were not designated as cash flow hedges and therefore the change in the fair value was immediately recorded in derivatives valuation (gain) loss in the consolidated statements of operations.

8. Fair Value of Financial Instruments

As of June 28, 2014, the Corporation held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Corporation's cash equivalents and derivative instruments in the form of interest rate swaps and foreign currency forward contracts. The Corporation's cash equivalents include highly liquid financial instruments that are readily convertible with maturities of 90 days or less. The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these derivative instruments as Level 2 in accordance with the FASB Standard on fair value measurement.

On a recurring basis management measures the fair value of its interest rate swaps using the market approach based on projections of the one-month LIBOR rate over the life of each swap. Also on a recurring basis, management measures the fair value of its foreign currency forward contracts using the market approach based on the projections of the Euro rate over the life of each forward contract. The fair value and carrying value of the Corporation’s assets and liabilities measured at fair value on a recurring basis were as follows:

	June 28, 2014				December 28, 2013
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets
Cash equivalents	$—	$4,829	$—	$4,829	$—	$35	$—	$35
Total assets	$—	$4,829	$—	$4,829	$—	$35	$—	$35

Liabilities
Interest rate swaps	$—	$(2,933)	$—	$(2,933)	$—	$(1,387)	$—	$(1,387)
Total liabilities	$—	$(2,933)	$—	$(2,933)	$—	$(1,387)	$—	$(1,387)

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition.

The Corporation reviews for goodwill impairment annually on the first day of the fourth fiscal quarter and more frequently if circumstances indicate its carrying value may not be recoverable. The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets would generally be classified within Level 3, in the event that the Corporation were required to measure and record such assets at fair value within its consolidated financial statements, as discussed in Note 6, Goodwill and Other Intangible Assets.

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

Additionally, financial instruments also consist of cash, accounts receivable, accounts payable and long-term debt.  The carrying value of long-term debt materially approximates fair value. Additionally, the fair value of cash and net accounts receivable and payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for these instruments.

9. Debt Arrangements

The Corporation’s Amended Credit Agreement currently provides for a $200,000 revolving line of credit (Bank Revolver) and a $50,000 bank term loan (Bank Term Loan). The Amended Credit Agreement also includes an accordion feature, which permits the Corporation to borrow up to an additional $50,000 in the form of additional term loans or an increase in the Bank Revolver subject to the terms and conditions set forth in the Amended Credit Agreement. The Amended Credit Agreement, which is senior and secured, has an aggregate of $170,000 outstanding as of June 28, 2014.

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

As of June 28, 2014, the most restrictive financial covenants per the Corporation’s lending arrangements included the debt to EBITDA covenant ratio to be less than 3.75:1. The Corporation's ratio as of June 28, 2014 was approximately 3.01:1. The minimum interest coverage ratio is required to be greater than 1.25:1, and the Corporation's ratio at June 28, 2014 was approximately 2.25:1. The Corporation was in compliance with all covenants as of June 28, 2014. The debt to EBITDA covenant ratio will become more restrictive throughout 2014, which will be required to be less than 3.50:1, as of January 3, 2015.

10. Other Comprehensive Income

Amounts reclassified from accumulated other comprehensive income (loss) to earnings during the three and six months ended June 28, 2014 and June 29, 2013 were as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income				Affected line item in the statement where net income is presented
	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(unaudited)		(unaudited)
Realized losses on derivative instruments	$193	$82	$381	$180	Interest expense
Tax benefit	(72)	(36)	(141)	(79)	Income tax expense (benefit)
Net of tax	$121	$46	$240	$101

11. Income Taxes

Income (loss) from continuing operations before income taxes consisted of:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(unaudited)		(unaudited)
Domestic	(6,730)	770	(6,309)	(843)
Foreign	2,205	1,355	3,968	2,439
	(4,525)	2,125	(2,341)	1,596

The provision for income taxes differs from that computed at the Federal statutory rate of 35% in 2014 and 2013, respectively, as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(unaudited)		(unaudited)
Tax at Federal statutory rate	$(1,584)	$744	$(819)	$559
State income taxes	(363)	36	(291)	20
State tax credits	(14)	7	(16)	4
Foreign income taxes	(408)	(140)	(505)	(115)
Qualified production activities deduction	120	(6)	81	(14)
Research and development credits--current year	(66)	(11)	(75)	(18)
Valuation allowance	(45)	(20)	31	(39)
Goodwill impairment	186	—	186	—
Reserve for uncertain tax positions	97	11	40	57
Other	166	9	246	(117)
	$(1,911)	$630	$(1,122)	$337

12. Segment Reporting

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

Reportable segment information is as follows:

	Three Months Ended June 28, 2014
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$80,880	$20,371	—	$101,251	—	$101,251
Intersegment revenues	1,995	96	—	2,091	$(2,091)	—
Total revenues	82,875	20,467	—	103,342	(2,091)	101,251

Depreciation and amortization	4,203	1,577	$74	5,854	—	5,854

Operating income (loss)	9,796	(9,020)	(3,233)	(2,457)	(119)	(2,576)
Interest expense						2,109
Other						(160)
Loss before income taxes						(4,525)

	Three Months Ended June 29, 2013
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$76,698	$22,317	—	$99,015	—	$99,015
Intersegment revenues	1,590	28	—	1,618	$(1,618)	—
Total revenues	78,288	22,345	—	100,633	(1,618)	99,015

Depreciation and amortization	4,250	1,513	$52	5,815	—	5,815

Operating income (loss)	8,934	639	(2,361)	7,212	(70)	7,142
Interest expense						4,554
Derivatives valuation loss						44
Other						419
Income before income taxes						2,125

	Six Months Ended June 28, 2014
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$157,144	$41,008	—	$198,152	—	$198,152
Intersegment revenues	3,508	165	—	3,673	$(3,673)	—
Total revenues	160,652	41,173	—	201,825	(3,673)	198,152

Depreciation and amortization	8,462	3,148	$146	11,756	—	11,756

Operating income (loss)	16,097	(8,675)	(4,903)	2,519	(121)	2,398
Interest expense						4,332
Loss on debt extinguishment						503
Other						(96)
Loss before income taxes						(2,341)

	Six Months Ended June 29, 2013
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$150,325	$44,501	—	$194,826	—	$194,826
Intersegment revenues	2,471	35	—	2,506	$(2,506)	—
Total revenues	152,796	44,536	—	197,332	(2,506)	194,826

Depreciation and amortization	8,512	2,998	$102	11,612	—	11,612

Operating income (loss)	14,549	1,960	(5,407)	11,102	3	11,105
Interest expense						9,171
Derivatives valuation loss						237
Other						101
Income before income taxes						1,596

Revenues to External Customers:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(unaudited)		(unaudited)
United States	$74,623	$76,419	$144,934	$149,957
Ireland	8,473	7,948	16,782	15,642
United Kingdom	4,490	3,514	8,367	7,123
Other foreign countries	13,665	11,134	28,069	22,104

Total revenues	$101,251	$99,015	$198,152	$194,826

Concentration of Credit Risk:

A substantial portion of the Corporation's net revenues is derived from a limited number of customers. Net revenue from customers of the Corporation which individually account for 10% or more of the Corporation's net revenue is as follows:

Three months ended June 28, 2014 - Two customers represented approximately 29.8% and 11.3%, respectively, of revenue.

Three months ended June 29, 2013 - Two customers represented approximately 32.3% and 10.8%, respectively, of revenue.

Six Months Ended June 28, 2014 - Two customers represented approximately 31.0% and 11.7%, respectively, of revenue.

Six Months Ended June 29, 2013 - One customer represented approximately 33.5% of revenue.

Following is a summary of the composition by segment and product category of the Corporation's net revenues to external customers.

	Three Months Ended		Six Months Ended
Sales by product	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(unaudited)		(unaudited)
OEM Solutions Revenue
Instruments	$29,760	$28,078	$58,690	$56,245
Implants	29,405	28,138	57,788	54,105
Cases	17,271	17,088	32,948	33,473
Other	4,444	3,394	7,718	6,502
Total OEM Solutions Revenue	80,880	76,698	157,144	150,325

Total Symmetry Surgical Revenue	20,371	22,317	41,008	44,501

Total Revenue	$101,251	$99,015	$198,152	$194,826

13. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(unaudited)		(unaudited)
Net income (loss) for basic earnings per share:
Continuing operations	$(2,614)	$1,495	$(1,219)	$1,259
Discontinued operations	$(3,937)	$(318)	$(4,078)	$(376)
Income available to common shares - basic	$(6,551)	$1,177	$(5,297)	$883
Basic weighted average common shares outstanding	36,584	36,314	36,576	36,295

Basic net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.07)	$0.04	$(0.03)	$0.03
Discontinued operations, net of tax	$(0.11)	$(0.01)	$(0.11)	$(0.01)
Net income attributable to common shareholders	$(0.18)	$0.03	$(0.14)	$0.02

Net income (loss) for diluted earnings per share:
Continuing operations	$(2,614)	$1,495	$(1,219)	$1,259
Discontinued operations	$(3,937)	$(318)	$(4,078)	$(376)
Income available to common shares - basic	$(6,551)	$1,177	$(5,297)	$883
Basic weighted average common shares outstanding	36,584	36,314	36,576	36,295
Effect of dilution	—	529	—	508
Diluted weighted average common shares outstanding	36,584	36,843	36,576	36,803

Diluted net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.07)	$0.04	$(0.03)	$0.03
Discontinued operations, net of tax	$(0.11)	$(0.01)	$(0.11)	$(0.01)
Net income attributable to common shareholders	$(0.18)	$0.03	$(0.14)	$0.02

The diluted weighted average share calculations for the three and six month periods ended June 28, 2014 did not include 465 and 453, respectively, of dilutive shares due to the net loss incurred for these periods. In addition, performance based restricted stock awarded in 2014 totaling 259 shares has not been included in the diluted shares, due to the respective measurement period not being completed.

14. Accounts Receivable Factoring

The Corporation has an agreement with an unrelated third-party for the factoring of specific accounts receivable in the U.K. to reduce the amount of working capital required to fund such receivables. The factoring of accounts receivable under this agreement is accounted for as a sale in accordance with ASC 860, Transfers and Servicing. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a charge in general and administrative expenses in the consolidated statement of operations in the period of the sale. Net funds received reduced accounts receivable outstanding while increasing cash. The Corporation has no significant retained interests, nor any continuing involvement or servicing liabilities related to the accounts receivable that have been sold. For the three months ended June 28, 2014 and June 29, 2013, the Corporation sold $1,438 and $1,081, respectively, and $4,458 and $2,009 for the six months then ended, of accounts receivable pursuant to this agreement, which represents the face amount of total outstanding receivables at the time the receivables are sold. Fees paid pursuant to this agreement were $5 and $8 for the three months ended June 28, 2014 and June 29, 2013, respectively, and $27 and $15 for the six months then ended.

15. Commitments and Contingencies

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

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of cobalt chrome, nickel and titanium through July 2017.  Based on contractual pricing at June 28, 2014, the minimum purchase obligations total $20,229.  Purchases under cobalt chrome, nickel and titanium contracts total approximately $5,982 for the six months ended June 28, 2014.  These purchases are not in excess of our forecasted requirements. Additionally, as of June 28, 2014, the Corporation has $3,541 of commitments to complete capital projects in progress.

16.    Facility Closure and Severance Costs

Results of operations include pre-tax charges of $428 and $794 for the three months ended June 28, 2014 and June 29, 2013, respectively and $767 and $907 for the six months then ended, respectively. The segment composition of these charges includes OEM Solutions for the three months ended June 28, 2014 and June 29, 2013 of $342 and $154, respectively, Symmetry Surgical of $10 and $274, respectively and Unallocated of $76 and $366, respectively. As of June 28, 2014 and December 28, 2013, severance accruals related to these cost reduction actions totaled $477 and $361, respectively, and are included in other accrued expenses in the consolidated balance sheets. The increase in the accrual since December 28, 2013 represents severance charges incurred but not paid during the first two quarters of fiscal 2014. These costs are expected to be paid through September 2014.

On February 21, 2014, the Corporation announced that the consultation processes that began with its employees on January 30, 2014 had concluded with an agreement that the facility in Cheltenham, United Kingdom should cease production within calendar 2014. The Cheltenham plant is engaged primarily in the manufacture of medical instruments and employs approximately 40 people. The Corporation estimates costs of approximately $1,600 will be incurred in 2014 primarily related to lease termination costs, employee severance, stay bonuses, moving and transition costs in connection with the plant closure. As of June 28, 2014, $443 in severance costs have been recorded and are reflected above.

17. Subsequent Event

On August 4, 2014, the Corporation announced that it has entered a definitive agreement to sell all of its common stock to Tecomet and concurrently transfer to Symmetry Medical, Inc.'s shareholders ownership in a new company holding its Symmetry Surgical business. Tecomet, which is owned by Genstar Capital, is a contract manufacturing, engineering and metal fabrication technology company based in Wilmington, Massachusetts.
Under terms of the agreement, Symmetry Medical will transfer its Symmetry Surgical business to its shareholders, immediately followed by the acquisition of the remaining OEM Solutions business by Tecomet for $450 million in cash.
These transactions are conditioned on, among other things, the approval and adoption of the definitive agreement by the Company’s stockholders and the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company and Tecomet have each agreed to use reasonable best efforts and, subject to certain limitations, take actions required in connection with obtaining such approvals.

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

During the second quarter 2014, Symmetry’s OEM Solutions business revenue increased $4,182, or 5.5%, compared to the second quarter 2013. This increase is primarily driven by stable-to-slightly-improving orthopedic procedural growth, along with the incremental benefit from our top five customer inventory being at a multi-year low exiting 2013. During the second quarter 2014, our combined five largest OEM customers increased revenue by 4.3% compared to the second quarter 2013, primarily driven by an increase in their new product launch volume as well as stable-to-slightly-improving orthopedic procedural growth. Our overall OEM Solutions revenue in the second quarter 2014 increased by $4,616 from the first quarter 2014 resulting from increased demand across all product lines.

During the second quarter 2014, Symmetry Surgical revenue decreased $1,946, or 8.7%, compared to the second quarter 2013. This decrease was primarily due to the New Wave Surgical product line, which was acquired by Covidien in the first quarter and no longer sold by Symmetry Surgical after April 30, 2014, resulting in a partial quarter of sales in the second quarter, continued supplier disruption issues along with ongoing sluggish hospital spending environment in the U.S. and the ongoing year one transition of distributorships outside of the U.S.

In the U.S., Symmetry Surgical continues to improve execution through the salesforce and improve service levels. During the second quarter of 2014, Symmetry Surgical continued to experience growth of the newly launched global e-commerce site to serve customers.

Outside of the U.S., Symmetry Surgical continues to work to increase business with our distributor network. We have successfully transferred regulatory approvals for product labeled in legacy graphics in the vast majority of countries and are in the process of registering the new Symmetry Surgical labeling of these products in all countries as well. We are also engaged in a similar process for the former SSI and Olsen product lines, which previously had only been in very limited international distribution, so that we may offer these products to customers throughout the world.

We believe that the Symmetry Surgical business is operating in an environment with temporary impediments to market growth. The most significant of these was the trend of flat to negative general surgical procedure rates in the U.S. and Europe. However, we plan to continue to expand coverage and product portfolio to serve our hospital and surgery center direct customers consistently with our strategic principles.

On August 4, 2014, the Corporation announced that it has entered a definitive agreement to sell all of its common stock to Tecomet and concurrently transfer to Symmetry Medical, Inc.'s shareholders ownership in a new company holding its Symmetry Surgical business. Tecomet, which is owned by Genstar Capital, is a contract manufacturing, engineering and metal fabrication technology company based in Wilmington, Massachusetts. Under terms of the agreement, Symmetry Medical will transfer its Symmetry Surgical business to its shareholders, immediately followed by the acquisition of the remaining OEM Solutions business by Tecomet for $450 million in cash. These transactions are conditioned on, among other things, the approval and adoption of the definitive agreement by the Company’s stockholders and the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Company and Tecomet have each agreed to use reasonable best efforts and, subject to certain limitations, take actions required in connection with obtaining such approvals.

Second Quarter Results of Operations

Revenue.   Revenue for the three months ended June 28, 2014 increased $2,236, or 2.3%, to $101,251 from $99,015 for the comparable 2013 period.  Revenue for each of our segments and principal product categories in these periods was as follows:

	Three Months Ended
Sales by product	June 28, 2014	June 29, 2013	Dollar Change	Percent Change
	(unaudited)
OEM Solutions Revenue
Instruments	$29,760	$28,078	$1,682	6.0%
Implants	29,405	28,138	1,267	4.5%
Cases	17,271	17,088	183	1.1%
Other	4,444	3,394	1,050	30.9%
Total OEM Solutions Revenue	80,880	76,698	4,182	5.5%

Total Symmetry Surgical Revenue	20,371	22,317	(1,946)	(8.7)%

Total Revenue	$101,251	$99,015	$2,236	2.3%

The $4,182 increase in OEM Solutions revenue resulted from increased demand in all of our product lines as well as favorable foreign currency exchange rate fluctuations of $1,421.  Overall, we experienced increased revenues of 4.3% from our five largest OEM customers which drove the increase in instruments revenue and a portion of the increase in cases and implants revenue. OEM Solutions Instruments revenue increased $1,682 driven by the positive trend that began in the first quarter following the softness we experienced in the second half of 2013. We continue to see a relatively stable capital spending environment from OEM customers on Instruments, with no new significant ramp in firmed purchase orders, except for customer investments in larger product launches, which have been deliberate in nature, as well as the favorable foreign exchange rate fluctuation of $126.  OEM Solutions Implant revenue increased $1,267 in-line with the procedural growth rate as compared to the strong growth in the first quarter of the year driven by customer inventory restocking. Implants revenue also included a favorable foreign exchange rate fluctuation of $879. Cases revenue increased $183 reflecting a relatively stable capital spending, as well as favorable currency exchange fluctuation of $188.  OEM Solutions Other product revenue increased $1,050 compared to second quarter 2013 primarily driven by strong customer demand at our Lansing, MI as well as Sheffield, UK facilities, as well as favorable foreign currency exchange rate fluctuations of $228.

The $1,946 decrease in Symmetry Surgical revenue in the second quarter 2014 as compared to 2013 was primarily driven by the New Wave Surgical product line, which was acquired by Covidien in the first quarter and no longer sold by Symmetry Surgical, resulting in partial quarter of sales in the second quarter, continued supplier disruption issues along with ongoing sluggish hospital spending environment in the U.S. and the ongoing transition to distributorships outside of the U.S.

Gross Profit.  Gross profit for the three months ended June 28, 2014 increased $1,518, or 5.7%, to $28,165 from $26,647 for the comparable 2013 period. Gross margin as a percentage of revenue increased 0.9%, to 27.8% for the second quarter 2014 from 26.9% for the comparable 2013 period.

	Three Months Ended June 28, 2014
	Dollars	As a % of Revenue
	(unaudited)
2013 period reported gross profit	$26,647	26.9%
Change in organic revenue and mix	(325)	(0.3)%
Foreign currency impact	288	0.3%
Manufacturing costs and other	1,555	0.9%
2014 period reported gross profit	$28,165	27.8%

Gross margin was driven by increased volume across all product lines of the OEM Solutions segment while maintaining fixed overhead structure as well as favorable manufacturing efficiencies in the Instruments and Implants product lines. Improved efficiencies are as a result of Symmetry Business Systems continued incremental improvements. OEM Solutions was also favorably impacted by insurance proceeds of $152 related to the Sheffield fire that occurred in 2013. The increase in OEM Solutions gross margin was partially offset by lower percentage of revenue from the Corporation’s higher margin Symmetry Surgical segment as compared to the same period last year.

Research and Development Expenses.  For the three months ended June 28, 2014, research and development expenses increased $103 or 8.8% to $1,277 from $1,174 in the comparable period in fiscal 2013, primarily due to increased employee compensation and benefit costs as well as costs associated with maintaining patents.

Sales and Marketing Expenses.  For the three months ended June 28, 2014, sales and marketing expenses decreased $539 or 7.9% to $6,268 from $6,807 in the comparable period in 2013, primarily due to a reduction in Symmetry Surgical employee compensation and benefits as a result of lower sales in fiscal 2014. In addition, cost controls were implemented in the second half of 2013.

General and Administrative Expenses.  For the three months ended June 28, 2014, general and administrative expenses increased $1,538 or 14.3%, to $12,268 from $10,730 in the comparable period in fiscal 2013. Significant items which impacted general and administrative expenses included:

	Three Months Ended June 28, 2014
	Dollars	As a % of Revenue
	(unaudited)
2013 period reported General &Administrative expenses	$10,730	10.8%
Employee compensation and benefit costs paid in cash	(160)
Change in amortization of intangible assets	174
Change in stock compensation	668
Foreign currency impact	116
Other	740
2014 period reported General & Administrative expenses	$12,268	12.1%

During the three months ended June 28, 2014, employee compensation and benefit costs paid in cash decreased due to a decrease for self-insurance medical claims incurred during that period as compared to the comparable period in fiscal 2013 under the Corporation's U.S. based medical plan. Other primarily relates to increased professional service fees for transaction related expenses.

Asset Impairment. During the second quarter of fiscal 2014, we recorded a pre-tax non-cash charge in the amount of $10,500 in the Symmetry Surgical segment. This impairment is primarily driven by lower revenue due to sluggish hospital spending environment in the U.S. and previously disclosed integration challenges related to the 2011 acquisition of the Codman surgical instruments business from which we have not recovered as quickly as previously expected.

Facility Closure and Severance Costs.  Results of Operations include pre-tax charges of $428 and $794 for the three months ended June 28, 2014 and June 29, 2013, respectively.   Fiscal 2014 expenses are primarily related to the previously announced closure of our Cheltenham, UK facility, which is expected to be completed later this year. As of June 28, 2014, severance accruals related to these cost reduction actions totaled $477 and were included in other accrued liabilities in the consolidated balance sheets.

Operating Income (loss). On a consolidated basis, operating income (loss) decreased $9,718, or 136.1% for the three months ended June 28, 2014 as compared to the 2013 period due to an increase in OEM Solutions operating income of $862 partially offset by a decline in Symmetry Surgical operating income of $9,659 and an increase in Unallocated loss of $921. Operating income (loss) for each of our segments in these periods was as follows:

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue
	(unaudited)
2013 period reported operating income (loss)	$8,934	11.4%	$639	2.9%	$(2,431)	(2.4)%	$7,142	7.2%
Impact of gross profit and SG&A	1,050	0.6%	578	3.0%	(1,211)	(0.8)%	417	0.3%
Impact of asset impairment	—	—%	(10,500)	(51.3)%	—	—%	(10,500)	(10.4)%
Facility closure and severance	(188)	(0.2)%	263	1.3%	290	—%	365	0.4%
2014 period reported operating income (loss)	$9,796	11.8%	$(9,020)	(44.1)%	$(3,352)	(3.2)%	$(2,576)	(2.5)%

OEM Solutions operating income improved by $862 and was 11.8% of segment revenue during the three month period ended June 28, 2014 as compared to 11.4% in the comparable prior year period primarily due to an increase in revenue and gross margin, previously discussed. Symmetry Surgical operating income decreased by $9,659 and was (44.1)% of segment revenue in the 2014 period as compared to 2.9% in 2013 primarily due to a $10,500 asset impairment as well as a reduction in revenue discussed above. The increase in the Unallocated loss is primarily related to increased professional service fees for transaction related expenses.

Other (Income) Expense.  Interest expense for the three months ended June 28, 2014 decreased $2,445, or 53.7%, to $2,109 from $4,554 for the comparable period in 2013. This decrease is most significantly attributable to the extinguishment of our Mezzanine Debt during December 2013, which bore interest at 14%, as well as the decrease in debt outstanding by $31,468 as of June 2014 as compared to June 2013.

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

Other income for the three months ended June 28, 2014 and June 29, 2013 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Income Tax Expense. Our effective tax rate was a benefit of 42.2% for the three months ended June 28, 2014 as compared to expense of 29.6% for the three months ended June 29, 2013. Provision for income taxes decreased by $2,541, or 403.3%, to $(1,911) for the three months ended June 28, 2014 from $630 for the comparable 2013 period primarily due to a $6,650 decrease in pre-tax income. The rate in second quarter 2014 was impacted by losses in the U.S.

Six Months Results of Operations

Revenue.   Revenue for the six months ended June 28, 2014 increased $3,326, or 1.7%, to $198,152 from $194,826 for the comparable fiscal 2013 period.  Revenue for each of our segments and principal product categories in these periods was as follows:

	Six Months Ended
Sales by product	June 28, 2014	June 29, 2013	Dollar Change	Percent Change
	(unaudited)
OEM Solutions Revenue
Instruments	$58,690	$56,245	$2,445	4.3%
Implants	57,788	54,105	3,683	6.8%
Cases	32,948	33,473	(525)	(1.6)%
Other	7,718	6,502	1,216	18.7%
Total OEM Solutions Revenue	157,144	150,325	6,819	4.5%

Total Symmetry Surgical Revenue	41,008	44,501	(3,493)	(7.8)%

Total Revenue	$198,152	$194,826	$3,326	1.7%

The $6,819 increase in OEM Solutions revenue resulted from increased customer demand within our instruments, implants and other product lines, partially offset by decreased demand in our cases product line.  Overall, we experienced increased revenues of 5.6% from our five largest OEM customers.  OEM Solutions Instruments revenue increased $2,445 due to a 8.7% increase from our five largest OEM customers partially offset by higher demand from other medical customers. OEM Solutions Implants revenue increased $3,683 driven by slightly improved procedure rates along with increased customer consumption demand as well as the timing of stocking orders and inventory adjustments at our customers as well as favorable foreign currency exchange rate fluctuations of $1,444. Cases revenue decreased $525 due primarily to lower capital spending by our customers to support launch volumes, partially offset by favorable foreign currency exchange rate fluctuations of $339.  OEM Solutions Other product revenue increased $1,216 driven by increased customer demand at our Lansing, MI and Sheffield, UK facilities as well as favorable foreign currency exchange rate fluctuations of $305.

The $3,493 decrease in Symmetry Surgical revenue in the six months ended June 28, 2014 as compared to 2013 was primarily tied to a decline in sales of products which were acquired in a late 2011 acquisition from Johnson & Johnson (“J&J”) and the New Wave Surgical product line, which was acquired by Covidien in the first quarter and no longer sold by Symmetry Surgical, resulting in partial quarter of sales in the second quarter, continued supplier disruption issues along with ongoing sluggish hospital spending environment in the U.S. and the ongoing transition to distributorships outside of the U.S.

Gross Profit.  Gross profit for the six months ended June 28, 2014 increased $366, or 0.7%, to $51,899 from $51,533 for the comparable fiscal 2013 period. Gross margin as a percentage of revenue decreased 0.3%, to 26.2% for the six months ended June 28, 2014 from 26.5% for the comparable fiscal 2013 period.

	Six Months Ended June 28, 2014
	Dollars	As a % of Revenue
	(unaudited)
2013 period reported gross profit	$51,533	26.5%
Change in organic revenue and mix	(802)	(0.4)%
Foreign currency impact	400	0.2%
Manufacturing costs and other	768	(0.1)%
2014 period reported gross profit	$51,899	26.2%

Gross margin was driven by a lower percentage of revenue from the Corporation’s higher-margin Symmetry Surgical segment as compared to the same period last year, along with gross margin pressure in the OEM Solutions segment due to the fire at the Sheffield, U.K. manufacturing plant. These unfavorable factors were partially offset by the efficiencies resulting from the OEM Solutions increased revenue as well as Symmetry Business System and Lean initiatives.

Research and Development Expenses.  For the six months ended June 28, 2014, research and development expenses increased $61 or 2.6% to $2,399 from $2,338 in the comparable period in fiscal 2013, primarily due to increased employee compensation and benefit costs.

Sales and Marketing Expenses.  For the six months ended June 28, 2014, sales and marketing expenses decreased $976 or 7.0% to $12,943 from $13,919 in the comparable period in fiscal 2013, primarily due to a reduction in Symmetry Surgical employee compensation and benefits as a result of lower sales in 2014. In addition, cost controls were implemented in the second half of fiscal 2013.

General and Administrative Expenses.  For the six months ended June 28, 2014, general and administrative expenses decreased $372 or 1.6%, to $22,892 from $23,264 in the comparable period in fiscal 2013. Significant items which impacted general and administrative expenses included:

	Six Months Ended June 28, 2014
	Dollars	As a % of Revenue
	(unaudited)
2013 period reported General &Administrative expenses	$23,264	11.9%
Employee compensation and benefit costs paid in cash	(689)
Change in amortization of intangible assets	351
Medical device excise tax expense	(188)
Change in stock compensation	541
Foreign currency impact	153
Other	(540)
2014 period reported General & Administrative expenses	$22,892	11.6%

During the first six months of fiscal 2014, employee compensation and benefit costs paid in cash decreased due to a decrease for self-insurance medical claims incurred during 2014 as compared to 2013 under the Corporation's U.S. based medical plan. Amortization of intangibles resulted from determining that unamortizing intangibles should now become amortizing. Medical device excise tax is driven by lower sales in Symmetry Surgical while stock compensation increase is driven by incremental restricted stock issuance. Other reduction primarily relates to lower professional service fees for transaction related expenses.

Asset Impairment. During the second quarter of fiscal 2014, we recorded a pre-tax non-cash charge in the amount of $10,500 in the Symmetry Surgical segment. This impairment is primarily driven by lower revenue due to sluggish hospital spending environment in the U.S. and previously disclosed integration challenges related to the 2011 acquisition of the Codman surgical instruments business from which we have not recovered as quickly as previously expected.

Facility Closure and Severance Costs.  Results of Operations include pre-tax charges of $767 and $907 for the six months ended June 28, 2014 and June 29, 2013, respectively.   Fiscal 2014 expenses are primarily related to the previously announced closure of our Cheltenham, UK facility which is expected to be completed later this year. As of June 28, 2014, severance accruals related to these cost reduction actions totaled $477 and were included in other accrued liabilities in the consolidated balance sheets.

Operating Income (loss). On a consolidated basis, operating income (loss) decreased $8,707, or 78.4% for the six months ended June 28, 2014 as compared to the 2013 period due to a decline in OEM Solutions operating income of $1,548 and Symmetry Surgical operating income of $10,635 offset by a reduced Unallocated loss of $380. Operating income (loss) for each of our segments in these periods was as follows:

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue
	(unaudited)
2013 period reported operating income (loss)	$14,549	9.5%	$1,960	4.4%	$(5,404)	(2.7)%	$11,105	5.7%
Impact of gross profit and SG&A	1,782	0.6%	(218)	(0.2)%	90	0.1%	1,654	0.7%
Impact of asset impairment	—	—%	(10,500)	(25.5)%	—	—%	(10,500)	(5.3)%
Facility closure and severance	(234)	(0.1)%	83	0.2%	290	0.1%	139	0.1%
2014 period reported operating income (loss)	$16,097	10.0%	$(8,675)	(21.1)%	$(5,024)	(2.5)%	$2,398	1.2%

OEM Solutions operating income improved by $1,548 and was 10.0% of segment revenue in the 2014 period as compared to 9.5% in the prior fiscal year period due to increases in revenue and gross margin as well as reduced impacts of facility closure and severance costs. Symmetry Surgical operating income decreased by $10,635 and was (21.1)% of segment revenue in the 2014 fiscal period as compared to 4.4% in the fiscal 2013 period primarily due to a $10,500 asset impairment charge as well as a reduction in revenue as discussed above. The decrease in the Unallocated operating costs is primarily related to lower employee healthcare expenses.

Other (Income) Expense.  Interest expense for the six months ended June 28, 2014 decreased $4,839, or 52.8%, to $4,332 from $9,171 for the comparable fiscal period in 2013. This decrease is most significantly attributable to the decrease in debt outstanding by $31,468 as compared to the second quarter 2013.

Derivatives valuation consists of foreign currency forward contracts which were used to mitigate the effect of changes in the foreign exchange rates on net income. As of June 28, 2014, we had settled all of our outstanding forward swap contracts. We recorded a loss of $237 for the six months ended June 29, 2013, which is a result of fluctuation in the Euro versus the US Dollar.

Other income for the six months ended June 28, 2014 and June 29, 2013 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Income Tax Expense. Our effective tax rate was a benefit of 47.9% for the six months ended June 28, 2014 as compared to an expense of 21.1% for the six months ended June 29, 2013. Provision for income taxes decreased by $1,459, or 432.9%, to $(1,122) for the six months ended June 28, 2014 from $337 for the comparable 2013 period primarily due to a $3,937 decrease in pre-tax income. The rate in second quarter 2014 was impacted by losses in the U.S.

Liquidity and Capital Resources

Liquidity

Our principal sources of liquidity in the six months ended June 28, 2014 were cash generated from operations and borrowings under our Amended Credit Agreement.  Principal uses of cash in the six months ended June 28, 2014 included capital expenditures and debt service. Cash flows from discontinued operations are included with cash flows from continuing operations. The absence of these cash flows will not significantly impact future sources of liquidity. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures to service debt.

Operating Activities.  Operating activities generated cash of $17,658 in the six months ended June 28, 2014 compared to $19,671 for the six months ended June 29, 2013, a decrease of $2,013.  The decrease in cash from operations is primarily a result of a reduction in working capital and net income partially offset by an increase in non-cash items.  Net cash used by working capital for the six months ended June 28, 2014 was $4,685 higher than the comparable 2013 period. Aggregate adjustments for non-cash items negatively impacted operating cash flows by $25,153, a $8,852 increase from the comparable prior year period, primarily due to the asset impairment of $10,500 and a loss on sale of business of $4,117 partially offset by a decrease in our deferred income tax provision of $4,290.

Investing Activities.  Capital expenditures of $6,927 were $754 higher in the six months ended June 28, 2014 compared to the six months ended June 29, 2013. This increase is due to the timing of cash payments.

Financing Activities.  Financing activities used $1,340 of cash in the six months ended June 28, 2014 compared to usage of $10,615 in the six months ended June 29, 2013. This decrease in cash used by financing activities is due primarily to an $(3,070) decrease in net borrowings on the revolving credit agreement and short term borrowings, partially offset by increases in net payments on bank term loans and capital lease obligations of $11,994.

Capital Expenditures

Capital expenditures totaled $6,927 for the six months ended June 28, 2014, compared to $6,173 for the six months ended June 29, 2013. Expenditures were primarily for a few key process improvement equipment investments in our cases and tray and instruments plants.

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

As of June 28, 2014, we had an aggregate of $172,161 of outstanding indebtedness, which consisted of $170,000 of borrowings on our Bank Revolver, $953 of borrowings on our Sheffield short-term revolving line of credit and $1,208 of capital lease obligations. We had one outstanding letter of credit as of June 28, 2014, in the amount of $25.

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

As of June 28, 2014, the most restrictive financial covenants per the Corporation’s lending arrangements required the debt to EBITDA covenant ratio to be less than 3.75:1. The Corporation's ratio as of June 28, 2014 was approximately 3.01:1. The minimum interest coverage ratio is required to be greater than 1.25:1, and the Corporation's ratio at June 28, 2014 was approximately 2.25:1. The Corporation was in compliance with all covenants as of June 28, 2014. The debt to EBITDA covenant ratio will become more restrictive throughout 2014, which will be required to be less than 3.50:1, as of January 3, 2015. We intend to closely monitor our revenues, cost of revenues and selling, general and administrative expenses to manage our ability to meet our debt covenant requirements.

We believe that cash flow from operating activities and borrowings on our Bank Revolver will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the Amended Credit Agreement. We had one letter of credit outstanding as of June 28, 2014 in the amount of $25.

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

We incurred minimal capital expenditures for environmental, health and safety in the six months ended June 28, 2014 and June 29, 2013.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 28, 2013, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the six months ended June 28, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. Our exposure to these risks, at the end of the second quarter covered by this report, has not changed materially since December 28, 2013.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 28, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is provided pursuant to Item 703 of Regulation S-K:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 2014	6,745	$8.64	—	—

(1) The shares repurchased represent shares of our common stock that employees elected to surrender to the Corporation to satisfy their tax withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

ITEM 6. EXHIBITS

2.1
Share Purchase Agreement entered into by and between Symmetry Medical Sheffield, Ltd., Symmetry Medical Switzerland, S.A. and the HLD Corporation Limited, dated May 21, 2014 (incorporated by reference to Exhibit 2.1 of our Form 8-K filed May 29, 2014).

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

August 7, 2014