Form 10-Q
period 2014-09-27
Symmetry Medical Inc.
filed 2014-11-06
CIK 1292055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2014 was 37,550,850 shares.

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

PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SYMMETRY MEDICAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 27, 2014	December 28, 2013
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$27,175	$7,362
Accounts receivable, net	53,180	51,813
Inventories	56,661	58,879
Refundable income taxes	3,198	5,784
Deferred income taxes	6,193	5,439
Other current assets	4,800	4,900
Total current assets	151,207	134,177
Property and equipment, net	87,357	89,993
Goodwill	170,674	182,178
Intangible assets, net of accumulated amortization	99,246	105,004
Other assets	2,839	4,484

Total Assets	$511,323	$515,836

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$28,831	$28,837
Accrued wages and benefits	12,909	9,656
Other accrued expenses	9,144	7,138
Accrued income taxes	989	53
Derivative valuation liability	416	283
Current portion of capital lease obligations	507	465
Current portion of long-term debt	—	6,531

Total current liabilities	52,796	52,963
Accrued income taxes	685	2,126
Deferred income taxes	4,768	7,536
Derivative valuation liability	2,311	1,104
Other liabilities	923	886
Capital lease obligations, less current portion	563	974
Long-term debt, less current portion	170,000	165,450

Total Liabilities	232,046	231,039

Commitments and contingencies

Shareholders' Equity:
Common Stock, $.0001 par value; 75,000 shares authorized; shares issued September 27, 2014-37,550; December 28, 2013-37,209	4	4
Additional paid-in capital	291,893	289,257
Accumulated deficit	(13,511)	(9,531)
Accumulated other comprehensive income	891	5,067

Total Shareholders' Equity	279,277	284,797

Total Liabilities and Shareholders' Equity	$511,323	$515,836
See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except per Share Data; Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Revenue	$95,935	$95,667	$294,087	$290,493
Cost of revenue	70,223	70,429	216,476	213,722
Gross profit	25,712	25,238	77,611	76,771
Research and development expenses	1,261	1,121	3,660	3,459
Sales and marketing expenses	6,292	6,509	19,235	20,428
General and administrative expenses	14,939	10,899	37,831	34,163
Asset impairment	—	46,548	10,500	46,548
Facility closure and severance	161	454	928	1,360
Operating income (loss)	3,059	(40,293)	5,457	(29,187)

Other (income) expense:
Interest expense	2,051	4,337	6,383	13,509
Loss on debt extinguishment	—	—	503	—
Derivatives valuation loss	—	5	—	242
Other	(710)	829	(806)	931
Income (loss) from continuing operations before income taxes	1,718	(45,464)	(623)	(43,869)
Income tax expense (benefit)	401	(16,447)	(721)	(16,110)
Income (loss) from continuing operations	1,317	(29,017)	98	(27,759)
Loss from discontinued operations, net of taxes	—	(5,507)	(4,078)	(5,882)
Net income (loss)	1,317	(34,524)	(3,980)	(33,641)

Income (loss) per share from continuing operations:
Basic	$0.04	$(0.80)	$—	$(0.76)
Diluted	$0.04	$(0.80)	$—	$(0.76)

Income (loss) per share:
Basic	$0.04	$(0.95)	$(0.11)	$(0.93)
Diluted	$0.04	$(0.95)	$(0.11)	$(0.93)

Weighted average common shares and equivalent shares outstanding:
Basic	36,594	36,345	36,582	36,312
Diluted	37,094	36,345	37,051	36,312

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands; Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Net income (loss)	$1,317	$(34,524)	$(3,980)	$(33,641)

Foreign currency adjustments:
Intra-entity foreign currency transaction adjustment	(1,124)	1,333	(350)	(33)
Foreign currency translation adjustments	(3,580)	2,310	(2,991)	657
Net unrealized gains on derivative instruments:
Unrealized holding gains (losses), net of taxes	(3)	(109)	(1,205)	1,581
Reclassification adjustment for realized losses included in net income	131	47	371	148
Comprehensive income (loss)	$(3,259)	$(30,943)	$(8,155)	$(31,288)

See accompanying notes to condensed consolidated financial statements.

SYMMETRY MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands; Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Operating activities
Net loss	$(3,980)	$(33,641)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,048	12,476
Amortization of intangible assets	5,687	5,343
Amortization of debt issuance costs	741	1,569
Interest paid in kind	—	1,006
Net loss on sale of assets	142	675
Loss on sale of business	4,117	—
Asset impairment	10,500	51,646
Deferred income tax provision	(4,457)	(16,522)
Loss on debt extinguishment	503	—
Excess tax benefit from stock-based compensation	(61)	(57)
Stock-based compensation	2,716	1,934
Derivative valuation loss	—	242
Foreign currency transaction (gain) loss	(1,306)	1,391
Change in operating assets and liabilities:
Accounts receivable	(3,841)	5,005
Other assets	301	245
Inventories	(442)	3,853
Current income taxes	3,552	370
Accounts payable	1,787	(1,036)
Accrued expenses and other	5,826	(110)

Net cash provided by operating activities	33,833	34,389

Investing activities
Purchases of property and equipment	(11,404)	(7,786)
Proceeds from sale of property and equipment and other	1,603	655

Net cash used in investing activities	(9,801)	(7,131)

Financing activities
Proceeds from Bank Revolver	79,838	82,687
Payments on Bank Revolver	(64,838)	(85,687)
Proceeds on short term borrowings	20,638	—
Payments on short term borrowings	(20,638)	—
Payments on bank term loans and capital lease obligations	(17,350)	(29,328)
Proceeds from the issuance of common stock, net	(142)	(458)
Excess tax benefit from stock-based compensation	61	57

Net cash used in financing activities	(2,431)	(32,729)
Effect of exchange rate changes on cash	(1,788)	553

Net increase (decrease) in cash and cash equivalents	19,813	(4,918)
Cash and cash equivalents at beginning of period	7,362	9,815

Cash and cash equivalents at end of period	$27,175	$4,897

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,200	$11,381
Cash paid (received) for income taxes	$413	$(966)

Supplemental disclosure of non-cash investing activities:
Non-cash property, plant and equipment additions	$1,129	$—
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

2. New Accounting Pronouncements

Revenue from Contracts with Customers:   In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2017 using one of two retrospective application methods. The Corporation is currently assessing the potential impact of the adoption of ASU 2014-09 on its financial statements and related disclosures.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists :  In July 2013, the FASB issued ASU 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2013. The adoption of this ASU did not have an impact on the Corporation’s financial position, results of operations and cash flows.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity :  In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This update also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. This update is effective for annual and interim periods beginning after December 15, 2014. The Corporation does not expect this ASU to have an impact on its financial position, results of operations or cash flows.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. In June, 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This new guidance states that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition under ASC 718. This update is effective for annual and interim periods beginning after December 15, 2015. The Corporation does not believe this ASU will have an impact on the Corporation’s financial statements.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This new guidance requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard is effective for annual periods ending after December 15, 2016 with early adoption permitted. The Corporate does not believe this ASU will have an impact on the Corporation’s financial statements.

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

The operations of Clamonta Ltd. has historically been included in the OEM Solutions segment. The following table summarizes certain operating results of Clamonta for all periods presented:

	Three Months Ended	Nine Months Ended
	September 28, 2013	September 27, 2014	September 28, 2013

Revenue	$2,336	$6,798	$8,322
Cost of revenue	$3,045	$6,436	$8,850
Sales and marketing expenses	$7	$18	$23
General and administrative expenses	$351	$560	$991
Asset impairment	$5,098	$—	$5,098
Facility closure and severance costs	$54	$—	$70
Other expense	$2	$4,108	$1
Income tax benefit	$714	$246	$829
Loss from discontinued operations, net of tax	$(5,507)	$(4,078)	$(5,882)

Summary of Assets and Liabilities of Discontinued Operations:

December 28, 2013

Cash and cash equivalents	$213
Accounts receivable	$2,041
Inventory	$2,905
Other current assets	$44
Property and equipment, net	$2,231
Total assets	$7,434

Accounts payable	$3,060
Accrued wages and benefits	$275
Other accrued expenses	$122
Total liabilities	$3,457

4. Inventories

Inventories consist of the following:

	September 27, 2014	December 28, 2013
	(unaudited)
Raw material and supplies	$9,650	$10,249
Work-in-process	16,508	23,315
Finished goods	30,503	25,315

	$56,661	$58,879

5. Property and Equipment

Property and equipment, including depreciable lives, consists of the following:

	September 27, 2014	December 28, 2013
	(unaudited)
Land	$5,664	$6,046
Buildings and improvements (20 to 40 years)	41,818	42,519
Machinery and equipment (5 to 15 years)	161,904	161,734
Office equipment (3 to 5 years)	22,042	21,619
Construction-in-progress	8,688	4,061

	240,116	235,979
Less accumulated depreciation	(152,759)	(145,986)

	$87,357	$89,993

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
The reconciliation of the beginning and ending carrying amounts of goodwill are as follows:

Balance as of December 29, 2012	$229,134
Impairment of goodwill	(47,450)
Effects of foreign currency	494
Balance as of December 28, 2013	$182,178
Impairment of goodwill	(10,500)
Effects of foreign currency	(1,004)
Balance as of September 27, 2014	$170,674

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

The Corporation's profitability and cash flows are affected by changes in interest rates, specifically LIBOR. The primary purpose of the Corporation's interest rate risk management activities is to hedge its exposure to changes in interest rates. In March, 2012, the Corporation entered into two forward swap contracts to manage interest rate risk related to its Bank Term Loan and a portion of its Bank Revolver. The notional amount on the swap contracts is $98,239 as of September 27, 2014 and is reduced to $37,500 by December 2022 in line with expected reductions in the related debt instruments. The fixed per annum interest rate on the swap contracts is 0.99% in 2014 that incrementally increase to 3.81% by 2022. These swap contracts, which were a fair value liability of $2,727 and $1,387 as of September 27, 2014 and December 28, 2013, respectively, were designated as cash flow hedges of the future payments of variable rate interest with one-month LIBOR. For the three and nine months ended September 27, 2014, the Corporation recorded a gain (loss) of $206 and ($1,340), respectively, attributable to these cash flow hedges which was included in other comprehensive income. Of the total cumulative loss, $416 will be reclassified into earnings in the next twelve months.

In June and July 2012, the Corporation entered into forward swap contracts to mitigate the impact of fluctuations in foreign currency on the statement of operations. As of September 27, 2014 and December 28, 2013, the Corporation had settled all of its outstanding forward swap contracts. As of June 29, 2013, the Corporation had remaining contracts for the sale of 71 Euros, which were settled in equal amounts over the twelve month period which began July 2012. These swap contracts were not designated as cash flow hedges and therefore the change in the fair value was immediately recorded in derivatives valuation loss in the consolidated statements of operations.

8. Fair Value of Financial Instruments

As of September 27, 2014, the Corporation held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Corporation's cash equivalents and derivative instruments in the form of interest rate swaps and foreign currency forward contracts. The Corporation's cash equivalents include highly liquid financial instruments that are readily convertible with maturities of 90 days or less. The Corporation’s derivative instruments consist of contracts that are not traded on a public exchange. The fair values of interest rate derivative instruments and foreign currency forward contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Corporation has categorized these derivative instruments as Level 2 in accordance with the FASB Standard on fair value measurement.

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

	September 27, 2014				December 28, 2013
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(unaudited)
Assets
Cash equivalents	$—	$14,959	$—	$14,959	$—	$35	$—	$35
Total assets	$—	$14,959	$—	$14,959	$—	$35	$—	$35

Liabilities
Interest rate swaps	$—	$(2,727)	$—	$(2,727)	$—	$(1,387)	$—	$(1,387)
Total liabilities	$—	$(2,727)	$—	$(2,727)	$—	$(1,387)	$—	$(1,387)

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

9. Debt Arrangements

The Corporation’s Amended Credit Agreement currently provides for a $200,000 revolving line of credit (Bank Revolver) and a $50,000 bank term loan (Bank Term Loan). The Amended Credit Agreement also includes an accordion feature, which permits the Corporation to borrow up to an additional $50,000 in the form of additional term loans or an increase in the Bank Revolver subject to the terms and conditions set forth in the Amended Credit Agreement. The Amended Credit Agreement, which is senior and secured, has an aggregate of $170,000 outstanding as of September 27, 2014.

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

As of September 27, 2014, the most restrictive financial covenants per the Corporation’s lending arrangements included the debt to EBITDA covenant ratio to be less than 3.50:1. The Corporation's ratio as of September 27, 2014 was approximately 3.02:1. The minimum interest coverage ratio is required to be greater than 1.25:1, and the Corporation's ratio at September 27, 2014 was approximately 2.00:1. The Corporation was in compliance with all covenants as of September 27, 2014.

10. Other Comprehensive Income

Amounts reclassified from accumulated other comprehensive income (loss) to earnings during the three and nine months ended September 27, 2014 and September 28, 2013 were as follows:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income				Affected line item in the statement where net income is presented
	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(unaudited)		(unaudited)
Realized losses on derivative instruments	$208	$84	$590	$264	Interest expense
Tax benefit	(77)	(37)	(219)	(116)	Income tax expense (benefit)
Net of tax	$131	$47	$371	$148

11. Income Taxes

Income (loss) from continuing operations before income taxes consisted of:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(unaudited)		(unaudited)
Domestic	(1,315)	(45,069)	(7,625)	(45,912)
Foreign	3,033	(395)	7,002	2,043
	1,718	(45,464)	(623)	(43,869)

The provision for income taxes differs from that computed at the Federal statutory rate of 35% in 2014 and 2013, respectively, as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(unaudited)		(unaudited)
Tax at Federal statutory rate	$601	$(15,912)	$(218)	$(15,354)
State income taxes	(21)	(2,015)	(311)	(1,996)
State tax credits	11	(72)	(4)	(68)
Foreign income taxes	(383)	(595)	(888)	(709)
Qualified production activities deduction	(30)	14	51	—
Research and development credits--current year	15	(195)	(60)	(212)
Valuation allowance	(31)	579	—	540
Goodwill impairment	—	6,581	186	6,581
Reserve for uncertain tax positions	(893)	(4,970)	(854)	(4,914)
Non-deductible transaction costs	1,029	—	1,029	—
Other	103	138	348	22
	$401	$(16,447)	$(721)	$(16,110)

The Corporation's policy with respect to interest and penalties associated with reserves for uncertain tax positions is to classify such interest and penalties in income tax expense in the statements of operations.  As of September 27, 2014, the total amount of unrecognized income tax benefits computed under ASC 740 was approximately $1,003, all of which, if recognized, would impact the effective income tax rate of the Corporation.  As of September 27, 2014, the Corporation had recorded a total of $45 in accrued interest and penalties related to uncertain tax positions.  The Corporation does not foresee material changes in its reserves for uncertain income tax positions as reasonably possible during the next 12 months. During 2014, certain reserves relating to federal income tax positions expired due to the statutes of limitations. As such, the consolidated statement of operations was benefited $838 through a reduction in income tax expense and associated interest expense. As of September 27, 2014, the Corporation is subject to unexpired statutes of limitations for U.S. federal income taxes for the year 2011.  The Corporation is also subject to unexpired statutes of limitations for Indiana generally for the years 2011-2013.

Balance at December 29, 2012	6,179
Additions based on tax positions--current year	82
Additions for tax positions--prior years	932
Lapses of statutes of limitations	(5,231)
Balance at December 28, 2013	1,962
Additions based on tax positions--current year	—
Additions for tax positions--prior years	—
Settlements	(720)
Lapses of statutes of limitations	(239)
Balance at September 27, 2014	$1,003

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

Reportable segment information is as follows:

	Three Months Ended September 27, 2014
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$75,898	$20,037	—	$95,935	—	$95,935
Intersegment revenues	2,080	278	—	2,358	$(2,358)	—
Total revenues	77,978	20,315	—	98,293	(2,358)	95,935

Depreciation and amortization	4,180	1,577	$71	5,828	—	5,828

Operating income (loss)	8,826	511	(6,125)	3,212	(153)	3,059
Interest expense						2,051
Other						(710)
Income before income taxes						1,718

	Three Months Ended September 28, 2013
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$73,449	$22,218	—	$95,667	—	$95,667
Intersegment revenues	1,575	13	—	1,588	$(1,588)	—
Total revenues	75,024	22,231	—	97,255	(1,588)	95,667

Depreciation and amortization	4,222	1,523	$62	5,807	—	5,807

Operating income (loss)	(19,489)	(18,290)	(2,558)	(40,337)	44	(40,293)
Interest expense						4,337
Derivatives valuation loss						5
Other						829
Loss before income taxes						(45,464)

	Nine Months Ended September 27, 2014
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$233,042	$61,045	—	$294,087	—	$294,087
Intersegment revenues	5,588	443	—	6,031	$(6,031)	—
Total revenues	238,630	61,488	—	300,118	(6,031)	294,087

Depreciation and amortization	12,641	4,725	$217	17,583	—	17,583

Operating income (loss)	24,922	(8,164)	(11,028)	5,730	(273)	5,457
Interest expense						6,383
Loss on debt extinguishment						503
Other						(806)
Loss before income taxes						(623)

	Nine Months Ended September 28, 2013
	OEM Solutions	Symmetry Surgical	Unallocated	Combined segments	Eliminations	Consolidated Total
	(unaudited)
Revenues
External revenues	$223,774	$66,719	—	$290,493	—	$290,493
Intersegment revenues	4,046	48	—	4,094	$(4,094)	—
Total revenues	227,820	66,767	—	294,587	(4,094)	290,493

Depreciation and amortization	12,734	4,520	$164	17,418	—	17,418

Operating income (loss)	(4,940)	(16,330)	(7,965)	(29,235)	48	(29,187)
Interest expense						13,509
Derivatives valuation loss						242
Other						931
Loss before income taxes						(43,869)

Revenues to External Customers:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(unaudited)		(unaudited)
United States	$68,880	$73,449	$213,810	$223,406
Ireland	10,010	7,311	26,792	22,953
United Kingdom	3,712	3,129	12,083	10,252
Other foreign countries	13,333	11,778	41,402	33,882

Total revenues	$95,935	$95,667	$294,087	$290,493

 Concentration of Credit Risk:

A substantial portion of the Corporation's net revenues is derived from a limited number of customers. Net revenue from customers of the Corporation which individually account for 10% or more of the Corporation's net revenue is as follows:

Three months ended September 27, 2014 - Two customers represented approximately 29.5% and 13.3%, respectively, of revenue.

Three months ended September 28, 2013 - Two customers represented approximately 32.2% and 10.3%, respectively, of revenue.

Nine Months Ended September 27, 2014 - Two customers represented approximately 30.5% and 12.2%, respectively, of revenue.

Nine Months Ended September 28, 2013 - Two customers represented approximately 33.0% and 10.0%, respectively, of revenue.

Following is a summary of the composition by segment and product category of the Corporation's net revenues to external customers.

	Three Months Ended		Nine Months Ended
Sales by product	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(unaudited)		(unaudited)
OEM Solutions Revenue
Instruments	$28,391	$27,200	$87,081	$83,445
Implants	27,130	26,108	84,918	80,213
Cases	16,269	16,959	49,217	50,432
Other	4,108	3,182	11,826	9,684
Total OEM Solutions Revenue	75,898	73,449	233,042	223,774

Total Symmetry Surgical Revenue	20,037	22,218	61,045	66,719

Total Revenue	$95,935	$95,667	$294,087	$290,493

13. Net Income Per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(unaudited)		(unaudited)
Net income (loss) for basic earnings per share:
Continuing operations	$1,317	$(29,017)	$98	$(27,759)
Discontinued operations	$—	$(5,507)	$(4,078)	$(5,882)
Income available to common shares - basic	$1,317	$(34,524)	$(3,980)	$(33,641)
Basic weighted average common shares outstanding	36,594	36,345	36,582	36,312

Basic net income (loss) per share attributable to common shareholders:
Continuing operations	$0.04	$(0.80)	$—	$(0.76)
Discontinued operations, net of tax	$—	$(0.15)	$(0.11)	$(0.17)
Net income attributable to common shareholders	$0.04	$(0.95)	$(0.11)	$(0.93)

Net income (loss) for diluted earnings per share:
Continuing operations	$1,317	$(29,017)	$98	$(27,759)
Discontinued operations	$—	$(5,507)	$(4,078)	$(5,882)
Income available to common shares - basic	$1,317	$(34,524)	$(3,980)	$(33,641)
Basic weighted average common shares outstanding	36,594	36,345	36,582	36,312
Effect of dilution	500	—	469	—
Diluted weighted average common shares outstanding	37,094	36,345	37,051	36,312

Diluted net income (loss) per share attributable to common shareholders:
Continuing operations	$0.04	$(0.80)	$—	$(0.76)
Discontinued operations, net of tax	$—	$(0.15)	$(0.11)	$(0.17)
Net income attributable to common shareholders	$0.04	$(0.95)	$(0.11)	$(0.93)

The diluted weighted average share calculations for the three and nine month periods ended September 28, 2013 did not include 548 and 485, respectively, of dilutive shares due to the net loss from continuing operations incurred for these periods. In addition, performance based restricted stock awarded in 2014 totaling 240 shares has not been included in the diluted shares, due to the respective measurement period not being completed.

14. Accounts Receivable Factoring

The Corporation had an agreement with an unrelated third-party for the factoring of specific accounts receivable in its subsidiary, Clamonta Ltd. to reduce the amount of working capital required to fund such receivables. This agreement was terminated in conjunction with the sale of Clamonta in May 2014.

The factoring of accounts receivable under this agreement were accounted for as a sale in accordance with ASC 860, Transfers and Servicing. Proceeds on the transfer reflect the face value of the account less a discount. The discount has been recorded as a charge in loss from discontinued operations in the consolidated statement of operations in the period of the sale. Net funds received reduced accounts receivable outstanding while increasing cash. The Corporation has no significant retained interests, nor any continuing involvement or servicing liabilities related to the accounts receivable that have been sold. For the three months ended September 28, 2013, the Corporation sold $948 and $4,458 and $2,958 for the nine months ended September 27, 2014 and September 28, 2013, respectively, of accounts receivable pursuant to this agreement, which represents the face amount of total outstanding receivables at the time the receivables are sold. Fees paid pursuant to this agreement were $6 for the three months ended September 28, 2013 and $27 and $21 for the nine months ended September 27, 2014 and September 28, 2013, respectively.

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

On September 29, 2014, a purported class action complaint challenging the Merger and Separation Transaction (as defined below) was filed on behalf of Resolution Partners, an alleged stockholder of the Corporation, and all others similarly situated, in the Kosciusko Circuit Court in the state of Indiana. The complaint generally alleges, among other things, that the members of the SMI board of directors breached their fiduciary duties to Resolution Partners and SMI stockholders during merger negotiations and by entering into the Merger Agreement and approving the Merger, and that Genstar and Tecomet allegedly aided and abetted such alleged breaches of fiduciary duties. The complaint further alleges that the joint proxy statement/prospectus filed by Symmetry Surgical with the SEC on September 5, 2014, which contained the preliminary proxy statement of SMI, was misleading or omitted certain allegedly material information. The complaint seeks, among other relief, injunctive relief enjoining consummation of the Merger, compensatory and/or rescissory damages in an unspecified amount and costs and fees. The defendants believe that the claims asserted against them in the lawsuit are without merit, but express no view on the possible outcomes of the litigation.

Unconditional Purchase Obligations.  The Corporation has contracts to purchase minimum quantities of cobalt chrome, nickel and titanium through July 2017.  Additionally, the Corporation has a contract to purchase finished instruments through August 2019. Based on contractual pricing at September 27, 2014, the minimum purchase obligations total $19,817.  Purchases under the respective contracts total approximately $8,781 for the nine months ended September 27, 2014.  These purchases are not in excess of our forecasted requirements. Additionally, as of September 27, 2014, the Corporation has $3,823 of commitments to complete capital projects in progress.

16.    Facility Closure and Severance Costs

Results of operations include pre-tax charges of $161 and $454 for the three months ended September 27, 2014 and September 28, 2013, respectively and $928 and $1,360 for the nine months then ended, respectively. The segment composition of these charges includes OEM Solutions for the three months ended September 27, 2014 and September 28, 2013 of $155 and $0, respectively, Symmetry Surgical of $6 and $454, respectively. As of September 27, 2014 and December 28, 2013, severance accruals related to these cost reduction actions totaled $199 and $361, respectively, and are included in other accrued expenses in the consolidated balance sheets. The decrease in the accrual since December 28, 2013 represents severance charges paid during the first three quarters of fiscal 2014. These costs are expected to be paid through December 2014.

On February 21, 2014, the Corporation announced that the consultation processes that began with its employees on January 30, 2014 had concluded with an agreement that the facility in Cheltenham, United Kingdom should cease production within calendar 2014. The Cheltenham plant is engaged primarily in the manufacture of medical instruments and employs approximately 40 people. As of September 27, 2014, Cheltenham was no longer producing instruments and is completing the final procedures to vacate the facility. The Corporation estimates additional costs of approximately $500 will be incurred in 2014 primarily related to lease termination costs, moving and transition costs in connection with the plant closure. For the nine months ended September 27, 2014, $598 in severance and stay bonus costs have been recorded and are reflected in the condensed consolidated statements of operations.

17. Merger and Separation

On August 4, 2014, the Corporation announced that it has entered a definitive agreement to sell all of its common stock to Tecomet and concurrently transfer to Symmetry Medical, Inc.'s shareholders ownership in a new company holding its Symmetry Surgical business (merger and Separation Transaction). Tecomet, which is owned by Genstar Capital, is a contract manufacturing, engineering and metal fabrication technology company based in Wilmington, Massachusetts.
Under terms of the agreement, Symmetry Medical will transfer its Symmetry Surgical business to its shareholders, immediately followed by the acquisition of the remaining OEM Solutions business by Tecomet for $450 million in cash.
These transactions are conditioned on, among other things, the approval and adoption of the definitive agreement by the Company’s shareholders. The Company and Tecomet have each agreed to use reasonable best efforts and, subject to certain limitations, take actions required in connection with obtaining such approvals.

If the agreement is terminated in certain circumstances described within the agreement, the Corporation may be obligated to pay Tecomet a termination fee of $13,500; the Corporation may be obligated to reimburse up to $1,000 of Tecomet's expenses in connection with the sale; or Tecomet may be obligated to pay the Corporation a termination fee of $27,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

Symmetry Medical Inc. is a leading global source of medical device solutions, including surgical instruments, orthopedic implants, and sterilization cases and trays. We employ over 2,400 teammates around the world who are dedicated to being the trusted global source of innovative medical device solutions and surgical instruments for today’s needs and tomorrow’s growth.

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

During the third quarter 2014, Symmetry’s OEM Solutions business revenue increased $2,449, or 3.3%, compared to the third quarter 2013. This increase is primarily driven by stable-to-slightly-improving orthopedic procedural growth. During the third quarter 2014, our combined five largest OEM customers increased revenue by 3.1% compared to the third quarter 2013, primarily driven by stable-to-slightly-improving orthopedic procedural growth. Our overall OEM Solutions revenue in the third quarter 2014 decreased by $4,982 from the second quarter 2014 resulting from decreased demand across all product lines, primarily driven by seasonality.

During the third quarter 2014, Symmetry Surgical revenue decreased $2,181, or 9.8%, compared to the third quarter 2013. This decrease was primarily due to the New Wave Surgical product line, which was acquired by Covidien in the first quarter and no longer sold by Symmetry Surgical after April 30, 2014, resulting in a partial quarter of sales in the second quarter, continued supplier disruption issues along with ongoing sluggish hospital spending environment in the U.S.

In the U.S., Symmetry Surgical continues to focus on salesforce execution and customer service levels. During the third quarter of 2014, Symmetry Surgical continued to experience growth of the newly launched global e-commerce site to serve customers.

Outside of the U.S., Symmetry Surgical continues to work to increase business with our distributor network. We have successfully transferred regulatory approvals for product labeled in legacy graphics in the vast majority of countries and continue the process of registering the new Symmetry Surgical labeling of these products in all countries as well. We also continue a similar process for the former SSI and Olsen product lines, which previously had only been in very limited international distribution, so that we may offer these products to customers throughout the world.

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

On August 4, 2014, the Corporation announced that it has entered a definitive agreement to sell all of its common stock to Tecomet and concurrently transfer to Symmetry Medical, Inc.'s shareholders ownership in a new company holding its Symmetry Surgical business. Tecomet, which is owned by Genstar Capital, is a contract manufacturing, engineering and metal fabrication technology company based in Wilmington, Massachusetts. Under terms of the agreement, Symmetry Medical will transfer its Symmetry Surgical business to its shareholders, immediately followed by the acquisition of the remaining OEM Solutions business by Tecomet for $450 million in cash. These transactions are conditioned on, among other things, the approval and adoption of the definitive agreement by the Corporation's shareholders. The Corporation and Tecomet have each agreed to use reasonable best efforts and, subject to certain limitations, take actions required in connection with obtaining such approvals. If the agreement is terminated in certain circumstances described within the agreement, the Corporation may be obligated to pay Tecomet a termination fee of $13,500; the Corporation may be obligated to reimburse up to $1,000 of Tecomet's expenses in connection with the sale; or Tecomet may be obligated to pay the Corporation a termination fee of $27,000.

Since announcing the proposed Merger and Separation Transaction on August 4 steady progress has been made towards a timely closing of the transaction. This includes:

•	Receiving Hart-Scott-Rodino anti-trust clearance from the FTC in early September;

•
Filing a preliminary registration statement on form S-4 with the SEC for Symmetry Surgical in early September and have subsequently responded to two rounds of questions from the SEC with the most recent amended version filed on Thursday, October 23, 2014.

After filing the definitive proxy and shareholder vote, which is the final approval required to complete the process, the Corporation continues to expect to close the transaction by the end of 2014.

Third Quarter Results of Operations

Revenue.   Revenue for the three months ended September 27, 2014 increased $268, or 0.3%, to $95,935 from $95,667 for the comparable 2013 period.  Revenue for each of our segments and principal product categories in these periods was as follows:

	Three Months Ended
Sales by product	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(unaudited)
OEM Solutions Revenue
Instruments	$28,391	$27,200	$1,191	4.4%
Implants	27,130	26,108	1,022	3.9%
Cases	16,269	16,959	(690)	(4.1)%
Other	4,108	3,182	926	29.1%
Total OEM Solutions Revenue	75,898	73,449	2,449	3.3%

Total Symmetry Surgical Revenue	20,037	22,218	(2,181)	(9.8)%

Total Revenue	$95,935	$95,667	$268	0.3%

The $2,449 increase in OEM Solutions revenue resulted from increased demand in all of our product lines, except cases, as well as favorable foreign currency exchange rate fluctuations of $761.  Overall, we experienced increased revenues of 3.1% from our five largest OEM customers which drove the increase in instruments revenue and a portion of the increase in implants revenue. OEM Solutions Instruments revenue increased $1,191 driven by the positive trend that began in the first quarter following the softness we experienced in the second half of 2013. We continue to see a relatively stable capital spending environment from OEM customers on Instruments, with no new significant ramp in firmed purchase orders, except for customer investments in larger product launches, which have been deliberate in nature, as well as the favorable foreign exchange rate fluctuation of $72.  OEM Solutions Implant revenue increased $1,022 in-line with the procedural growth rate as compared to the strong growth in the first quarter of the year driven by customer inventory restocking. Implants revenue also included a favorable foreign exchange rate fluctuation of $499. Cases revenue decreased $690 reflecting timing of customer demand as compared to prior year offset by relatively stable capital spending as well as favorable currency exchange fluctuation of $23.  OEM Solutions Other product revenue increased $926 compared to third quarter 2013 primarily driven by strong aerospace customer demand at our Lansing, MI as well as Sheffield, UK facilities, as well as favorable foreign currency exchange rate fluctuations of $167.

The $2,181 decrease in Symmetry Surgical revenue in the third quarter 2014 as compared to 2013 was primarily driven by a $1,743 reduction in the New Wave Surgical product line, which was acquired by Covidien in the first quarter and stopped being sold by Symmetry Surgical beginning at the end of April in the second quarter. Third quarter 2014 revenue was also negatively impacted by share loss to competition, a sluggish hospital spending environment in the U.S., and product backorders resulting from the consumption of available inventory and our inability to source certain product from a new or incremental supplier promptly. While we did see improvement during the third quarter as we utilize new suppliers or collaborated with our existing supplier base to improve performance, late deliveries have negatively impacted revenue.

Gross Profit.  Gross profit for the three months ended September 27, 2014 increased $474, or 1.9%, to $25,712 from $25,238 for the comparable 2013 period. Gross margin as a percentage of revenue increased 0.4%, to 26.8% for the third quarter 2014 from 26.4% for the comparable 2013 period.

	Three Months Ended September 27, 2014
	Dollars	As a % of Revenue
	(unaudited)
2013 period reported gross profit	$25,238	26.4%
Change in organic revenue and mix	(739)	(0.8)%
Foreign currency impact	204	0.2%
Manufacturing costs and other	1,009	1.0%
2014 period reported gross profit	$25,712	26.8%

Gross margin was driven by increased volume across all product lines of the OEM Solutions segment, except cases, while maintaining fixed overhead structure as well as favorable manufacturing efficiencies in the Instruments and Implants product lines. Improved efficiencies are as a result of Symmetry Business Systems continued incremental improvements. OEM Solutions was also favorably impacted by insurance proceeds of $756 related to the Sheffield fire that occurred in 2013. The increase in OEM Solutions gross margin was partially offset by lower percentage of revenue from the Corporation’s higher margin Symmetry Surgical segment as compared to the same period last year.

Research and Development Expenses.  For the three months ended September 27, 2014, research and development expenses increased $140 or 12.5% to $1,261 from $1,121 in the comparable period in fiscal 2013, primarily due to increased employee compensation and benefit costs as well as costs associated with maintaining patents.

Sales and Marketing Expenses.  For the three months ended September 27, 2014, sales and marketing expenses decreased $217 or 3.3% to $6,292 from $6,509 in the comparable period in 2013, primarily due to a reduction in Symmetry Surgical catalog expenses as the Corporation launched a global distribution of the updated and comprehensive catalog in third quarter 2013, partially offset by an increase bad debt expense.

General and Administrative Expenses.  For the three months ended September 27, 2014, general and administrative expenses increased $4,040 or 37.1%, to $14,939 from $10,899 in the comparable period in fiscal 2013. Significant items which impacted general and administrative expenses included:

	Three Months Ended September 27, 2014
	Dollars	As a % of Revenue
	(unaudited)
2013 period reported General &Administrative expenses	$10,899	11.4%
Transaction related costs	3,434
Employee compensation and benefit costs paid in cash	(652)
Change in amortization of intangible assets	155
Change in stock compensation	241
Foreign currency impact	67
Other	795
2014 period reported General & Administrative expenses	$14,939	15.6%

Transaction related costs are primarily a result of increased professional services fees associated with the Merger and Separation Transaction as previously discussed. During the three months ended September 27, 2014, employee compensation and benefit costs paid in cash decreased due to a decrease for self-insurance medical claims incurred during that period as compared to the comparable period in fiscal 2013 under the Corporation's U.S. based medical plan.

Facility Closure and Severance Costs.  Results of Operations include pre-tax charges of $161 and $454 for the three months ended September 27, 2014 and September 28, 2013, respectively.   Fiscal 2014 expenses are primarily related to the previously announced closure of our Cheltenham, UK facility, which is expected to be completed later this year. As of September 27, 2014, severance accruals related to these cost reduction actions totaled $199 and were included in other accrued liabilities in the consolidated balance sheets.

Operating Income (loss). On a consolidated basis, operating income (loss) increased $43,352, or 107.6% for the three months ended September 27, 2014 as compared to the 2013 period due to an increase in OEM Solutions operating income of $28,315 as well as an increase in Symmetry Surgical operating income of $18,801 offset by an increase in Unallocated loss of $3,764. Operating income (loss) for each of our segments in these periods was as follows:

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue
	(unaudited)
2013 period reported operating income (loss)	$(19,489)	(26.0)%	$(18,290)	(82.3)%	$(2,514)	(2.6)%	$(40,293)	(42.1)%
Impact of gross profit and SG&A	1,731	3.2%	(1,456)	(14.9)%	(3,764)	(3.8)%	(3,489)	(3.5)%
Impact of asset impairment	26,739	34.3%	19,809	97.5%	—	—%	46,548	48.5%
Facility closure and severance	(155)	(0.2)%	448	2.2%	—	—%	293	0.3%
2014 period reported operating income (loss)	$8,826	11.3%	$511	2.5%	$(6,278)	(6.4)%	$3,059	3.2%

OEM Solutions operating income improved by $28,315 and was 11.3% of segment revenue during the three month period ended September 27, 2014 as compared to (26.0)% in the comparable prior year period primarily due to the 2013 asset impairment charge as well as increased revenue and gross margin. Symmetry Surgical operating income increased by $18,801 and was 2.5% of segment revenue in the 2014 period as compared to (82.3)% in 2013 primarily due to the 2013 asset impairment charge offset by a reduction in revenue discussed above. The increase in the Unallocated loss is primarily related to increased professional service fees for transaction related expenses.

Other (Income) Expense.  Interest expense for the three months ended September 27, 2014 decreased $2,286, or 52.7%, to $2,051 from $4,337 for the comparable period in 2013. This decrease is most significantly attributable to the extinguishment of our Mezzanine Debt during December 2013, which bore interest at 14%, as well as the decrease in debt outstanding by $10,775 as of September 2014 as compared to September 2013.

Derivatives valuation consists of foreign currency forward contracts which were used to mitigate the effect of changes in the foreign exchange rates on net income. As of December 28, 2013, we had settled all of our outstanding forward swap contracts. We recorded a loss of $5 for the three months ended September 28, 2013, which was a result of fluctuation in the Euro versus the US Dollar.

Other income for the three months ended September 27, 2014 and September 28, 2013 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Income Tax Expense. Our effective tax rate was an expense of 23.3% for the three months ended September 27, 2014 as compared to a benefit of 36.2% for the three months ended September 28, 2013. Provision for income taxes increased by $16,848, or 102.4%, to $401 for the three months ended September 27, 2014 from $(16,447) for the comparable 2013 period primarily due to a $47,182 increase in pre-tax income and the impact of non-deductible professional fees occurred in third quarter 2014 related to the pending Merger and Separation Transaction. The rate in third quarter 2013 was impacted by non-deductible goodwill impairment of $6,581.

Nine Months Results of Operations

Revenue.   Revenue for the nine months ended September 27, 2014 increased $3,594, or 1.2%, to $294,087 from $290,493 for the comparable fiscal 2013 period.  Revenue for each of our segments and principal product categories in these periods was as follows:

	Nine Months Ended
Sales by product	September 27, 2014	September 28, 2013	Dollar Change	Percent Change
	(unaudited)
OEM Solutions Revenue
Instruments	$87,081	$83,445	$3,636	4.4%
Implants	84,918	80,213	4,705	5.9%
Cases	49,217	50,432	(1,215)	(2.4)%
Other	11,826	9,684	2,142	22.1%
Total OEM Solutions Revenue	233,042	223,774	9,268	4.1%

Total Symmetry Surgical Revenue	61,045	66,719	(5,674)	(8.5)%

Total Revenue	$294,087	$290,493	$3,594	1.2%

The $9,268 increase in OEM Solutions revenue resulted from increased customer demand within our instruments, implants and other product lines, partially offset by decreased demand in our cases product line.  Overall, we experienced increased revenues of 4.8% from our five largest OEM customers.  OEM Solutions Instruments revenue increased $3,636 due to as 8.0% increase from our five largest OEM customers as well as favorable foreign currency exchange rate fluctuations of $236, partially offset by lower demand from other medical customers. OEM Solutions Implants revenue increased $4,705 driven by slightly improved procedure rates along with increased customer consumption demand as well as the timing of stocking orders and inventory adjustments at our customers as well as favorable foreign currency exchange rate fluctuations of $1,942. Cases revenue decreased $1,215 due primarily to lower capital spending by our customers to support launch volumes, partially offset by favorable foreign currency exchange rate fluctuations of $352.  OEM Solutions Other product revenue increased $2,142 driven by increased aerospace customer demand at our Lansing, MI and Sheffield, UK facilities as well as favorable foreign currency exchange rate fluctuations of $472.

The $5,674 decrease in Symmetry Surgical revenue in the nine months ended September 27, 2014 as compared to 2013 was tied to a $2,343 decrease in revenue driven by the New Wave Surgical product line, which was acquired by Covidien in the first quarter and stopped being sold by Symmetry Surgical beginning at the end of April in the second quarter. Additionally, revenue has continued to be negatively impacted by a decline in sales of products which were acquired in a late 2011 acquisition from Johnson & Johnson (“J&J”) due to continued supplier disruption issues along with ongoing sluggish hospital spending environment in the U.S. and the ongoing transition to distributorships outside of the U.S. Revenue was favorably impacted by foreign currency exchange rate fluctuations of $145.

Gross Profit.  Gross profit for the nine months ended September 27, 2014 increased $840, or 1.1%, to $77,611 from $76,771 for the comparable fiscal 2013 period. Gross margin as a percentage of revenue remained flat at 26.4% for the nine months ended September 27, 2014 and the comparable fiscal 2013 period.

	Nine Months Ended September 27, 2014
	Dollars	As a % of Revenue
	(unaudited)
2013 period reported gross profit	$76,771	26.4%
Change in organic revenue and mix	(1,538)	(0.5)%
Foreign currency impact	610	0.2%
Manufacturing costs and other	1,768	0.3%
2014 period reported gross profit	$77,611	26.4%

Gross margin was driven by increased volume across all product lines of the OEM Solutions segment, except cases, while maintaining fixed overhead structure as well as favorable manufacturing efficiencies in the instruments and implants product lines. Improved efficiencies are a result of Symmetry Business Systems continued incremental improvements. OEM Solutions was also favorably impacted by insurance proceeds of $1,311 related to the Sheffield fire that occurred in 2013. The increase in OEM Solutions gross margin was partially offset by lower percentage of revenue from the Corporation's higher margin Symmetry Surgical segment as compared to the same period last year.

Research and Development Expenses.  For the nine months ended September 27, 2014, research and development expenses increased $201 or 5.8% to $3,660 from $3,459 in the comparable period in fiscal 2013, primarily due to increased employee compensation and benefit costs.

Sales and Marketing Expenses.  For the nine months ended September 27, 2014, sales and marketing expenses decreased $1,193 or 5.8% to $19,235 from $20,428 in the comparable period in fiscal 2013, primarily due to a reduction in Symmetry Surgical employee compensation and benefits as a result of lower sales in 2014. In addition, during third quarter 2013 Symmetry Surgical incurred catalog expenses associated with the global distribution of an updated and comprehensive catalog, which did not repeat in 2014.

General and Administrative Expenses.  For the nine months ended September 27, 2014, general and administrative expenses increased $3,668 or 10.7%, to $37,831 from $34,163 in the comparable period in fiscal 2013. Significant items which impacted general and administrative expenses included:

	Nine Months Ended September 27, 2014
	Dollars	As a % of Revenue
	(unaudited)
2013 period reported General &Administrative expenses	$34,163	11.8%
Transaction related costs	3,768
Employee compensation and benefit costs paid in cash	(1,341)
Change in amortization of intangible assets	506
Change in stock compensation	782
Foreign currency impact	219
Other	(266)
2014 period reported General & Administrative expenses	$37,831	12.9%

Transaction related costs are primarily a result of increased professional services fees associated with the Merger and Separation Transaction as previously discussed. During the first nine months of fiscal 2014, employee compensation and benefit costs paid in cash decreased due to a decrease for self-insurance medical claims incurred during 2014 as compared to 2013 under the Corporation's U.S. based medical plan. Increase in amortization of intangibles resulted from determining that unamortizing intangibles should become amortizing as of the fourth quarter 2013 and future. Medical device excise tax is driven by lower sales in Symmetry Surgical while stock compensation increase is driven by incremental restricted stock issuance.

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

Facility Closure and Severance Costs.  Results of Operations include pre-tax charges of $928 and $1,360 for the nine months ended September 27, 2014 and September 28, 2013, respectively.   Fiscal 2014 expenses are primarily related to the previously announced closure of our Cheltenham, UK facility which is expected to be completed later this year. As of September 27, 2014, severance accruals related to these cost reduction actions totaled $199 and were included in other accrued liabilities in the consolidated balance sheets.

Operating Income (loss). On a consolidated basis, operating income (loss) increased $34,644, or 118.7% for the nine months ended September 27, 2014 as compared to the 2013 period due to an improvement in OEM Solutions operating income of $29,862 and Symmetry Surgical operating income of $8,166 offset by an increased Unallocated loss of $3,384. Operating income (loss) for each of our segments in these periods was as follows:

	OEM Solutions		Symmetry Surgical		Unallocated		Consolidated Total
	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue	Dollars	As a % of Revenue
	(unaudited)
2013 period reported operating income (loss)	$(4,940)	(2.2)%	$(16,330)	(24.5)%	$(7,917)	(2.7)%	$(29,187)	(10.0)%
Impact of gross profit and SG&A	3,512	1.6%	(1,674)	(4.8)%	(3,674)	(1.2)%	(1,836)	(0.5)%
Impact of asset impairment	26,739	11.2%	9,309	15.1%	—	—%	36,048	12.3%
Facility closure and severance	(389)	(0.2)%	531	0.9%	290	0.1%	432	0.1%
2014 period reported operating income (loss)	$24,922	10.4%	$(8,164)	(13.3)%	$(11,301)	(3.8)%	$5,457	1.9%

OEM Solutions operating income improved by $29,862 and was 10.4% of segment revenue in the 2014 period as compared to (2.2)% in the prior fiscal year period due to the 2013 impact of the asset impairment as well as increases in revenue and gross margin offset by increased impacts of facility closure and severance costs due to the closure of our Cheltenham, U.K. facility. Symmetry Surgical operating income increased by $8,166 and was (13.3)% of segment revenue in the 2014 fiscal period as compared to (24.5)% in the fiscal 2013 period primarily due to a net decrease in asset impairment charges of $9,309 as well as decreased impacts of facility closure and severance costs. This improvement was offset by a reduction in revenue as discussed above. The increase in the Unallocated operating costs is primarily related to increased transaction costs.

Other (Income) Expense.  Interest expense for the nine months ended September 27, 2014 decreased $7,126, or 52.8%, to $6,383 from $13,509 for the comparable fiscal period in 2013. This decrease is most significantly attributable to the decrease in debt outstanding by $10,775 as compared to the third quarter 2013.

During March 2014, we fully repaid our Bank Term Loan that was scheduled to mature in December 2016, resulting in a loss on debt extinguishment of $503.

Derivatives valuation consists of foreign currency forward contracts which were used to mitigate the effect of changes in the foreign exchange rates on net income. As of June 28, 2014, we had settled all of our outstanding forward swap contracts. We recorded a loss of $242 for the nine months ended September 28, 2013, which is a result of fluctuation in the Euro versus the US Dollar.

Other income for the nine months ended September 27, 2014 and September 28, 2013 represents foreign currency exchange rate fluctuations on transactions denominated in foreign currencies.

Income Tax Expense. Our effective tax rate was a benefit of 115.7% for the nine months ended September 27, 2014 as compared to a benefit of 36.7% for the nine months ended September 28, 2013. Provision for income taxes increased by $15,389, or 95.5%, to $(721) for the nine months ended September 27, 2014 from $(16,110) for the comparable 2013 period primarily due to a $43,246 increase in pre-tax income and the impact of non-deductible professional fees occurred in the third quarter 2014 related to the Merger and Separation Transaction.

Liquidity and Capital Resources

Liquidity

Our principal sources of liquidity in the nine months ended September 27, 2014 were cash generated from operations and borrowings under our Amended Credit Agreement.  Principal uses of cash in the nine months ended September 27, 2014 included capital expenditures and debt service. Cash flows from discontinued operations are included with cash flows from continuing operations. The absence of these cash flows will not significantly impact future sources of liquidity. We expect that our principal uses of cash in the future will be to finance working capital, to pay for capital expenditures to service debt and to pay Merger and Separation Transaction related expenses.

Operating Activities.  Operating activities generated cash of $33,833 in the nine months ended September 27, 2014 compared to $34,389 for the nine months ended September 28, 2013, a decrease of $556.  The decrease in cash from operations is primarily a result of a reduction in working capital and non-cash items partially offset by an increase net income.  Net cash provided by working capital for the nine months ended September 27, 2014 was $1,144 lower than the comparable 2013 period. Aggregate adjustments for non-cash items positively impacted operating cash flows by $30,630, a $29,073 decrease from the comparable prior year period, primarily due to the asset impairment of $41,146 and a loss on sale of business of $4,117 partially offset by a decrease in our deferred income tax provision of $12,065.

Investing Activities.  Capital expenditures of $11,404 were $3,618 higher in the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. This increase is due to the timing of cash payments as well as the replacement of our permanent acid shop building which was destroyed by fire in September 2013.

Financing Activities.  Financing activities used $2,431 of cash in the nine months ended September 27, 2014 compared to usage of $32,729 in the nine months ended September 28, 2013. This decrease in cash used by financing activities is due primarily to an $18,000 increase in net borrowings on the revolving credit agreement and short term borrowings, partially offset by decreases in net payments on bank term loans and capital lease obligations of $11,978.

Capital Expenditures

Capital expenditures totaled $11,404 for the nine months ended September 27, 2014, compared to $7,786 for the nine months ended September 28, 2013. Expenditures were primarily for the replacement of our permanent acid shop building which was destroyed by fire in September 2013 as well as a few key process improvement equipment investments in our cases and tray and instruments plants.

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

As of September 27, 2014, we had an aggregate of $171,070 of outstanding indebtedness, which consisted of $170,000 of borrowings on our Bank Revolver and $1,070 of capital lease obligations. We had one outstanding letter of credit as of September 27, 2014, in the amount of $25.

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

As of September 27, 2014, the most restrictive financial covenants per the Corporation’s lending arrangements required the debt to EBITDA covenant ratio to be less than 3.50:1. The Corporation's ratio as of September 27, 2014 was approximately 3.02:1. The minimum interest coverage ratio is required to be greater than 1.25:1, and the Corporation's ratio at September 27,

2014 was approximately 2.00:1. The Corporation was in compliance with all covenants as of September 27, 2014. We intend to closely monitor our revenues, cost of revenues and selling, general and administrative expenses to manage our ability to meet our debt covenant requirements.

We believe that cash flow from operating activities and borrowings on our Bank Revolver will be sufficient to fund currently anticipated working capital, planned capital spending and debt service requirements for the foreseeable future, including at least the next twelve months.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include our operating leases and letters of credit, which are available under the Amended Credit Agreement. We had one letter of credit outstanding as of September 27, 2014 in the amount of $25.

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

We incurred minimal capital expenditures for environmental, health and safety in the nine months ended September 27, 2014 and September 28, 2013.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. Our Annual Report on Form 10-K for fiscal year ended December 28, 2013, includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to these critical accounting policies that impacted our reported amounts of assets, liabilities, revenues or expenses during the nine months ended September 27, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates, foreign currency exchange rates, commodity prices and the effects of inflation, reference is made to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. Our exposure to these risks, at the end of the third quarter covered by this report, has not changed materially since December 28, 2013.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 27, 2014.

(b)   Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 29, 2014, a purported class action complaint challenging the Merger and Separation Transaction was filed on behalf of Resolution Partners, an alleged stockholder of the Corporation, and all others similarly situated, in the Kosciusko Circuit Court in the state of Indiana. The complaint generally alleges, among other things, that the members of the SMI board of directors breached their fiduciary duties to Resolution Partners and SMI stockholders during merger negotiations and by entering into the Merger Agreement and approving the Merger, and that Genstar and Tecomet allegedly aided and abetted such alleged breaches of fiduciary duties. The complaint further alleges that the joint proxy statement/prospectus filed by Symmetry Surgical with the SEC on September 5, 2014, which contained the preliminary proxy statement of SMI, was misleading or omitted certain allegedly material information. The complaint seeks, among other relief, injunctive relief enjoining consummation of the Merger, compensatory and/or rescissory damages in an unspecified amount and costs and fees.

On October 15, 2014, the plaintiff filed a Motion for a Preliminary Injunction, Expedited Discovery and a Hearing Date to Continue the Preliminary Injunction Pending Trial. On October 23, 2014, the parties agreed to a compromise on expedited discovery, mooting that aspect of plaintiff’s motion, and stipulated to a briefing schedule on plaintiff’s motion for a preliminary injunction. The Court has set a hearing for the plaintiff’s motion, which is currently scheduled for December 1, 2014.

The defendants believe that the claims asserted against them in the lawsuit are without merit, but express no view on the possible outcomes of the litigation.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, which could materially affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information is provided pursuant to Item 703 of Regulation S-K:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2014	2,449	$9.30	—	—

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

November 6, 2014